Form 10-Q
period 2018-06-30
EverQuote, Inc.
filed 2018-08-10
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number: 001-38549

EverQuote, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3101161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Broadway Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 522-3444

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2018, the registrant had 4,851,900 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 20,086,988 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, cash flows and ability to achieve, and maintain, future profitability;

•	our ability to attract and retain consumers and insurance providers using our marketplace;

•	our ability to develop new and enhanced products and services to attract and retain consumers and insurance providers, and our ability to successfully monetize them;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;

•	our ability to maintain and build our brand;

•	our reliance on our third-party service providers;

•	our ability to expand internationally;

•	the impact of competition in our industry and innovation by our competitors;

•	our ability to hire and retain necessary qualified employees to expand our operations;

•	our ability to adequately protect our intellectual property;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	the increased expenses and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	the future trading prices of our Class A common stock; and

•	our use of proceeds from our initial public offering.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$2,382	$2,363
Accounts receivable	17,719	14,694
Prepaid expenses and other current assets	1,972	593

Total current assets	22,073	17,650
Property and equipment, net	3,028	2,129
Deferred initial public offering costs	3,712	—
Other assets	728	740

Total assets	$29,541	$20,519

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$17,991	$11,894
Accrued expenses and other current liabilities	3,028	1,775
Deferred revenue	1,152	986
Current portion of long-term debt, net of discount	—	361

Total current liabilities	22,171	15,016
Deferred rent, net of current portion	1,185	860
Long-term debt, net of current portion	6,983	4,250

Total liabilities	30,339	20,126

Commitments and contingencies (Note 9)
Redeemable convertible preferred stock (Series A, B and B-1), $0.001 par value; 1,867,886 shares authorized at June 30, 2018 and December 31, 2017; 1,574,508 shares issued and outstanding at June 30, 2018 and December 31, 2017; aggregate liquidation preference of $36,844 at June 30, 2018 and December 31, 2017	88,352	50,937

Stockholders’ deficit:
Class A common stock, $0.001 par value; 30,004,760 shares authorized at June 30, 2018 and December 31, 2017; 164,400 and 24,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Class B common stock, $0.001 par value; 27,566,096 shares authorized at June 30, 2018 and December 31, 2017; 8,924,440 and 8,670,992 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	9	9
Additional paid-in capital	—	766
Accumulated deficit	(89,159)	(51,319)

Total stockholders’ deficit	(89,150)	(50,544)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$29,541	$20,519

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$41,092	$30,017	$81,822	$61,769

Cost and operating expenses:
Cost of revenue	2,873	1,884	5,488	3,620
Sales and marketing	34,932	26,354	69,955	54,781
Research and development	3,181	2,100	5,795	4,231
General and administrative	1,733	1,259	3,446	2,268

Total cost and operating expenses	42,719	31,597	84,684	64,900

Loss from operations	(1,627)	(1,580)	(2,862)	(3,131)
Interest expense	(103)	(85)	(196)	(152)

Net loss and comprehensive loss	(1,730)	(1,665)	(3,058)	(3,283)
Accretion of redeemable convertible preferred stock to redemption value	(26,402)	(995)	(37,415)	(12,779)

Net loss attributable to common stockholders	$(28,132)	$(2,660)	$(40,473)	$(16,062)

Net loss per share attributable to common stockholders, basic and diluted	$(3.10)	$(0.31)	$(4.55)	$(1.81)

Weighted average common shares outstanding, basic and diluted	9,084,880	8,523,056	8,897,088	8,891,136

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,058)	$(3,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	612	731
Stock-based compensation expense	1,290	939
Noncash interest expense	14	10
Deferred rent	325	108
Changes in operating assets and liabilities:
Accounts receivable	(3,025)	(255)
Prepaid expenses and other current assets	(1,379)	(126)
Other assets	—	(61)
Accounts payable	3,193	(1,427)
Accrued expenses and other current liabilities	863	1,008
Deferred revenue	166	(40)

Net cash used in operating activities	(999)	(2,396)

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(1,395)	(648)

Net cash used in investing activities	(1,395)	(648)

Cash flows from financing activities:
Proceeds from exercise of stock options	577	383
Repurchase of common stock	—	(9,229)
Proceeds from borrowings on line of credit	22,729	10,800
Repayments of borrowings on line of credit	(17,746)	(9,300)
Repayments of term loan	(2,625)	(750)
Payments of initial public offering costs	(522)	—

Net cash provided by (used in) financing activities	2,413	(8,096)

Net increase (decrease) in cash	19	(11,140)
Cash at beginning of period	2,363	12,400

Cash at end of period	$2,382	$1,260

Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable	$104	$77
Deferred initial public offering costs included in accounts payable or accrued expenses	$3,190	$—
Conversion of Series A redeemable convertible preferred stock to common stock	$—	$98
Retirement of treasury stock	$—	$9,229
Accretion of redeemable convertible preferred stock to redemption value	$37,415	$12,779

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

EverQuote, Inc. (the “Company”) was incorporated in the state of Delaware in 2008. Through its internet websites, the Company operates an online marketplace for consumers shopping for auto, home and life insurance quotes. The Company generates revenue by selling consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States.

The Company is subject to a number of risks and uncertainties common to companies in similar industries and stages of development including, but not limited to, rapid technological changes, competition from substitute products and services from larger companies, protection of proprietary technology, customer concentration, patent litigation, the need to obtain additional financing to support growth and dependence on third parties and key individuals.

On July 2, 2018, the Company completed an initial public offering (“IPO”), in which it issued and sold 3,125,000 shares of Class A common stock at a public offering price of $18.00 per share, resulting in net proceeds to the Company of approximately $48.6 million after deducting underwriting discounts and commissions and estimated offering costs. Additionally, certain of the Company’s stockholders sold 1,562,500 shares of Class A common stock at the same public offering price of $18.00 per share. The Company did not receive any proceeds from the sale of shares by its stockholders. Upon closing of the IPO, the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of Class B common stock (see Note 5 and Note 13).

The accompanying condensed financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred recurring losses, including net losses of $3.1 million for the six months ended June 30, 2018 and $5.1 million for the year ended December 31, 2017. As of June 30, 2018, the Company had an accumulated deficit of $89.2 million. The Company has primarily funded its operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, cash flows from operations and, in July 2018, proceeds from the Company’s IPO. As of August 10, 2018, the issuance date of the interim financial statements, the Company expects that its cash, including net proceeds it received from the IPO, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the interim financial statements, without considering available borrowings under the Company’s revolving line of credit.

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the IPO, subject to specified conditions. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will adopt the new or revised standard at the time private companies adopt the new or revised standard, provided that the Company continues to be an emerging growth company.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The balance sheet at December 31, 2017 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Registration Statement on Form S-1, File No. 333-225379 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2018 and results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017 have been made. The Company’s results of operations for the three or six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the expensing and capitalization of website and software development costs, the valuation of common and preferred stock, and the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and of Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash at two accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the three months ended June 30, 2018 and 2017, one customer represented 22% and 20%, respectively, of total revenue. For the six months ended June 30, 2018 and 2017, one customer represented 19% and 23%, respectively, of total revenue. As of June 30, 2018, one customer accounted for 15% of the accounts receivable balance. As of December 31, 2017, four customers accounted for 12%, 11%, 11% and 11% of the accounts receivable balance.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss.

Revenue Recognition

The Company derives its revenue by selling consumer referrals to its insurance provider customers, including insurance carriers and agents. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605 Revenue Recognition (“ASC 605”). Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company recognizes revenue from the sale of consumer referrals upon delivery of the referral. The Company records revenue from the sales of consumer referrals net of credits or other applicable allowances in the same period in which the related sales are recorded, based on the underlying contract terms.

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Amounts received prior to satisfying the revenue recognition criteria listed above are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace, increasing downloads of its social safe-driving mobile app, EverDrive, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. For the three months ended June 30, 2018 and 2017, advertising expense totaled $28.9 million and $21.4 million, respectively. For the six months ended June 30, 2018 and 2017, advertising expense totaled $58.5 million and $44.6 million, respectively.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. Management reviews accounts receivable on a periodic basis and reserves for receivables in the Company’s allowance for doubtful accounts on a specific identification basis when they are determined to be uncollectible. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance. The Company had no allowance for doubtful accounts as of June 30, 2018 and December 31, 2017, as amounts were deemed to be collectible.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the standard prospectively as of January 1, 2018. The adoption of ASU 2017-09 had no net impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and has since issued several additional amendments thereto, collectively referred to herein as ASC 606. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The new standards require entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. Under ASC 606, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for the good or service. In addition, ASC 606 provides guidance on accounting for certain revenue related costs including costs associated with obtaining and fulfilling a contract. ASC 606 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity at the date of adoption. For public entities, the guidance was effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the guidance is effective for annual periods beginning after December 15, 2018. The Company is currently planning to adopt ASC 606 on January 1, 2019, in accordance with the non-public company requirements. The Company is currently evaluating the method of adoption and the potential impact to the Company’s financial statements.

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the guidance is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230) (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, the standard was effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the standard is effective for annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For public entities, ASU 2016-18 was effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact that the adoption of ASU 2016-18 will have on its financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public entities, ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, ASU 2017-11 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact that the adoption of ASU 2017-11 will have on its financial statements.

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASU 2014-09. The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its financial statements.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued advertising expenses	$982	$721
Accrued employee compensation and benefits	1,062	433
Accrued professional fees	230	154
Other current liabilities	754	467

	$3,028	$1,775

4. Loan and Security Agreement

As of December 31, 2017, the Company had outstanding borrowings under an amended Loan and Security Agreement including borrowings under a revolving line of credit and a term loan. The interest rate for the revolving line of credit was 5.0% as of December 31, 2017. The term loan was repayable in 36 equal monthly installments through August 2019 and accrued interest at an annual rate of 2.0% above the greater of 3.5% or the prime rate. The interest rate for the term loan was 6.5% as of December 31, 2017. Borrowings under the amended Loan and Security Agreement were collateralized by substantially all of the Company’s assets and property.

In March 2018, the Company executed the 2018 Loan Modification (the “2018 Loan Modification”) to modify the amended Loan and Security Agreement to increase the revolving line of credit from $6.0 million to $11.0 million, extend the maturity date of the revolving line of credit to March 2020 and eliminate the term loan. Pursuant to the 2018 Loan Modification, borrowings under the revolving line of credit cannot exceed 80% of eligible accounts receivable balances and continue to bear interest at one-half percent (0.5%) above the greater of 4.25% or the prime rate. Borrowings are collateralized by substantially all of the Company’s assets and property. The terms of the 2018 Loan Modification required that the existing outstanding term loan outstanding under the amended Loan and Security Agreement be repaid. Accordingly, on March 27, 2018, the Company used $2.3 million of proceeds from the revolving line of credit to repay all amounts then due on the term loan. The interest rate for the revolving line of credit was 5.5% as of June 30, 2018.

Under the 2018 Loan Modification, the Company is subject to specified affirmative and negative covenants until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions. In addition, pursuant to the 2018 Loan Modification, the Company is required to maintain a financial performance covenant: a minimum asset coverage ratio of 1.5 to 1, calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events which would meet the criteria of a default under the 2018 Loan Modification include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. As of June 30, 2018, the Company was in compliance with all covenants related to the revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

As of June 30, 2018, the Company had $7.0 million outstanding on the revolving line of credit, of which the full amount was classified within long-term debt, net of current portion. As of June 30, 2018, $4.0 million remained available for borrowing under the revolving line of credit. Amounts outstanding under the revolving line of credit are required to be repaid in March 2020. In July 2018, the Company repaid the $7.0 million outstanding under the revolving line of credit and, as of July 31, 2018, $11.0 million was available for borrowing under the revolving line of credit.

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended June 30, 2018 and 2017, the weighted average effective interest rate was 5.34% and 5.83%, respectively. For the six months ended June 30, 2018 and 2017, the weighted average effective interest rate was 5.54% and 5.83%, respectively.

5. Redeemable Convertible Preferred Stock

The Company issued Series A redeemable convertible preferred stock (the “Series A Preferred Stock”), Series B redeemable convertible preferred stock (the “Series B Preferred Stock”) and Series B-1 redeemable convertible preferred stock (the “Series B-1 Preferred Stock”). The Series A Preferred Stock, the Series B Preferred Stock and the Series B-1 Preferred Stock are collectively referred to as the “Preferred Stock.”

In February 2017, holders of 97,943 shares of Series A Preferred Stock converted their shares to 783,544 shares of common stock. No additional consideration was paid or received by the Company in connection with these conversions. In April 2017, the Company exchanged 132,749 shares of Series B Preferred Stock for an equal number of shares of Series B-1 Preferred Stock. No additional consideration was paid or received by the Company in connection with this exchange. The shares of Series B-1 Preferred Stock had all the same rights and preferences as the Series B Preferred Stock, with the exception of the Series B-1 Preferred Stock liquidation preference.

As of each balance sheet date, the Preferred Stock consisted of the following (in thousands, except share amounts):

	June 30, 2018
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	1,265,100	971,722	$972	$972	7,773,776
Series B Preferred Stock	470,037	470,037	68,137	27,972	3,760,296
Series B-1 Preferred Stock	132,749	132,749	19,243	7,900	1,061,992

	1,867,886	1,574,508	$88,352	$36,844	12,596,064

	December 31, 2017
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	1,265,100	971,722	$972	$972	7,773,776
Series B Preferred Stock	470,037	470,037	38,961	27,972	3,760,296
Series B-1 Preferred Stock	132,749	132,749	11,004	7,900	1,061,992

	1,867,886	1,574,508	$50,937	$36,844	12,596,064

In the three months ended June 30, 2018 and 2017, the Company recorded adjustments of $26.4 million and $1.0 million, respectively, to the carrying value of Series B and B-1 Preferred Stock, with corresponding offsets to additional paid-in capital and accumulated deficit representing the change in the redemption value from March 31, 2018 and 2017, respectively. In the six months ended June 30, 2018 and 2017, the Company recorded adjustments of $37.4 million and $12.8 million, respectively, to the carrying value of Series B and B-1 Preferred Stock, with corresponding offsets to additional paid-in capital and accumulated deficit representing the change in the redemption value from December 31, 2017 and 2016, respectively.

Upon the closing of the Company’s IPO in July 2018, all 1,574,508 shares of the Company’s then-outstanding Preferred Stock automatically converted into an aggregate of 12,596,064 shares of the Company’s Class B common stock (see Note 13).

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6. Common Stock

On June 15, 2018, the Company effected an eight-for-one forward stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Preferred Stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the preferred stock conversion ratios. In connection with the stock split, the Company effected an increase in the number of authorized common shares to 57,570,856 shares.

Each share of Class A common stock entitles the holder to one vote for each share on all matters submitted to a vote of the Company’s stockholders at all meetings of stockholders and written actions in lieu of meetings. Each share of Class B common stock entitles the holder to ten votes for each share on all matters submitted to a vote of the Company’s stockholders at all meetings of stockholders and written actions in lieu of meetings.

Holders of both classes of common stock are entitled to receive dividends, when and if declared by the board of directors.

Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. Automatic conversion shall occur upon the occurrence of a transfer, of such share of Class B common stock or at the date and time, or the occurrence of an event, specified by a vote or written consent of the holders of a majority of the voting power of the then outstanding shares of Preferred Stock and Class B common stock, voting together as a single class. A transfer is described as a sale, assignment, transfer, conveyance, hypothecation or disposition of such share or any legal or beneficial interest in such share other than certain permitted transfers as described in the amended and restated Certificate of Incorporation, including a transfer to a holder of Preferred Stock. Each share of Class B common stock held by a stockholder shall automatically convert into one fully paid and non-assessable share of Class A common stock nine months after the death or incapacity of the holder of such Class B common stock.

In the six months ended June 30, 2018, 140,400 shares of Class B common stock were automatically converted to 140,400 shares of Class A common stock pursuant to a transfer as described above. No additional consideration was paid or received by the Company in connection with this exchange.

In the six months ended June 30, 2017, the Company repurchased 1,341,216 shares of its common stock at a price of $6.89 per share for a total cost of $9.2 million. The repurchase was pursuant to a tender offer made by the Company to its stockholders, including employee stockholders. The price paid by the Company at the settlement date of each tender was the estimated fair value of the Company’s common stock at such settlement date. The Company immediately retired all outstanding treasury shares after the repurchase of common stock.

Acquisitions of treasury stock have been recorded at cost. Treasury stock held was reported as a deduction from stockholders’ deficit. When the treasury stock was retired, the carrying value of the treasury stock was allocated between additional paid-in capital and retained earnings. The portion allocated to additional paid-in capital was limited to the sum of (i) all additional paid-in capital arising from previous retirements and net gains on sales of treasury stock of the same issue and (ii) the pro rata portion of additional paid-in capital and voluntary transfers of retained earnings on the same issue. To date, the Company has not reissued any treasury stock.

7. Stock-Based Compensation

2008 Stock Incentive Plan

The Company’s 2008 Stock Incentive Plan, as amended (the “2008 Plan”), provided for the Company to issue equity awards to employees, consultants, advisors and directors. Under the 2008 Plan, the Company could grant stock-based incentive awards, including incentive or nonqualified stock options and restricted stock units, as determined by the board of directors.

The total number of shares of common stock that could have been issued under the 2008 Plan was 8,440,712 shares as of June 30, 2018. Upon effectiveness of the Company’s 2018 Equity Incentive Plan, (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) on June 27, 2018, the remaining 583,056 shares that were available for grant under the 2008 Plan became available for grant under the 2018 Plan and no future grants will be made under the 2008 Plan. Additionally, shares underlying awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code) will be available for future grants under the 2018 Plan.

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2018 Equity Incentive Plan

On June 14, 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Plan, which became effective on June 27, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of June 30, 2018, 966,984 shares remain available for future grants under the 2018 Plan.

Shares of common stock issued upon exercise of stock options granted prior to September 8, 2017 will be issued as new Class B common stock. Shares of common stock issued upon exercise of stock options granted after September 8, 2017 will be issued as new Class A common stock. Options and restricted stock granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire ten years from the date of the grant.

The exercise price for stock options granted is not less than the fair value of common shares as determined by the board of directors as of the date of grant. Prior to the Company’s IPO, the Company’s board of directors valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant.

Award Issuances

During the six months ended June 30, 2018, the Company granted options to employees and directors for the purchase of 1,152,040 shares of Class A common stock with a weighted average exercise price of $9.68 per share and a weighted average grant-date fair value of $4.75 per share. During the six months ended June 30, 2018, the Company granted service- and performance-based RSUs to employees and directors for the right to receive 1,875,872 shares of Class A common stock with a weighted average grant date fair value of $17.58 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$10	$7	$17	$13
Sales and marketing	400	201	670	411
Research and development	168	116	292	219
General and administrative	145	144	311	296

	$723	$468	$1,290	$939

As of June 30, 2018, unrecognized compensation expense related to unvested options was $7.7 million, which is expected to be recognized over a weighted average period of 3.6 years.

8. Income Taxes

2017 U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018, as well as a limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The federal tax rate change resulted in a reduction of the Company’s deferred tax assets and liabilities, and a corresponding reduction to its valuation allowance. As a result, no income tax expense or benefit was recognized as of the enactment date of the TCJA. The other provisions of the TCJA did not have a material impact on the Company’s financial statements.

Income Taxes

The Company had no income tax expense for the three months ended June 30, 2018 and 2017 or for the six months ended June 30, 2018 and 2017. The Company has no foreign operations and therefore, has not provided for any foreign taxes.

9. Commitments and Contingencies

Operating Leases

The Company leases office space in Cambridge, Massachusetts under a non-cancelable operating lease that expires in September 2024. The Company leases office space in Woburn, Massachusetts under a non-cancelable operating lease that expires in January 2022.

Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of June 30, 2018 and December 31, 2017, the Company had a deferred rent liability of $1.2 million and $0.9 million, respectively.

As of June 30, 2018 and December 31, 2017, the Company maintained security deposits of $0.4 million with the landlords of its leases, which amounts are included in other assets (long-term) on the Company’s balance sheets.

Future minimum lease payments under the operating leases as of June 30, 2018 are as follows (in thousands):

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Year Ending December 31,
2018	$905
2019	1,861
2020	1,996
2021	2,075
2022	1,911
Thereafter	3,405

$12,153

In April 2017, the Company entered into a sublease agreement with a subtenant for 7,735 square feet of general office space. The sublease terminated in June 2018. The Company recognized $0.1 million under the sublease as a reduction in rent expense in the statements of operations and comprehensive loss for the three months ended June 30, 2018. The Company recognized $0.3 million under the sublease as a reduction in rent expense in the statements of operations and comprehensive loss for the six months ended June 30, 2018. For the three months ended June 30, 2018 and 2017, the Company recognized rent expense of $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized rent expense of $1.0 million and $0.7 million, respectively.

Indemnification Agreements

In the normal course of business, the Company may provide indemnification of varying scope and terms to third parties and enters into commitments and guarantees (“Agreements”) under which it may be required to make payments. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, many of these Agreements do not limit the Company’s maximum potential payment exposure.

In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.

Through December 31, 2017 and June 30, 2018, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2018 or December 31, 2017.

Legal Proceedings

The Company, from time to time, is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to any such actions should not have a material adverse effect on the Company’s results of operations of financial position. As of June 30, 2018 and December 31, 2017, the Company does not have any contingency reserves established for any litigation liabilities.

10. Net Loss per Share

The Company has two classes of common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. As a result, basic and diluted net loss per share of Class A common stock and share of Class B common stock are equivalent. Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(1,730)	$(1,665)	$(3,058)	$(3,283)
Accretion of redeemable convertible preferred stock to redemption value	(26,402)	(995)	(37,415)	(12,779)

Net loss attributable to common stockholders	$(28,132)	$(2,660)	$(40,473)	$(16,062)

Denominator:
Weighted average common shares outstanding, basic and diluted	9,084,880	8,523,056	8,897,088	8,891,136

Net loss per share attributable to common stockholders, basic and diluted	$(3.10)	$(0.31)	$(4.55)	$(1.81)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2018 and 2017 because including them would have had an anti-dilutive effect:

	June 30,
	2018	2017
Redeemable convertible preferred stock (as converted to common stock)	12,596,064	12,596,064
Options to purchase common stock	4,092,960	3,681,400
Unvested restricted stock units	2,118,368	192,000

	18,807,392	16,469,464

11. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.1 million for both the three months ended June 30, 2018 and 2017 and contributed $0.2 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

12. Related Party Transactions

Related party referrals

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended June 30, 2018 and 2017, the Company recorded sales and marketing expenses of $2.1 million and $2.3 million, respectively, related to these arrangements. During the six months ended June 30, 2018 and 2017, the Company recorded sales and marketing expenses of $4.4 million and $4.2 million, respectively, related to these arrangements. During the three months ended June 30, 2018 and 2017, the Company paid $2.4 million and $2.8 million, respectively, related to these arrangements. During the six months ended June 30, 2018 and 2017, the Company paid $5.0 million and $4.4 million, respectively, related to these arrangements. As of June 30, 2018 and December 31, 2017, amounts due to related-party affiliates totaled $1.0 million and $1.6 million, respectively, which amounts were included in accounts payable on the balance sheets.

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

13. Subsequent Events

On July 2, 2018, the Company completed the IPO, and issued and sold 3,125,000 shares of Class A common stock at a public offering price of $18.00 per share, resulting in net proceeds of approximately $48.6 million after deducting underwriting discounts and commissions and estimated offering costs.

Upon closing of the IPO on July 2, 2018, the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of Class B common stock (see Note 5). Upon conversion of the redeemable convertible preferred stock, the Company reclassified the carrying value of the Preferred Stock to common stock and additional paid-in capital.

Upon closing of the IPO on July 2, 2018, the Company’s authorized shares of common stock were increased to 220,000,000 shares of Class A common stock and 30,000,000 shares of Class B common stock. The Company also authorized 10,000,000 shares of undesignated preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our financial statements and the related notes and other financial information included in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.”

Overview

EverQuote makes insurance shopping easy, efficient and personal, saving consumers and insurance providers time and money.

We operate the largest online marketplace for insurance shopping in the United States. Our goal is to reshape insurance shopping for consumers and improve the way insurance providers attract and connect with customers as insurance shopping continues to shift online. With over 10 million consumer visits per month, our results-driven marketplace, powered by our proprietary data and technology platform, matches and connects consumers seeking to purchase insurance with relevant options from our broad direct network of insurance providers, saving consumers and providers time and money.

Consumers may view insurance as a simple commodity with standard pricing. However, finding the right insurance product is often challenging for consumers, who face limited online options, complex, variable and opaque pricing, and myriad coverage configurations. We present consumers with a single starting point for a comprehensive and cost-effective insurance shopping experience. Our marketplace reduces the time consumers spend searching across multiple sites by delivering broader and more relevant results than consumers may find on their own. Our service is free for consumers, and we derive our revenue from sales of consumer referrals to insurance providers.

Insurance providers operate in a highly competitive and regulated industry and typically specialize on pre-determined subsets of consumers. As a result, not every consumer is a good match for every provider, and providers struggle to efficiently reach the segments that are most desirable for their business models. Traditional offline and online advertising channels reach broad audiences but lack the fine-grained consumer acquisition capabilities needed for optimally matching consumers to specific insurance products. We connect providers to a large volume of high-intent, pre-validated consumer referrals that match the insurers’ specific requirements. The transparency of our marketplace, as well as the campaign management tools we offer, make it easy for insurance providers to evaluate the performance of their marketing spend on our platform and manage their own return on investment.

Since our founding in 2011, our core mission has been to make finding insurance easy and more personal, saving consumers and insurance providers time and money. We are working to build the largest and most trusted online insurance marketplace in the world. In pursuing this goal, we have consistently innovated through our disruptive data driven approach. Highlights of our history of innovation include:

•	In 2011, we launched the EverQuote marketplace for auto insurance.

•	In 2013, we launched EverQuote Pro, our provider portal, for carriers.

•	In 2015, we launched EverQuote Pro for agents.

•	In 2016, we added home and life insurance in our marketplace and launched EverDrive, our social safe-driving mobile app.

•	In 2017, we reached 500,000 downloads of EverDrive.

•	In 2018, we exceeded 35 million cumulative quote requests since launch of our marketplace.

Key Business Metrics

We regularly review a number of metrics, including United States generally accepted accounting principles, or GAAP, operating results and the key metrics listed below, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make operating and strategic decisions. Some of these metrics are non-financial metrics or are financial metrics that are not defined by GAAP.

Quote Requests

Quote requests are consumer-submitted website forms that contain the data required to provide an insurance quote. As we attract more consumers to our platform and they complete quote requests, we are able to refer them to our insurance provider customers, selling more referrals while also collecting data, which we use to improve personalization, conversion rates and consumer satisfaction.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we have presented in this Quarterly Report on Form 10-Q our variable marketing margin and adjusted EBITDA as non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly titled measures presented by other companies.

Variable Marketing Margin. We define variable marketing margin, or VMM, as revenue as reported in our statements of operations and comprehensive loss, less online advertising costs related to attracting consumers to our marketplace (which are a component of total advertising expense, which is a component of sales and marketing expense). The most directly comparable GAAP measure for VMM is revenue less advertising expense. We utilize VMM to measure the financial return on our online advertising, specifically to measure the degree by which the revenue generated from consumer quote requests exceeds the cost to attract those consumers to our marketplace through online advertising. We also use VMM to measure the efficiency of individual online advertising and consumer acquisition sources and to make trade-off decisions to manage our return on advertising. We do not utilize VMM as a measure of our overall profitability. We present VMM because it is used extensively by our management and board of directors to manage our operating performance, including evaluating our operational performance against budgeted VMM and understanding the efficiency of our online advertising spend.

Adjusted EBITDA. We define adjusted EBITDA as our net loss, excluding the impact of stock-based compensation expense; depreciation and amortization expense; interest expense; and our provision for (benefit from) income taxes. The most directly comparable GAAP measure is net income (loss). We monitor and have presented in this Quarterly Report on Form 10-Q adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

We use these non-GAAP financial measures to evaluate our operating performance and trends and make planning decisions. We believe that each of these non-GAAP financial measures helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in the calculations of each non-GAAP financial measure. Accordingly, we believe that these financial measures provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects.

Our non-GAAP financial measures are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of these non-GAAP financial measures rather than revenue less advertising expense and net income (loss), which are the most directly comparable financial measures calculated and presented in accordance with GAAP. Some of these limitations are:

•

VMM excludes general advertising costs that are designed to promote our business, attract insurance providers or produce results other than generating revenue or online marketplace traffic, which costs can represent significant cash expenditures;

•	adjusted EBITDA excludes stock-based compensation expense as it has recently been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business;

•	adjusted EBITDA excludes depreciation and amortization expense and, although this is a non-cash expense, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not reflect the cash requirements necessary to service interest on our debt which affects the cash available to us;

•	adjusted EBITDA does not reflect income tax expense (benefit) that affects cash available to us; and

•

the expenses and other items that we exclude in our calculations of VMM and adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from VMM and adjusted EBITDA when they report their operating results.

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

The following tables reconcile VMM and adjusted EBITDA to revenue less advertising expense and net loss, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of revenue less advertising expense to variable marketing margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$41,092	$30,017	$81,822	$61,769
Less: total advertising expense	(28,946)	(21,429)	(58,538)	(44,590)

Revenue less advertising expense	12,146	8,588	23,284	17,179
Add: other advertising expense(1)	673	520	1,229	785

Variable marketing margin	$12,819	$9,108	$24,513	$17,964

(1)

Other advertising expense consists of general advertising costs that are designed to promote the business, attract insurance providers or produce results other than generating online marketplace traffic, such as increasing downloads of our EverDrive safe driver app. These costs are not directly related to generating revenue or online marketplace traffic, and as such are excluded by management from the calculation of VMM.

Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(1,730)	$(1,665)	$(3,058)	$(3,283)
Stock-based compensation	723	468	1,290	939
Depreciation and amortization	318	327	612	731
Interest expense	103	85	196	152

Adjusted EBITDA	$(586)	$(785)	$(960)	$(1,461)

Key Components of Our Results of Operations

Revenue

We generate our revenue by selling consumer referrals to insurance provider customers, consisting of carriers and agents, as well as to indirect distributors. To simplify the quoting process for the consumer and improve performance for the provider, we are able to provide consumer-submitted quote request data along with each referral. We support three secure consumer referral formats:

•	Clicks: An online-to-online referral, with a handoff of the consumer to the provider’s website.

•	Data: An online-to-offline referral, with quote request data transmitted to the provider for follow-up.

•	Calls: An online-to-offline referral, with the consumer and provider connected by phone.

We recognize revenue from consumer referrals at the time of delivery. Our revenue is comprised of consumer referral fees from the automotive and home and life insurance verticals as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Automotive	$35,509	$28,943	$71,434	$59,711
Home and Life	5,583	1,074	10,388	2,058

Total Revenue	$41,092	$30,017	$81,822	$61,769

Cost and Operating Expenses

Our cost and operating expenses consist of cost of revenue, sales and marketing, research and development, and general and administrative expenses.

We allocate certain overhead expenses, such as rent, utilities, office supplies and depreciation and amortization of general office assets to cost of revenue and operating expense categories based on headcount. As a result, an overhead expense allocation is reflected in cost of revenue and each operating expense category. Personnel-related costs included in cost of revenue and each operating expense category include wages, fringe benefit costs and stock-based compensation expense.

Cost of Revenue

Cost of revenue is comprised primarily of the costs of operating our marketplace and delivering consumer referrals to our customers. These costs consist primarily of technology service costs including hosting, software, data services, and third-party call center costs. In addition, cost of revenue includes depreciation and amortization of our platform technology assets and personnel-related costs.

Sales and Marketing

Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions. Advertising consists of variable costs that are related to attracting consumers to our marketplace, increasing downloads of our social safe-driving mobile app EverDrive and promoting our marketplace to carriers and agents. Our advertising costs consist of online ad spend, including search, display and social media advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Marketing costs consist primarily of content development, public relations, memberships, and event costs. In order to continue to grow our business and brand awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. However, we expect our sales and marketing expense as a percentage of revenue will continue to decline over the longer term as we scale our business.

Research and Development

Research and development expenses consist primarily of personnel-related costs for software development, product management and data analytics. We have focused our research and development efforts on improving ease of use and functionality of our existing marketplace platform and developing new offerings and internal tools. We primarily expense research and development costs. Direct development costs related to software enhancements that add functionality are capitalized and depreciated as a component of cost of revenue. We expect that research and development expenses will increase as we continue to enhance and expand our platform technology.

General and Administrative

General and administrative expenses consist of personnel-related costs and related expenses for executive, finance, legal, human resources, technical support and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums and payment processing and billing costs. We expect general and administrative expenses to increase as we incur the costs of compliance associated with being a publicly traded company, including legal, audit and consulting fees.

Interest Expense

Interest expense consists of interest expense associated with outstanding borrowings under our loan and security agreements and the amortization of deferred financing costs and debt discount associated with such arrangements. See “—Liquidity and Capital Resources.”

Income Taxes

We have not recorded income tax benefits for the net losses we have incurred in the three and six months ended June 30, 2018 and 2017 or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2017, we had U.S. federal and state net operating loss carryforwards of $9.1 million and $7.1 million, respectively, which may be available to offset future taxable income and begin to expire in 2027. As of December 31, 2017, we also had U.S. federal and state research and development tax credit carryforwards of $1.8 million and $0.9 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2029. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

On December 22, 2017, the Tax Cuts and Jobs Act, or the TCJA, was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018, as well as a limitation of the deduction for net operating losses to 80% of annual taxable income and the elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The federal tax rate change resulted in a reduction in our deferred tax assets and liabilities, and a corresponding reduction of our valuation allowance. As a result, no income tax expense or benefit was recognized as of the enactment date of the TCJA. The other provisions of the TCJA did not have a material impact on our financial statements.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

The following tables set forth our results of operations in dollar amounts and as percentage of revenue for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$41,092	$30,017	$81,822	$61,769

Cost and operating expenses:
Cost of revenue	2,873	1,884	5,488	3,620
Sales and marketing	34,932	26,354	69,955	54,781
Research and development	3,181	2,100	5,795	4,231
General and administrative	1,733	1,259	3,446	2,268

Total cost and operating expenses	42,719	31,597	84,684	64,900

Loss from operations	(1,627)	(1,580)	(2,862)	(3,131)
Interest expense	(103)	(85)	(196)	(152)

Net loss	$(1,730)	$(1,665)	$(3,058)	$(3,283)

Other Financial and Operational Data:
Quote requests	3,018	2,950	6,475	5,911
Variable Marketing Margin	$12,819	$9,108	$24,513	$17,964

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%

Cost and operating expenses:
Cost of revenue	7.0	6.3	6.7	5.9
Sales and marketing	85.0	87.8	85.5	88.7
Research and development	7.7	7.0	7.1	6.8
General and administrative	4.2	4.2	4.2	3.7

Total cost and operating expenses	103.9	105.3	103.5	105.1

Loss from operations	(3.9)	(5.3)	(3.5)	(5.1)
Interest expense	(0.3)	(0.3)	(0.2)	(0.2)

Net loss	(4.2)%	(5.6)%	(3.7)%	(5.3)%

Other Financial Data:
Variable Marketing Margin	31.2%	30.3%	30.0%	29.1%

Revenue:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Revenue	$41,092	$30,017	$11,075	36.9%	$81,822	$61,769	$20,053	32.5%

Revenue increased by $11.1 million from $30.0 million for the three months ended June 30, 2017 to $41.1 million for the three months ended June 30, 2018. The increase was due to an increase in revenue of $6.6 million and $4.5 million from our automotive and home and life insurance marketplace verticals, respectively. Revenue increased by $20.1 million from $61.8 million for the six months ended June 30, 2017 to $81.8 million for the six months ended June 30, 2018. The increase was due to an increase in revenue of $11.7 million and $8.3 million from our automotive and home and life insurance marketplace verticals, respectively. The increase in revenue from our automotive vertical was primarily due to an increase in revenue per quote request as a result of increased demand for consumer referrals by our insurance providers and to a lesser extent an increase in the volume of quote requests resulting from increased advertising to attract consumers. The increase in revenue from our home and life vertical was primarily driven by an increase in the volume of quote requests resulting from increased advertising to attract consumers.

Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$2,873	$1,884	$989	52.5%	$5,488	$3,620	$1,868	51.6%
Percentage of revenue	7.0%	6.3%			6.7%	5.9%

Cost of revenue increased by $1.0 million from $1.9 million for the three months ended June 30, 2017 to $2.9 million for the three months ended June 30, 2018 and increased by $1.9 million from $3.6 million for the six months ended June 30, 2017 to $5.5 million for the six months ended June 30, 2018. For the three months ended June 30, 2018, cost of revenue increased in both dollars and as a percentage of revenue due primarily to increased third-party call center and hosting costs of $0.5 million each due to increased volume. For the six months ended June 30, 2018, cost of revenue increased in both dollars and as a percentage of revenue due primarily to third-party call center and hosting costs of $0.8 million each due to increased volume and increased software and data services costs of $0.3 million.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing expense	$34,932	$26,354	$8,578	32.5%	$69,955	$54,781	$15,174	27.7%
Percentage of revenue	85.0%	87.8%			85.5%	88.7%

Sales and marketing expenses increased by $8.6 million from $26.4 million for the three months ended June 30, 2017 to $34.9 million for the three months ended June 30, 2018 and increased by $15.2 million from $54.8 million for the six months ended June 30, 2017 to $70.0 million for the six months ended June 30, 2018. For the three months ended June 30, 2018, the $8.6 million increase in sales and marketing expense was primarily due to an increase in advertising and marketing expenditures of $7.7 million, and an increase in personnel-related costs of $0.6 million. For the six months ended June 30, 2018, the $15.2 million increase in sales and marketing expense was primarily due to an increase in advertising and marketing expenditures of $14.1 million and an increase in personnel-related costs of $0.8 million.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Research and development expense	$3,181	$2,100	$1,081	51.5%	$5,795	$4,231	$1,564	37.0%
Percentage of revenue	7.7%	7.0%			7.1%	6.8%

Research and development expenses increased by $1.1 million from $2.1 million for the three months ended June 30, 2017 to $3.2 million for the three months ended June 30 2018 and increased by $1.6 million from $4.2 million for the six months ended June 30, 2017 to $5.8 million for the six months ended June 30 2018. For the three months ended June 30, 2018, the increase in research and development expense was primarily due to an increase in personnel-related costs of $0.7 million and an increase in consulting costs of $0.1 million as a result of our continued hiring of research and development employees and use of consultants to further develop and enhance our marketplace websites and technology. Office and occupancy costs also increased by $0.1 million as a result of the increase in headcount. For the six months ended June 30, 2018, the increase in research and development expense was primarily due to an increase in personnel-related costs of $1.0 million as a result of our continued hiring of research and development employees to further develop and enhance our marketplace websites and technology. Office and occupancy costs also increased by $0.2 million as a result of the increase in headcount.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
General and administrative expense	$1,733	$1,259	$474	37.6%	$3,446	$2,268	$1,178	51.9%
Percentage of revenue	4.2%	4.2%			4.2%	3.7%

General and administrative expenses increased by $0.5 million from $1.3 million for the three months ended June 30, 2017 to $1.7 million for the three months ended June 30, 2018 and increased by $1.2 million from $2.3 million for the six months ended June 30, 2017 to $3.4 million for the six months ended June 30, 2018. For the three months ended June 30, 2018, the increase was primarily due to increases in audit and tax-related fees as well as personnel related costs. The increase in audit and tax-related fees was primarily due to our preparation to operate as a public company. For the six months ended June 30, 2018, the increase was primarily due to increases in audit and tax-related fees and, to a lesser extent, an increase in personnel related costs and travel-related expenses. The increase in audit and tax-related fees was primarily due to our preparation to operate as a public company.

Interest Expense

Interest expense remained consistent at $0.1 million for the three months ended June 30, 2018 and 2017 and $0.2 million for the six months ended June 30, 2018 and 2017 primarily due to consistent average outstanding borrowings for the comparative periods.

Quote requests

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	(in thousands, except percentages)
	2018	2017	Amount	%	2018	2017	Amount	%
Quote requests	3,018	2,950	68	2.3%	6,475	5,911	564	9.5%

Quote requests increased by 0.1 million for the three months ended June 30, 2018 and increased by 0.6 million for the six months ended June 30, 2018. Quote requests increased due to increased spending on online marketplace advertising.

Variable Marketing Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Variable Marketing Margin	$12,819	$9,108	$3,711	40.7%	$24,513	$17,964	$6,549	36.5%
Percentage of revenue	31.2%	30.3%			30.0%	29.1%

Variable marketing margin increased by $3.7 million from $9.1 million for the three months ended June 30, 2017 to $12.8 million for the three months ended June 30, 2018 and increased by $6.5 million from $18.0 million for the six months ended June 30, 2017 to $24.5 million for the six months ended June 30, 2018. Variable marketing margin increased in both absolute dollars and as a percentage of revenue due primarily to increased revenue per quote request as a result of increased volume and demand for consumer referrals by our insurance providers, partially offset by increased cost per quote request.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through issuances of shares of our convertible preferred stock and common stock, debt and cash flows from operations. As of June 30, 2018, we had cash of $2.4 million and availability of $4.0 million on a revolving line of credit under our amended Loan and Security Agreement. In July 2018, we closed our initial public offering, or IPO, of 3,125,000 shares of Class A common stock and received net proceeds of approximately $48.6 million after deducting underwriting discounts and commissions and estimated offering costs.

As of December 31, 2017, we had a term loan with an outstanding principal balance of $2.6 million and a $6.0 million revolving line of credit with an outstanding balance of $2.0 million under our amended Loan and Security Agreement. Borrowings under the revolving line of credit could not exceed 80% of eligible accounts receivable balances and bore interest at an annual rate of 0.5% above the greater of 3.5% or the prime rate (5.0% as of December 31, 2017). The term loan was repayable in 36 equal monthly installments through August 2019 and accrued interest at an annual rate of 2.0% above the greater of 3.5% or the prime rate (6.50% as of December 31, 2017). Borrowings under the amended Loan and Security Agreement were collateralized by substantially all of our assets and property.

On March 16, 2018, we entered into a Loan and Security Modification Agreement, or the 2018 Loan Modification, to modify our amended Loan and Security Agreement. This agreement increased the revolving line of credit to $11.0 million, extended the maturity date of the revolving line of credit to March 2020 and eliminated the term loan. Borrowings under the revolving line of credit cannot exceed 80% of eligible accounts receivable balances and bear interest at 0.5% above the greater of 4.25% or the prime rate (5.5% as of June 30, 2018). The terms of the 2018 Loan Modification required that the existing outstanding term loan under the Loan and Security Agreement be repaid. Accordingly, on March 27, 2018, we used $2.3 million of proceeds from the revolving line of credit to repay the outstanding principal balance of the term loan. As of June 30, 2018, $4.0 million remained available for borrowing under the revolving line of credit. In July 2018, we repaid the $7.0 million outstanding under the revolving line of credit and, as of July 31, 2018, $11.0 million was available for borrowing under the revolving line of credit.

Borrowings are collateralized by substantially all of our assets and property. Additionally, we are subject to affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events of default under the 2018 Loan Modification include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse events with respect to us. In the event of a default, the lender may declare all borrowings immediately due and payable. As of June 30, 2018, we were in compliance with all covenants related to our revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

Since our inception, we have incurred recurring losses and may continue to incur losses in the foreseeable future. We believe our existing cash, together with the proceeds from our IPO, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months, without considering liquidity available from our revolving line of credit. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, the expansion of sales and marketing activities, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows

The following table shows a summary of our cash flows for each of the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(999)	$(2,396)
Net cash used in investing activities	(1,395)	(648)
Net cash provided by (used in) financing activities	2,413	(8,096)

Net increase (decrease) in cash	$19	$(11,140)

Net cash used in operating activities

During the six months ended June 30, 2018, operating activities used $1.0 million of cash, primarily resulting from our net loss of $3.1 million and net cash used by changes in our operating assets and liabilities of $0.2 million, partially offset by net non-cash charges of $2.2 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2018 consisted primarily of a $3.0 million increase in accounts receivable and a $1.4 million increase in prepaid and other current assets, partially offset by an aggregate $4.1 million increase in accounts payable and accrued expenses and other current liabilities. Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities were generally due to growth in our business, timing of customer and vendor invoicing and payments.

During the six months ended June 30, 2017, operating activities used $2.4 million of cash, primarily resulting from our net loss of $3.3 million and net cash used by changes in our operating assets and liabilities of $0.9 million, partially offset by net non-cash charges of $1.8 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2017 consisted primarily of an aggregate $0.4 million decrease in accounts payable and accrued expenses and other current liabilities and a $0.3 million net increase in accounts receivable. Changes in accounts receivable and accounts payable and accrued expenses were generally due to growth in our business, timing of customer and vendor invoicing and payments.

Net cash used in investing activities

Net cash used in investing activities was $1.4 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, we used $1.4 million to acquire property and equipment, which included the capitalization of $1.1 million of software development costs. During the six months ended June 30, 2017, we used $0.6 million to acquire property and equipment, which included the capitalization of $0.3 million of software development costs. Acquisitions of property and equipment generally include the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs.

Net cash provided by (used in) financing activities

During the six months ended June 30, 2018, net cash provided by financing activities was $2.4 million, consisting primarily of $5.0 million of net borrowings from our revolving line of credit and $0.6 million of proceeds received from the exercise of stock options, partially offset by a $2.6 million repayment of our previously outstanding term loan and $0.5 million in payments of deferred offering costs.

During the six months ended June 30, 2017, net cash used in financing activities was $8.1 million, consisting primarily of cash used to repurchase common stock of $9.2 million and principal payments made on our term loan of $0.8 million, partially offset by net borrowings from our revolving line of credit of $1.5 million and proceeds received from the exercise of common stock options of $0.4 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$12,153	$1,831	$3,965	$3,916	$2,441
Debt obligations(2)	7,641	384	7,257	—	—

Total	$19,794	$2,215	$11,222	$3,916	$2,441

(1)	Amounts in table reflect payments due for our office leases in Cambridge, Massachusetts and Woburn, Massachusetts under operating lease agreements that expire at various dates through 2024.
(2)

Amounts in table reflect the contractually required principal and interest payments payable pursuant to our outstanding revolving line of credit as of June 30, 2018. For purposes of this table, the interest due under the revolving line of credit was calculated using an assumed interest rate of 5.5% per annum, respectively, which was the interest rate in effect as of June 30, 2018.

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our condensed financial statements in accordance with GAAP. The preparation of condensed financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a credit agreement that provides us with a revolving line of credit of up to $11.0 million. Borrowings bear interest at a floating rate, which is 0.5% above the greater of 4.25% or the prime rate.

As of June 30, 2018, we had outstanding borrowings under our revolving line of credit of $7.0 million bearing interest at a rate of 5.5%. Changes in interest rates could cause interest charges on our revolving line of credit to fluctuate. Based on the amount of total borrowings outstanding as of June 30, 2018, an increase or decrease of 10% in the prime rate as of June 30, 2018 would cause a corresponding increase or decrease to our net loss and cash flows of less than $0.1 million, assuming that such rate were to remain in effect for a year.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. Certain factors may have a material adverse effect on our business, financial condition, and results of operation. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, and in our other filings with the SEC. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our business is dependent on our relationships with insurance providers with no long-term contractual commitments. If insurance providers stop purchasing consumer referrals from us, or if we are unable to establish and maintain new relationships with insurance providers, our business, results of operations and financial condition could be materially adversely affected.

A substantial majority of our revenue is derived from sales of consumer referrals to insurance providers, including both insurance carriers and agents. Our relationships with insurance providers are dependent on our ability to deliver quality referrals at attractive volumes and prices. If insurance providers are not able to acquire their preferred referrals in our marketplace, they may stop buying referrals from us. Our agreements with insurance providers are short-term agreements, and insurance providers can stop participating in our marketplace at any time with no notice. As a result, we cannot guarantee that insurance providers will continue to work with us, or, if they do, the number of referrals they will purchase from us. In addition, we may not be able to attract new insurance providers to our marketplace or increase the amount of revenue we earn from insurance providers over time.

If we are unable to maintain existing relationships with insurance providers in our marketplace, or unable to add new insurance providers, we may be unable to offer our consumers the shopping experience they expect. This deficiency could reduce consumers’ confidence in our services, making us less popular with consumers. As a result, consumers could cease to use us, or use us at a decreasing rate.

In addition, our insurance carrier customers often provide subsidies to agents to offset agents’ costs in connection with selling insurance policies from our referrals. Our carrier customers have no obligation to provide such subsidies and may reduce the amount of such subsidies or cease providing them at any time. If our carrier customers were to reduce the amounts of or cease providing such subsidies, our insurance agent customers may terminate or reduce the extent of their relationships with us. Because our insurance provider customers can stop buying from us at any time and our insurance carrier customers may cease providing subsidies to our insurance agent customers at any time, our business, results of operations and financial condition could be materially adversely affected with little to no notice.

We compete with other media for advertising spend from our insurance provider customers, and if we are unable to maintain or increase our share of the advertising spend of our insurance provider customers, our business could be harmed.

We compete for insurance provider advertising spend with traditional offline media such as television, billboards, radio, magazines and newspapers, as well as online sources such as websites, social media and websites dedicated to providing multiple quote insurance information. Our ability to attract and retain insurance provider customers, and to generate advertising revenue from them, depends on a number of factors, including:

•	the ability of our insurance provider customers to earn an attractive return on investment from their spending with us;

•	our ability to increase the number of consumers using our marketplace;

•	our ability to compete effectively with other media for advertising spending; and

•	our ability to keep pace with changes in technology and the practices and offerings of our competitors.

We may not succeed in retaining or capturing a greater share of our insurance provider customers’ advertising spending compared to alternative channels. If our current insurance provider customers reduce or end their advertising spending with us and we are unable to increase the spending of our other insurance provider customers or attract new insurance provider customers, our revenue and business and financial results would be materially adversely affected.

In addition, insurance provider advertising spend remains concentrated in traditional offline media channels. Some of our current or potential insurance provider customers have little or no experience using the internet for advertising and marketing purposes and have allocated only limited portions of their advertising and marketing budgets to the internet. The adoption of online marketing may require a cultural shift among insurance providers as well as their acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. This shift may not happen at all or at the rate we expect, in which case our business could suffer. Furthermore, we cannot assure you that the market for online marketing services will continue to grow. If the market for online marketing services fails to continue to develop or develops more slowly than we anticipate, the success of our business may be limited, and our revenue may decrease.

If consumers do not find value in our services or do not like the consumer experience on our platform, the number of referrals in our marketplace may decline, and our business, results of operations and financial condition could be materially adversely affected.

If we fail to provide a compelling insurance shopping experience to our consumers both through our web and mobile platforms, the number of consumer referrals purchased from us will decline, and insurance providers may terminate their relationships with us or reduce their spending with us. If insurance providers stop offering insurance in our marketplace, we may not be able to maintain and grow our consumer traffic, which may cause other insurance providers to stop using our marketplace. We believe that our ability to provide a compelling insurance shopping experience, both on the web and through mobile devices, is subject to a number of factors, including:

•	our ability to maintain a marketplace for consumers and insurance providers that efficiently captures user intent and effectively delivers relevant quotes to each individual insurance buyer;

•	our ability to continue to innovate and improve our marketplace;

•	our ability to launch new vertical offerings that are effective and have a high degree of consumer and insurance provider engagement;

•	our ability to maintain the compatibility of our mobile applications with operating systems, such as iOS and Android, and with popular mobile devices running such operating systems; and

•	our ability to access a sufficient amount of data to enable us to provide relevant quotes to consumers.

If the use of our marketplace declines or does not continue to grow, our business and operating results would be harmed.

We rely on the data provided to us by consumers and insurance providers to improve our product and service offerings, and if we are unable to maintain or grow such data we may be unable to provide consumers with a shopping experience that is relevant, efficient and effective, which could adversely affect our business.

Our business relies on the data provided to us by consumers and insurance providers using our marketplace. The large amount of information we use in operating our marketplace is critical to the insurance shopping experience we provide for consumers. If we are unable to maintain or grow the data provided to us, the value that we provide to consumers and insurance providers using our marketplace may be limited. In addition, the quality, accuracy and timeliness of this information may suffer, which may lead to a negative shopping experience for consumers using our marketplace and could materially adversely affect our business and financial results.

A significant portion of our revenue in recent periods was derived from one customer, and our results of operations could be adversely affected and stockholder value harmed if we lose business from this customer.

Sales to Progressive Casualty Insurance Company accounted for 23% and 20% of our revenue for the years ended December 31, 2016 and 2017, respectively, and for 23% and 19% of our revenue for the six months ended June 30, 2017 and 2018, respectively. This customer made purchases from us under short-term agreements and may cease doing business with us at any time with no notice. As a result, we have no assurances that this customer will continue to purchase from us at its historical levels or at all. If this customer were to reduce its levels of purchases from us or discontinue its relationship with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

We depend on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract consumers to our websites, and if we are unable to attract consumers and convert them into quote requests in a cost-effective manner, our business and financial results may be harmed.

Our success depends on our ability to attract online consumers to our websites and convert them into referrals in a cost-effective manner. We depend, in part, on search engines, display advertising, social media, email, content-based online advertising and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and, separately, organic searches that depend upon the content on our sites.

Search engines, social media platforms and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our advertisements, resulting in fewer consumers clicking through to our websites, our business could suffer. In addition, if our online display advertisements are no longer effective or are not able to reach certain consumers due to consumers’ use of ad-blocking software, our business could suffer.

If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumers and traffic to our websites could decrease, any of which could have a material adverse effect on our business, financial condition and results of operations.

We currently compete with numerous other online marketing companies, and we expect that competition will intensify. Some of these existing competitors may have more capital or complementary products or services than we do, and they may leverage their greater capital or diversification in a manner that adversely affects our competitive position. In addition, other newcomers, including major search engines and content aggregators, may be able to leverage their existing products and services to our disadvantage. We may be forced to expend significant resources to remain competitive with current and potential competitors. If any of our competitors are more successful than we are at attracting and retaining consumers, our business, financial condition and results of operations could be materially adversely affected.

If our emails are not delivered and accepted or are routed by email providers less favorably than other emails, or if our sites are not accessible or treated disadvantageously by internet service providers, our business may be substantially harmed.

If email providers or internet service providers, or ISPs, implement new or more restrictive email or content delivery or accessibility policies, including with respect to net neutrality, it may become more difficult to deliver emails to consumers or for consumers to access our websites and services. For example, certain email providers, including Google, may categorize our emails as “promotional,” and these emails may be directed to an alternate, and less readily accessible, section of a consumer’s inbox. If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to consumers in a manner compatible with email providers’ email handling or authentication technologies, our ability to contact consumers through email could be significantly restricted. In addition, if we are placed on “spam” lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our operating results and financial condition could be substantially harmed. Further, if ISPs prioritize or provide superior access to our competitors’ content, our business and results of operations may be adversely affected.

Insurance providers who use our marketplace can offer products and services outside of our marketplace or obtain similar services from our competitors.

Because we do not have exclusive relationships with insurance providers, consumers may obtain quotes and purchase insurance policies from them without having to use our marketplace. Insurance providers can attract consumers directly through their own marketing campaigns or other traditional methods of distribution, such as referral arrangements, physical storefront operations or broker agreements. Insurance providers also may offer quotes to prospective customers online directly, through one or more online competitors of our business, or both. If our insurance provider customers determine to compete directly with us or choose to favor one or more of our competitors, they could cease providing us with quote information and terminate any direct interactions we have with their online workflows, customers relationship management systems and internal quoting platforms, which would reduce the breadth of the quoting information available to us and could put us at a competitive disadvantage against their direct marketing efforts or our competitors that retain such access. If consumers seek insurance policies directly from insurance providers or through our competitors, or if insurance providers cease providing us with access to their systems or information, the number of consumers searching for insurance on our marketplace may decline, and our business, financial condition and results of operations could be materially adversely affected.

If we are unable to develop new offerings, achieve increased consumer adoption of those offerings or penetrate new vertical markets, our business and financial results could be materially adversely affected.

Our success depends on our continued innovation to provide product and service offerings that make our marketplace, websites and mobile applications useful for consumers. These new offerings must be widely adopted by consumers in order for us to continue to attract insurance providers to our marketplace. Accordingly, we must continually invest resources in product, technology and development in order to improve the comprehensiveness and effectiveness of our marketplace and its related product and service offerings and effectively incorporate new internet and mobile technologies into them. These product, technology and development expenses may include costs of hiring additional personnel and of engaging third-party service providers and other research and development costs.

Without an innovative marketplace and related product and service offerings, we may be unable to attract additional consumers or retain current consumers, which could adversely affect our ability to attract and retain insurance providers who want to participate in our marketplace, which could, in turn, harm our business and financial results. In addition, while we have historically concentrated our efforts on the automobile insurance market, we will need to penetrate additional vertical markets, such as home and life insurance, in order to achieve our long-term growth goals. Our success in the automobile insurance market depends on our deep understanding of this industry. In order to penetrate new vertical markets, we will need to develop a similar understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources and we may not be successful. In addition, these new vertical markets may have specific risks associated with them. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate and our financial condition could suffer.

Our business is substantially dependent on revenue from automotive insurance providers and subject to risks related to automotive insurance and the larger automotive industry. Our business may also be adversely affected by downturns in the home and life insurance industries.

A substantial majority of the insurance purchased through our marketplace is automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 97.4% and 94.5% of our total revenue for the years ended December 31, 2016 and 2017, respectively, and for 96.7% and 87.3% of our total revenue for the six months ended June 30, 2017 and 2018, respectively. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. In addition, consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected and may be affected by negative trends in the broader economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment.

We are also dependent upon the economic success of the home and life insurance industries. Declines in demand for home and life insurance could cause fewer consumers to use our product offerings to shop for such policies. Downturns in either of these markets, which could be caused by a downturn in the economy at large, could materially adversely affect our business.

If we fail to build and maintain our brand, our ability to expand the use of our marketplace by consumers and insurance providers may be adversely affected.

Our future success depends upon our ability to create and maintain brand recognition and a reputation for delivering easy, efficient and personal insurance shopping. A failure by us to build our brand and deliver on these expectations could harm our reputation and damage our ability to attract and retain consumers, which could adversely affect our business. If consumers do not perceive our marketplace as a better insurance shopping experience, our reputation and the strength of our brand may be adversely affected.

Many of our competitors have more resources than we do and can spend more advertising their brands and services. As a result, we are required to spend considerable money and other resources to create brand awareness and build our reputation. Should the need or competition for top-of-mind awareness and brand preference increase, we may not be able to build brand awareness, and our efforts at building, maintain and enhancing our reputation could fail. Even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, results of operations and financial condition could be materially adversely affected.

Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers, data privacy and security issues, and other aspects of our business, whether valid or not, could diminish confidence and participation in our marketplace and could adversely affect our reputation and business. There can be no assurance that we will be able to maintain or enhance our brand, and failure to do so would harm our business growth prospects and operating results.

Our marketing efforts may not be successful.

We currently rely on performance marketing channels that must deliver on metrics that are selected by our insurance provider customers and are subject to change at any time. We are unable to control how our insurance provider customers evaluate our performance. Certain of these metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and adversely affect our business. In addition, the metrics we provide may differ from estimates published by third parties or from similar metrics of our competitors due to differences in methodology. If our insurance provider customers do not perceive our metrics to be accurate, or if we discover material inaccuracies in our metrics, it could adversely affect our online marketing efforts and business.

In addition, we plan to expand our marketing efforts into offline channels such as television and radio. We face significant competition in marketing on offline channels, including from competitors and insurance carriers who may have significantly greater resources and brand recognition than we do. If we fail to expand our marketing efforts in offline channels or to market ourselves successfully on such channels, we may not experience increases in consumer traffic and increased referral and advertising revenue necessary to grow our business, which could have a material adverse effect on our results of operations and financial results.

If we fail to manage future growth effectively, our business could be materially adversely affected.

We have at times experienced rapid growth and anticipate further growth. This growth has placed significant demands on management and our operational infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer and we may not be able to execute on our business plan, which could harm our brand, results of operations and overall business.

Failure to increase our revenue or reduce our sales and marketing expense as a percentage of revenue would adversely affect our financial condition and profitability.

We expect to make significant future investments to support the further development and expansion of our business, and these investments may not result in increased revenue or growth on a timely basis or at all. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we intend to continue investing to market to our consumers including to increase awareness of our brand, including through television and radio advertisements. There can be no assurance that these investments will increase revenue or that we will eventually be able to decrease our sales and marketing expense as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.

We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from companies that provide information and insurance-buying services designed to help consumers shop for insurance and to enable insurance providers to reach these consumers. Our competitors offer various products and services that compete with us. Some of these competitors include:

•	companies that operate, or could develop, insurance search websites;

•	media sites, including websites dedicated to providing multiple quote insurance information and financial services information generally;

•	internet search engines; and

•	individual insurance providers, including through the operation of their own websites, physical storefront operations and broker arrangements.

We compete with these and other companies for a share of insurance providers’ overall budget for online and offline media marketing and referral spend. To the extent that insurance providers’ view alternative marketing and media strategies to be superior to our marketplace, we may not be able to maintain or grow the number of insurance providers using, and advertising on, our marketplace, and our business and financial results may be harmed.

We also expect that new competitors will enter the online insurance industry with competing marketplaces, products and services, which could have an adverse effect on our business and financial results.

Our competitors could significantly impede our ability to maintain or expand the number of consumers and insurance providers using our marketplace. Our competitors also may develop and market new technologies that render our marketplace less competitive, unmarketable or obsolete. In addition, if our competitors develop marketplaces with similar or superior functionality to ours, and our web traffic declines, we may need to decrease our referral and advertising fees. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue would likely be reduced and our financial results would be adversely affected.

Our existing and potential competitors may have significantly more financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their marketplaces, products and services. In addition, they may have more extensive insurance industry relationships than we have, longer operating histories and greater name recognition. As a result, these competitors may be able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns than we can. In addition, to the extent that any of our competitors have existing relationships with insurance providers for marketing or data analytics solutions, those insurance providers may be unwilling to partner with us. If we are unable to compete with these competitors, the demand for our marketplace and related products and services could substantially decline.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our business and financial results.

Insurance providers on our marketplace may not provide competitive levels of service to consumers, which could materially adversely affect our brand and business and our ability to attract consumers.

Our ability to provide consumers with a high-quality and compelling insurance shopping experience depends, in part, on consumers receiving competitive prices, convenience, customer service and responsiveness from insurance providers with whom they are matched on our marketplace. If these providers do not meet or exceed consumer expectations with competitive levels of convenience, customer service, price and responsiveness, the value of our brand may be harmed, our ability to attract consumers to our marketplace may be limited and the number of consumers matched through our marketplace may decline, which could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on our ability to maintain and improve the technology infrastructure necessary to send marketing emails and operate our websites, and any significant disruption in service on our email network infrastructure or websites could result in a loss of consumers, which could harm our business, brand, operating results and financial condition.

Our brand, reputation and ability to attract consumers and insurance providers depend on the reliable performance of our technology infrastructure and content delivery. We use emails to attract consumers to our marketplace. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be prolonged and harmful to our business. If our websites are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not return as often in the future, or at all. As our user base and the amount of information shared on our websites and mobile applications continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers and equipment and related network infrastructure and services to handle the traffic on our websites and mobile applications and to help shorten the length of or prevent system interruptions. The operation of these systems is expensive and complex and we could experience operational failures. Interruptions, delays or failures in these systems, whether due to earthquakes, adverse weather conditions, other natural disasters, power loss, computer viruses, cybersecurity attacks, physical break-ins, terrorism, errors in our software or otherwise, could be prolonged and could affect the security or availability of our websites and applications, and prevent consumers from accessing our services. Such interruptions also could result in third parties accessing our confidential and proprietary information, including our intellectual property or consumer information. Problems with the reliability or security of our systems could harm our reputation, our ability to protect our confidential and proprietary information, result in a loss of users of our marketplace or result in additional costs. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures or prolonged disruptions or delays in the availability of our systems or a significant search engine, we could lose current and potential consumers, which could harm our operating results and financial condition.

Substantially all of the communications, network and computer hardware used to operate our websites and mobile applications are located in the United States in Amazon Web Services and Google Cloud Platform data centers. Although we believe our systems are fully redundant, there may be exceptions for certain hardware. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail. In addition, we may not have sufficient protection or recovery plans in certain circumstances.

Problems faced by our third-party web hosting providers could adversely affect the experience of users of our marketplace. Our third-party web hosting providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third-party web hosting providers or any of the service providers with whom they contract may have adverse effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

Any errors, defects, disruptions or other performance or reliability problems with our network operations could cause interruptions in access to our marketplace as well as delays and additional expense in arranging new facilities and services and could harm our reputation, business, operating results and financial condition. Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our service as a result of system failures.

We rely on third-party service providers for many aspects of our business, and any failure to maintain these relationships could harm our business.

Our success will depend upon our relationships with third parties, including those with our payment processor, our data center host, our customer relationship manager software provider and our general ledger provider. If these third parties experience difficulty meeting our requirements or standards, or if the license agreements we have entered into with such third parties are terminated or not renewed, it could make it difficult for us to operate some aspects of our business, which could damage our business and reputation. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruptions, increase their fees, or if our relationships with these providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers with content or provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. In addition, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-effective relationships with them or if we ineffectively manage these relationships, it could adversely affect our business and financial results.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Experienced information technology personnel, who are critical to the success of our business, are in particularly high demand. This demand is particularly acute in the greater Boston, Massachusetts area, where we are headquartered. Competition for their talents is intense, and retaining such individuals can be difficult. The loss of any of our executive officers or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially adversely affected.

We are subject to risks associated with a corporate culture that promotes entrepreneurialism and decentralized decision making.

We have delegated considerable operational autonomy and responsibility to our employees, including by having flexible working hours. In addition, a central tenet of our culture is providing our employees with opportunities to grow, accept new challenges and take on new responsibilities.

As a consequence, we may have relatively inexperienced people in key positions, and we routinely rotate experienced employees to other jobs within our company. In addition, the autonomy we provide to our employees could result in poor decision making, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

If we are unable to successfully respond to changes in the market, our business could be harmed.

While our business has grown rapidly as consumers and insurance providers have increasingly accessed our marketplace, we expect that our business will evolve in ways that may be difficult to predict. For example, we anticipate that over time we may reach a point when investments in new user traffic are less productive and the continued growth of our revenue will require more focus on developing new product and service offerings for consumers and insurance providers, expanding our marketplaces into new international markets and new industries to attract new customers, and increasing our referral and advertising fees. It is also possible that consumers and insurance providers could broadly determine that they no longer believe in the efficiency and effectiveness of our marketplace. Our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations and financial condition could be materially adversely affected.

We have incurred net losses in the past and we may generate losses in the future.

We have incurred net losses in the past and have never generated net income on an annual basis. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to expand into new verticals, enhance our brand awareness, hire additional employees, expand outside of the United States and improve our technology and infrastructure capabilities. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue and margins sufficiently to offset these higher expenses. We incur significant expenses in acquiring consumers, developing our technology and marketing the products and services we offer. Our costs also may increase due to our continued new product development and general administrative expenses, such as legal and accounting expenses related to being a public company. If we fail to increase our revenue or manage these additional costs, we may continue to incur losses in the future.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control. Our results may vary as a result of fluctuations in the number of consumers and insurance providers using our marketplace and the size and seasonal variability of the marketing budgets of our insurance provider customers. In addition, the auto, home and life insurance industries are each subject to their own cyclical trends and uncertainties. Fluctuations and variability across these different verticals may affect our revenue. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

Our past growth may not be indicative of our future growth, and our revenue growth rate may decline in the future.

Our revenue grew from $96.8 million in 2015 to $122.8 million in 2016 and to $126.2 million in 2017, increases of 26.8% and 2.8%, respectively, and from $30.0 million for the three months ended June 30, 2017 to $41.1 million for the three months ended June 30, 2018, an increase of 36.9%. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

•	increase the number of consumers using our marketplace;

•	maintain and expand the number of insurance providers that use our marketplace or our revenue per provider;

•	further improve the quality of our marketplace, and introduce high-quality new products; and

•	increase the number of insurance shoppers acquired by insurance providers on our marketplace.

Our revenue growth rates may also be limited if we are unable to achieve high market penetration rates as we experience increased competition. If our revenue or revenue growth rates decline, investors’ perceptions of our business may be adversely affected and the market price of our Class A common stock could decline.

Our dedication to making decisions based primarily on the best interests of our company and stockholders may cause us to forgo short-term gains in pursuit of potential but uncertain long-term growth.

Our guiding principle is to build our business by making decisions based primarily upon the best interests of our entire marketplace, including consumers and insurance providers, which we believe has been essential to our success in increasing our user growth rate and engagement and best serves the long-term interests of our company and our stockholders. In the past, we have forgone, and we will in the future continue to forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of our marketplace and its users, even if such decisions adversely affect our results of operations in the short term. However, this strategy may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business and financial results could be harmed.

We collect, process, store, share, disclose and use consumer information and other data, and our actual or perceived failure to protect such information and data or respect users’ privacy could damage our reputation and brand and harm our business and operating results.

Use of our marketplace involves the storage and transmission of consumers’ information, including personal information, and security breaches could expose us to a risk of loss or exposure of this information, which could result in potential liability, litigation and remediation costs, as well as reputational harm, all of which could materially adversely affect our business and financial results. For example, unauthorized parties could steal our users’ names, email addresses, physical addresses, phone numbers and other information that we collect when providing referrals. While we use encryption and authentication technology licensed from third parties designed to effect secure transmission of such information, we cannot guarantee the security of the transfer and storage of the personal information we collect from customers.

Like all information systems and technology, our websites, mobile applications and information systems may be subject to computer viruses, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website shutdowns, or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration or use of personal or other confidential information. Although we have a chief information officer who coordinates our cybersecurity measures, policies and procedures, and our chief information officer regularly reports to our board of directors regarding these matters, we cannot be certain that our efforts will be able to prevent breaches of the security of our information systems and technology. If we experience compromises to our security that result in websites or mobile application performance or availability problems, the complete shutdown of our websites or mobile applications or the loss or unauthorized disclosure, access, acquisition, alteration or use of confidential information, consumers and insurance providers may lose trust and confidence in us, and consumers and insurance providers may decrease the use of our website or stop using our website entirely. Further, outside parties may attempt to fraudulently induce employees, consumers or insurance providers to disclose sensitive information in order to gain access to our information or consumers’ or insurance providers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

Any or all of the issues above could adversely affect our ability to attract new users and increase engagement by existing users, cause existing users to curtail or stop use of our marketplace, cause existing insurance provider customers to cancel their contracts or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, thereby harming our business, results of operations and financial condition. Although we are not aware of any material information security incidents to date, we have detected common types of attempts to attack our information systems and data using means that have included viruses and phishing.

There are numerous federal, state and local laws in the United States and around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using, cross-border transfer and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with, may result in regulatory fines or penalties, and may be inconsistent between countries and jurisdictions or conflict with other rules.

We are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us by consumer advocacy groups or others, and could cause consumers and insurance providers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding privacy, data protection and cross-border transfers of consumer information could cause us to delay planned uses and disclosures of data to comply with applicable privacy and data protection requirements. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put consumer or insurance provider information at risk and could in turn harm our reputation, business and operating results.

We may be unable to halt the operations of websites that aggregate or misappropriate our data.

From time to time, third parties may misappropriate our data through website scraping, robots or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites may misappropriate data in our marketplace and attempt to imitate our brand or the functionality of our website. If we become aware of such websites, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against the effect of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

We are subject to a number of risks related to the credit card and debit card payments we accept.

We accept payments through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees may require us to increase the prices we charge and would increase our operating expenses, either of which could harm our business, financial condition and results of operations.

We currently rely exclusively on one third-party vendor to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if this vendor becomes unwilling or unable to provide these services to us and we are unable to find a suitable replacement on a timely basis. If we or our processing vendor fails to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.

The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations and financial condition.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We are required to comply with payment card industry security standards. Failing to comply with those standards may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors. Any failure to comply fully also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that such compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, card holders and transactions.

If we are unable to maintain our chargeback rate or refund rates at acceptable levels, our processing vendor may increase our transaction fees or terminate its relationship with us. Any increases in our credit and debit card fees could harm our results of operations, particularly if we elect not to raise our rates for our service to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, insurance providers and other constituents within the insurance industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of technology, research and development, and sales and marketing functions;

•	transition of the acquired company’s consumers and data to our marketplace;

•	retention of employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•	potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect on our operating results in a given period;

•

potential liabilities for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions also could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expense or impairment charges associated with acquired intangible assets or goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not be realized.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed.

We intend to continue to make investments to support our growth and may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, develop new product and service offerings or further improve our marketplace and existing product and service offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Volatility in the credit markets also may have an adverse effect on our ability to obtain debt financing.

If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be materially adversely affected.

Litigation could distract management, increase our expenses or subject us to material money damages and other remedies.

Although we are not currently a party to any material legal proceedings, we may be involved from time to time in various legal proceedings, including, but not limited to, actions relating to breach of contract and intellectual property infringement that might necessitate changes to our business or operations. Regardless of whether any claims against us have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management’s time away from our operations. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results.

Companies in the internet, technology and media industries are frequently subject to allegations of infringement or other violations of intellectual property rights. While we are not currently subject to claims relating to intellectual property, as we grow our business and expand our operations we may become subject to intellectual property claims by third parties. We plan to vigorously defend our intellectual property rights and our freedom to operate our business; however, regardless of the merits of the claims, intellectual property claims are often time consuming and extremely expensive to litigate or settle and are likely to continue to divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in significant monetary liability or prevent us from operating our business or portions of our business. Resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or we may be required to cease using intellectual property of third parties altogether. Many of our contracts require us to provide indemnification against third-party intellectual property infringement claims, which would increase our defense costs and may require that we pay damages if there were an adverse ruling in any such claims. Any of these events may have a material adverse effect on our business, results of operations, financial condition and prospects.

Any future indebtedness could adversely affect our ability to operate our business.

As of July 31, 2018, we had $11.0 million available for borrowing under our revolving line of credit with Western Alliance Bank, and in the future we could incur indebtedness beyond our revolving line of credit.

Borrowing on our revolving line of credit, combined with our other financial obligations and contractual commitments, could have significant adverse consequences, including:

•

requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry and market conditions;

•	subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

In addition, any indebtedness we incur under our current revolving line of credit will bear interest at a variable rate, which would make us vulnerable to increases in the market rate of interest. If the market rate of interest increases substantially, we would have to pay additional interest, which would reduce cash available for our other business needs. We intend to satisfy any future debt service obligations with our existing cash and cash flows from operations. Under our loan and security agreement with Western Alliance Bank, our failure to make payments when due or comply with specified covenants, as well as the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or condition, is an event of default. If an event of default occurs and the lender accelerates any indebtedness then outstanding, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner or at all. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets. In addition, the covenants under our existing debt instruments, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing. Any of these events could have a material adverse effect on our results of operations or financial condition.

Risks Related to Our Intellectual Property

We may not be able to adequately protect our intellectual property rights.

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements as we deem appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary.

We may not be able to discover or determine the extent of any unauthorized use or infringement or violation of our intellectual property or proprietary rights. Third parties also may take actions that diminish the value of our proprietary rights or our reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of resources, the impairment or loss of portions of our intellectual property and could materially adversely affect our business, financial condition and operating results. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. These steps may be inadequate to protect our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to use information that we regard as proprietary to create product offerings that compete with ours. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights, which could materially adversely affect our business, financial condition and operating results.

Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term “EverQuote.” We currently hold the “everquote.com” internet domain name as well as various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name EverQuote.

We currently operate only in the United States. To the extent that we determine to expand our business internationally, we will encounter additional risks, including different, uncertain or more stringent laws relating to intellectual property rights and protection.

We may in the future be subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

We may from time to time face allegations or claims that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors or non-practicing entities. Such claims, regardless of their merit, could result in litigation or other proceedings and could require us to expend significant financial resources and attention by our management and other personnel that otherwise would be focused on our business operations, result in injunctions against us that prevent us from using material intellectual property rights, or require us to pay damages to third parties. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may result in significant settlement costs or require us to stop offering some features, or purchase licenses or modify our products and features while we develop non-infringing substitutes, but such licenses may not be available on terms acceptable to us or at all, which would require us to develop alternative intellectual property.

Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, our operating results and our reputation.

As our business expands, we may be subject to intellectual property claims against us with increasing frequency, scope and magnitude. We may also be obligated to indemnify affiliates or other partners who are accused of violating third parties’ intellectual property rights by virtue of those affiliates or partners’ agreements with us, and this could increase our costs in defending such claims and our damages. For example, many of our agreements with insurance providers and other partners require us to indemnify these entities against third-party intellectual property infringement claims. Furthermore, such insurance providers and partners may discontinue their relationship with us either as a result of injunctions or otherwise. The occurrence of these results could harm our brand or materially adversely affect our business, financial position and operating results.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our technologies and processes, we rely in part on confidentiality agreements with our employees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we may not be able to assert our trade secret rights against such parties. To the extent that our employees, contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights to related or resulting know-how and inventions. The loss of confidential information or intellectual property rights, including trade secret protection, could make it easier for third parties to compete with our products. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations, reputation and competitive position.

Our use of “open source” software could adversely affect our ability to protect our proprietary software and subject us to possible litigation.

We use open source software in connection with our software development. From time to time, companies that use open source software have faced claims challenging the use of open source software and/or compliance with open source license terms. We could be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with open source licensing terms. Some open source licenses require users who distribute software containing open source to make available all or part of such software, which in some circumstances could include valuable proprietary code of the user. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could be harmful to our business, results of operations or financial condition, and could help our competitors develop services that are similar to or better than ours.

Risks Related to Government Regulation

Our businesses are heavily regulated. We are, and may in the future become, subject to a variety of international, federal, state, and local laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

Our activities are subject to extensive regulation under the laws of the United States and its various states and the other jurisdictions in which we operate. We are currently subject to a variety of, and may in the future become subject to additional, international, federal, state and local laws that are continuously evolving and developing, including laws regarding the insurance industry, mobile- and internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the Telephone Consumer Protection Act, or TCPA, the Telemarketing Sales Rule, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, the Fair Credit Reporting Act and employment laws, including those governing wage and hour requirements. Our insurance activities are subject to regulation by state insurance regulators in the United States. These laws are complex and can be costly to comply with, require significant management time and effort, and could subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, further complicating compliance efforts.

If we are unable to comply with these laws or regulations in a cost-effective manner, we may be required to modify affected products and services, which could require a substantial investment and loss of revenue, or cease providing the affected product or service altogether. If we are found to have violated laws or regulations, we may be subject to significant fines, penalties and other losses.

We assess customer insurance needs, collect customer contact information and provide other product offerings, which results in us receiving personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect individual privacy and the privacy and security of personal information. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the insurance providers who use our marketplace violate applicable laws and regulations.

Changes in applicable laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, having a material adverse effect on our business, financial condition and results of operations. If there were to be changes to statutory or regulatory requirements, we may be unable to comply fully with or maintain all required insurance licenses and approvals. Regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals. If we do not have all requisite licenses and approvals, or do not comply with applicable statutory and regulatory requirements, the regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or monetarily penalize us, which could have a material adverse effect on our business, results of operations and financial condition.

We cannot predict whether any proposed legislation or regulatory changes will be adopted, or what impact, if any, such proposals or, if enacted, such laws could have on our business, results of operations and financial condition. If we fail to comply with applicable laws and regulations, we may be subject to investigations, criminal penalties or civil remedies, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to customers. The cost of compliance and the consequences of non-compliance could have a material adverse effect on our business, results of operations and financial condition. In addition, a failure to comply with applicable laws and regulations could have a material adverse effect on our business, results of operations and financial condition by exposing us to negative publicity and reputational damage or by harming our customer or employee relationships.

In most jurisdictions, government regulatory authorities have the power to interpret and amend applicable laws and regulations, and have discretion to grant, renew and revoke the various licenses and approvals we need to conduct our activities. Such authorities may require us to incur substantial costs in order to comply with such laws and regulations. Regulatory statutes are broad in scope and subject to differing interpretation. In some areas of our businesses, we act on the basis of our own or the industry’s interpretations of applicable laws or regulations, which may conflict from jurisdiction to jurisdiction. In the event those interpretations eventually prove different from the interpretations of regulatory authorities, we may be penalized or precluded from carrying on our previous activities.

Federal, state and international laws and regulations regulating insurance activities are complex and could have a material adverse effect on our business, may reduce our profitability and potentially limit our growth.

The insurance regulatory system in the United States is generally designed to protect the interests of consumers or policyholders, and not necessarily the interests of insurance producers, insurers, their stockholders and other investors. This system addresses, among other things: licensing companies and agents to transact business and authorizing lines of business; and regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements. In some cases, these insurance and other laws and regulations may impose operational limitations on our business, including on the products and services we may offer or on the amount or type of compensation we may collect. While we attempt to comply with applicable laws and regulations, there can be no assurance that we, our employees, consultants, contractors and other agents are in full compliance with such laws and regulations or interpretations at all times, or that we will be able to comply with any future laws or regulations.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance entities. Further, the National Association of Insurance Commissioners and state insurance regulators continually reexamine existing laws and regulations, interpretations of existing laws and the development of new laws and regulations. With limited exceptions, the U.S. federal government does not directly regulate the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance entities. These areas include financial services regulation, securities regulation, privacy and taxation. In the future, additional federal regulation may be enacted, which could affect the way we conduct our business and could result in higher compliance costs.

Insurance laws or regulations that are adopted or amended, in addition to changes in federal statutes, including the Gramm-Leach-Bliley Act and the McCarran-Ferguson Act, financial services regulations and federal taxation laws or regulation, may be more restrictive than current laws or regulations and may result in lower revenues or higher costs of compliance and thus could have a material adverse effect on our results of operations and limit our growth.

Taxing authorities may assert that we should have collected or in the future should collect sales, use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.

We do not collect sales, use, value added or similar taxes in jurisdictions in which we have sales, and we believe that such taxes are not applicable either because we do not have the requisite amount of contacts with the state for the state to be able to impose these taxes or our products and services are not subject to these taxes. Sales, use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our end-customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end-customers, we could be held liable for such costs. Such tax assessments, penalties and interest, or future requirements may adversely affect our operating results.

Federal, state and international laws regulating telephone and email marketing practices impose certain obligations on marketers, which could reduce our ability to expand our business.

We, and the insurance providers using our marketplace, make telephone calls and send emails to consumers who request insurance quotes through our marketplace. The United States regulates marketing by telephone and email. The TCPA prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitations on making phone calls and sending text messages to consumers. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We and the insurance providers who use our marketplace may need to comply with such laws and any associated rules and regulations. States and other countries have similar laws related to telemarketing and commercial emails. Additional or modified laws and regulations, or interpretations of existing, modified or new laws, regulations and rules, could prohibit or increase the cost of engaging with consumers and impair our ability to expand the use of our products, including our demand response solution, to more users. Failure to comply with obligations and restrictions related to telephone, text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business. Moreover, over the past several years there has been a sustained increase in litigation alleging violations of laws relating to telemarketing, which has increased the exposure of companies that operate telephone and text messaging campaigns to class action litigation alleging violations of the TCPA. If we or the insurance providers who use our marketplace become subject to such litigation, it could result in substantial costs to and materially adversely affect our business.

Changes in the regulation of the internet could adversely affect our business.

Laws, rules and regulations governing internet communications, advertising and e-commerce are dynamic and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines and internet tracking technologies. In addition, changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including potentially the recent repeal in the United States of net neutrality, could decrease the demand for our offerings and increase our cost of doing business. Future taxation on the use of the internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could hinder growth in or adversely affect the use of the internet generally, including the viability of internet e-commerce, which could reduce our revenue, increase our operating expenses and expose us to significant liabilities.

Risks from third-party products could adversely affect our businesses.

We offer third-party products and we provide marketing services with respect to other insurance products. Insurance, by its nature, involves a transfer of risk. If risk is not transferred in the way the customer expects, our reputation may be harmed and we may become a target for litigation. In addition, if these products do not generate competitive risk-adjusted returns that satisfy clients in a variety of asset classes, we will have difficulty maintaining existing business and attracting new business. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. Significant declines in the performance of these third-party products could subject us to reputational damage and litigation risk.

Risks Related to Our Class A Common Stock

An active trading market for our Class A common stock may not be sustained.

Our Class A common stock began trading on the Nasdaq Global Select Market on June 28, 2018. Given the limited trading history of our Class A common stock, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our Class A common stock and thereby affect the ability of our stockholders to sell their shares at attractive prices, at the times that they would like to sell them, or at all.

The market price of our Class A common stock may be volatile, which could result in substantial losses for investors and could subject us to securities class action litigation.

The market price of our Class A common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market price and trading volume of comparable companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	announcements of new service offerings, strategic alliances or significant agreements by us or by our competitors;

•	departure of key personnel;

•	litigation involving us or that may be perceived as having an adverse effect on our business;

•	changes in general economic, industry and market conditions and trends;

•	investors’ general perception of us;

•	sales of large blocks of our stock; and

•	announcements regarding industry consolidation.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our quarterly operating results or other operating metrics may fluctuate significantly, which could cause the trading price of our Class A common stock to decline.

Our quarterly operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our product and service offerings and our ability to maintain and increase our customer base;

•	the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our market;

•	bind rates by consumers;

•	pricing pressure as a result of competition or otherwise;

•	our ability to reduce costs;

•	errors in our forecasting of the demand for our product and service offerings, which could lead to lower revenue or increased costs;

•	seasonal or other variations in purchasing patterns by customers;

•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	adverse litigation judgments, settlements or other litigation-related costs;

•	regulatory proceedings or other adverse publicity about us or our product and service offerings;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions.

Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our operating results.

The variability and unpredictability of our quarterly operating results or other operating metrics could result in our failure to meet our expectations or those of any analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they publish negative evaluations of our stock or the stock of other companies in our industry, the price of our stock and trading volume could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If one or more of the analysts covering our business downgrade their evaluations of our Class A common stock or the stock of other companies in our industry, the price of our Class A common stock could decline. If one or more of these analysts cease to cover our Class A common stock, we could lose visibility in the market for our Class A common stock, which in turn could cause our stock price to decline.

Because we do not expect to pay any dividends on our Class A common stock for the foreseeable future, investors may never receive a return on their investment.

You should not rely on an investment in our Class A common stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our Class A common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our Class A common stock.

The dual-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to our initial public offering, including our directors, executive officers and Link Ventures and other significant stockholders who held in the aggregate 85.4% of the voting power of our capital stock as of July 2, 2018, the date we closed our initial public offering. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 85.4% of the voting power of our capital stock as of July 2, 2018, the date of our initial public offering; and Link Ventures, directly or through the Link voting agreement, held in the aggregate 66.5% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell, MSCI and S&P Dow Jones, have begun to exclude, or have indicated that they are considering excluding, from their indices non-voting securities or the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers to trusts and individual retirement accounts. In addition, all shares of Class B common stock will be required to convert to Class A common stock upon the election of a majority by voting power of the outstanding Class B common stock. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

Our status as a “controlled company” could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

More than 50% of our voting power is held by entities affiliated with Link Ventures. As a result, we are a “controlled company” under the rules of the Nasdaq Stock Market. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, will be exempt from certain corporate governance requirements, including:

•	a majority of the board of directors consist of independent directors;

•

director nominees selected or recommended for the board’s selection by independent directors constituting a majority of the independent directors or by a nominations committee comprised solely of independent directors; and

•	the compensation committee be composed entirely of independent directors with a written charter specifying, among other things, the scope of the committee’s responsibilities.

We have availed ourselves of certain of these exemptions and, for so long as we qualify as a “controlled company,” we will maintain the option to utilize from time to time some or all of these exemptions. For example, we do not have a compensation committee or nominations committee, and director nominees might not be selected or recommended for the board’s selection by independent directors constituting a majority of the independent directors. Accordingly, should the interests of Link Ventures differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq Stock Market corporate governance standards. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a significant number of shares of our Class A common stock in the public market could occur at any time after the expiration on December 24, 2018 of the lock-up agreements that were executed in connection with the initial public offering of our Class A common stock. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of July 31, 2018, 164,400 shares of our Class A common stock and 20,054,588 shares of our Class B common stock, or 81.1% of our outstanding shares, are restricted from sale as a result of securities laws or lock-up agreements but will be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the future.

In addition, as of July 31, 2018, there were 1,265,480 shares of Class A common stock subject to outstanding options, 2,535,848 shares of Class B common stock subject to outstanding options, 1,875,872 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, 242,496 shares of Class B common stock subject to outstanding RSUs and an additional 1,129,632 shares of Class A common stock reserved for future issuance under our equity incentive plans. Because we registered all shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to a Registration Statement on Form S-8 on June 28, 2018, any such shares that we issue can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of an aggregate of 12,130,004 shares of our Class A common stock and Class B common stock as of July 31, 2018, have rights, subject to expiration of the lock-up agreements described above and certain other conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.

Anti-takeover provisions in our restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our Class A common stock.

Our restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our Class A common stock. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management or directors. Our corporate governance documents include provisions:

•

providing that directors may be removed by stockholders only for cause and only with a vote of the holders of shares representing a majority of the voting power of all shares that stockholders would be entitled to vote for the election of directors;

•	limiting the ability of our stockholders to call and bring business before special meetings of stockholders and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our Class A common stock; and

•	limiting the liability of, and providing indemnification to, our directors and officers.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders holding shares representing more than 15% of the voting power of our outstanding voting stock from engaging in certain business combinations with us. Any provision of our restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our Class A common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your Class A common stock in an acquisition.

Our restated certificate provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders. Our restated certificate further provides that the federal district courts of the United States of America are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions could limit the ability of stockholders to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery or (4) any action asserting a claim governed by the internal affairs doctrine. Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could materially adversely affect our business, financial condition and operating results.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

We are currently evaluating our internal controls, identifying and remediating any deficiencies in those internal controls and documenting the results of our evaluation, testing and remediation. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, which will be required after we are no longer an emerging growth company, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a result of being a public company and these new rules and regulations, it is more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to comply with the rules of the Securities and Exchange Commission, or SEC, implementing Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be materially adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our initial public offering, subject to specified conditions. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We would cease to be an emerging growth company earlier if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1 billion of non-convertible debt securities over a three-year period. These exemptions include reduced disclosure obligations regarding executive compensation and exemptions from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with certain requirements of Auditing Standard 3101 relating to providing a supplement to the auditor’s report regarding critical audit matters and not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation. We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, while we are an emerging growth company we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. Accordingly, we will incur additional costs in connection with complying with the accounting standards applicable to public companies at such time or times as they become applicable to us.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.

Accounting principles and related pronouncements, implementation guidelines and interpretations we apply to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, stock-based compensation, the redemption value of our redeemable convertible preferred stock, income taxes and capitalization of web-site development costs are complex and involve subjective assumptions, estimates and judgments by our management. Changes in these accounting pronouncements or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

In particular, in May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an “emerging growth company” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act with respect to ASU 2014-09, which will result in ASU 2014-09 becoming applicable to us on January 1, 2019. We are evaluating ASU 2014-09 and have not determined the impact it may have on our financial reporting.

Changes in lease accounting standards may materially and adversely affect us.

The FASB recently adopted new accounting rules, to be effective for our fiscal year beginning after December 2019, that will require companies to capitalize most leases on their balance sheets by recognizing a lessee’s rights and obligations. When the rules are effective, we will be required to account for the leases for our office space as assets and liabilities on our balance sheet, while previously we accounted for such leases on an “off balance sheet” basis. As a result, lease-related assets and liabilities will be recorded on our balance sheet, and we may be required to make other changes to the recording and classification of our lease-related expenses. Though these changes will not have any direct effect on our overall financial condition, these changes will cause the total amount of assets and liabilities we report to increase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

From April 1, 2018 through June 30, 2018, we granted under our Amended and Restated 2008 Stock Incentive Plan (i) options to purchase 884,000 shares of our Class A common stock, at an exercise price of $10.42 per share, and (ii) 103,984 restricted stock units to be settled in shares of our Class A common stock.

From April 1, 2018 through June 30, 2018, we issued and sold to one employee an aggregate of 6,936 shares of Class B common stock upon the exercise of stock options under our Amended and Restated 2008 Stock Incentive Plan at per share exercise price of $1.27.

The stock options and restricted stock units and the common stock issued upon the exercise of options described above were issued under our Amended and Restated 2008 Stock Incentive Plan in reliance on the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended, or the Securities Act. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us. The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.

Use of Proceeds

Our initial public offering of Class A common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-225379), which we refer to as the Registration Statement, that was declared effective by the Securities and Exchange Commission, or SEC, on June 27, 2018. The Registration Statement registered an aggregate of 5,390,625 shares of our Class A common stock, including 1,562,500 shares registered for sale by certain of our stockholders. Shares of our Class A common stock began trading on the Nasdaq Global Market on June 28, 2018.

J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint book-running managers of the IPO, with Canaccord Genuity LLC, JMP Securities LLC, Needham & Company LLC, Oppenheimer & Co. Inc., Raymond James & Associates, Inc. and William Blair & Company, L.L.C. acting as co-managers. The offering commenced on June 27, 2017 and terminated without the sale of the 703,125 shares registered for potential issuance upon exercise of the underwriters’ option to purchase additional shares in the IPO.

On July 2, 2018, 3,125,000 shares of Class A common stock were sold on our behalf and 1,562,500 shares of Class A common stock were sold on behalf of the selling stockholders at an initial public offering price to the public of $18.00 per share, resulting in aggregate gross proceeds of $56.3 million to us and $28.1 million to the selling stockholders. We paid to the underwriters of the IPO an underwriting discount of $3.9 million and the selling stockholders paid to the underwriters an aggregate underwriting discount of $2.0 million. In addition, we incurred expenses of approximately $3.7 million which, when added to the underwriting discount paid by us, amounted to total expenses to us of approximately $7.6 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $48.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 28, 2018.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of EverQuote, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 2, 2018)

3.2	Amended and Restated Bylaws of EverQuote, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 2, 2018)

10.1	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 27, 2018)

10.2	Form of Stock Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)

10.3	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERQUOTE, INC.
Date: August 10, 2018	By:	/s/ Seth Birnbaum
Seth Birnbaum President and Chief Executive Officer (Principal Executive Officer)
Date: August 10, 2018	By:	/s/ John Wagner
John Wagner Chief Financial Officer and Treasurer (Principal Financial Officer)