Form 10-Q
period 2018-09-30
EverQuote, Inc.
filed 2018-11-14
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 4,958,739 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 20,067,854 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$38,709	$2,363
Accounts receivable	21,789	14,694
Prepaid expenses and other current assets	1,645	593

Total current assets	62,143	17,650
Property and equipment, net	4,021	2,129
Other assets	721	740

Total assets	$66,885	$20,519

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$14,615	$11,894
Accrued expenses and other current liabilities	3,166	1,775
Deferred revenue	1,069	986
Current portion of long-term debt, net of discount	—	361

Total current liabilities	18,850	15,016
Deferred rent, net of current portion	1,179	860
Long-term debt, net of current portion	—	4,250

Total liabilities	20,029	20,126

Commitments and contingencies (Note 9)
Redeemable convertible preferred stock (Series A, B and B-1), $0.001 par value; no shares and 1,867,886 shares authorized at September 30, 2018 and December 31, 2017, respectively; no shares and 1,574,508 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $36,844 at December 31, 2017	—	50,937

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized at September 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares and 30,004,760 shares authorized at September 30, 2018 and December 31, 2017, respectively; 4,949,075 shares and 24,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	5	—
Class B common stock, $0.001 par value; 30,000,000 shares and 27,566,096 shares authorized at September 30, 2018 and December 31, 2017, respectively; 20,071,718 shares and 8,670,992 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	20	9
Additional paid-in capital	139,798	766
Accumulated deficit	(92,967)	(51,319)

Total stockholders’ equity (deficit)	46,856	(50,544)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$66,885	$20,519

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$41,748	$32,096	$123,570	$93,865

Cost and operating expenses:
Cost of revenue	3,115	1,889	8,603	5,509
Sales and marketing	35,150	27,604	105,105	82,385
Research and development	4,123	2,441	9,918	6,672
General and administrative	3,296	1,181	6,742	3,449

Total cost and operating expenses	45,684	33,115	130,368	98,015

Loss from operations	(3,936)	(1,019)	(6,798)	(4,150)
Other income (expense):
Interest expense	(3)	(116)	(199)	(268)
Interest income	131	—	131	—

Total other income (expense), net	128	(116)	(68)	(268)

Loss before income taxes	(3,808)	(1,135)	(6,866)	(4,418)

Net loss and comprehensive loss	(3,808)	(1,135)	(6,866)	(4,418)
Accretion of redeemable convertible preferred stock to redemption value	—	531	(37,415)	(12,248)

Net loss attributable to common stockholders	$(3,808)	$(604)	$(44,281)	$(16,666)

Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.07)	$(3.12)	$(1.89)

Weighted average common shares outstanding, basic and diluted	24,595,102	8,622,072	14,187,261	8,800,461

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,866)	$(4,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	954	1,049
Stock-based compensation expense	3,876	1,372
Noncash interest expense	14	15
Deferred rent	319	388
Changes in operating assets and liabilities:
Accounts receivable	(7,095)	(3,968)
Prepaid expenses and other current assets	(1,052)	9
Other assets	—	(61)
Accounts payable	2,394	651
Accrued expenses and other current liabilities	1,367	475
Deferred revenue	83	17

Net cash used in operating activities	(6,006)	(4,471)

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(2,476)	(999)

Net cash used in investing activities	(2,476)	(999)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	52,313	—
Proceeds from exercise of stock options	853	1,549
Repurchase of common stock	—	(9,229)
Proceeds from borrowings on line of credit	22,729	16,300
Repayments of borrowings on line of credit	(24,729)	(12,300)
Repayments of term loan	(2,625)	(1,125)
Payments of initial public offering costs	(3,713)	—

Net cash provided by (used in) financing activities	44,828	(4,805)

Net increase (decrease) in cash and cash equivalents	36,346	(10,275)
Cash and cash equivalents at beginning of period	2,363	12,400

Cash and cash equivalents at end of period	$38,709	$2,125

Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable	$351	$—
Conversion of convertible preferred stock to common stock	$88,352	$98
Retirement of treasury stock	$—	$9,229
Accretion of redeemable convertible preferred stock to redemption value	$37,415	$12,248

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

On July 2, 2018, the Company completed an initial public offering (“IPO”), in which it issued and sold 3,125,000 shares of Class A common stock at a public offering price of $18.00 per share, resulting in net proceeds to the Company of approximately $48.6 million after deducting underwriting discounts and commissions and other offering costs. Additionally, certain of the Company’s stockholders sold 1,562,500 shares of Class A common stock at the same public offering price of $18.00 per share. The Company did not receive any proceeds from the sale of shares by its stockholders. Upon closing of the IPO, the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of Class B common stock (see Note 5).

The accompanying condensed financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $6.9 million for the nine months ended September 30, 2018 and $5.1 million for the year ended December 31, 2017. As of September 30, 2018, the Company had an accumulated deficit of $93.0 million. The Company has primarily funded its operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, cash flows from operations and proceeds from the Company’s IPO. As of November 14, 2018, the issuance date of the interim financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the interim financial statements, without considering available borrowings under the Company’s revolving line of credit.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The balance sheet at December 31, 2017 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Registration Statement on Form S-1, File No. 333-225379 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2018 and results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017 have been made. The Company’s results of operations for the three or nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the expensing and capitalization of website and software development costs, the valuation of common and preferred stock prior to the IPO, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and of Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents at two accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the three months ended September 30, 2018 and 2017, one customer represented 22% and 19%, respectively, of total revenue. For the nine months ended September 30, 2018 and 2017, one customer represented 20% and 21%, respectively, of total revenue. As of September 30, 2018, two customers accounted for 28% and 13% of the accounts receivable balance. As of December 31, 2017, four customers accounted for 12%, 11%, 11% and 11% of the accounts receivable balance.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents of $22.5 million as of September 30, 2018, consisting of money market funds, are carried at fair value based on Level 1 inputs. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

Revenue Recognition

The Company derives its revenue by selling consumer referrals to its insurance provider customers, including insurance carriers and agents. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company recognizes revenue from the sale of consumer referrals upon delivery of the referral. The Company records revenue from the sales of consumer referrals net of credits or other applicable allowances in the same period in which the related sales are recorded, based on the underlying contract terms.

Amounts received prior to satisfying the revenue recognition criteria listed above are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace, increasing downloads of its social safe-driving mobile app, EverDrive, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. For the three months ended September 30, 2018 and 2017, advertising expense totaled $29.2 million and $23.0 million, respectively. For the nine months ended September 30, 2018 and 2017, advertising expense totaled $87.7 million and $67.6 million, respectively.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. Management reviews accounts receivable on a periodic basis and reserves for receivables in the Company’s allowance for doubtful accounts on a specific identification basis when they are determined to be uncollectible. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance. The Company had no allowance for doubtful accounts as of September 30, 2018 and December 31, 2017, as amounts were deemed to be collectible.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the standard prospectively as of January 1, 2018. The adoption of ASU 2017-09 had no net impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and has since issued several additional amendments thereto, collectively referred to herein as ASC 606. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The new standards require entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. Under ASC 606, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for the good or service. In addition, ASC 606 provides guidance on accounting for certain revenue related costs including costs associated with obtaining and fulfilling a contract. ASC 606 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity at the date of adoption. For public entities, the guidance was effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the guidance is effective for annual periods beginning after December 15, 2018. The Company is currently planning to adopt ASC 606 on January 1, 2019, in accordance with the non-public company requirements. The Company is currently evaluating the method of adoption and the potential impact to the Company’s financial statements. The Company has developed an implementation plan to adopt this new guidance. As part of this plan, the Company is continuing to assess the impact of the new guidance on its results of operations. Based on the Company’s procedures performed to date, nothing has come to its attention that would indicate that the adoption of ASU 2014-09 will have a material impact on its revenue recognition; however, further analysis is required and the Company will continue to evaluate the impact that this guidance will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the guidance is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating whether to early-adopt ASU 2016-02 and evaluating the method of adoption and the impact that the adoption of ASU 2016-02 will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230) (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, the standard was effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the standard is effective for annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently planning to adopt ASU 2016-15 on January 1, 2019, in accordance with the non-public company requirements. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For public entities, ASU 2016-18 was effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently planning to adopt ASU 2016-18 on January 1, 2019, in accordance with the non-public company requirements. Upon adoption, the Company will adjust the presentation of the statement of cash flows to include restricted cash related to a security deposit for the Company’s corporate credit cards of $0.3 million in the balances of cash and cash equivalents.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public entities, ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, ASU 2017-11 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. As the Company’s outstanding equity after its IPO consists only of common stock with no down round features, the Company does not believe the adoption of this guidance will have an impact on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASU 2014-09. The Company is currently evaluating whether to early-adopt ASU 2018-07 and evaluating the impact that the adoption of ASU 2018-07 will have on its financial statements.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued advertising expenses	$588	$721
Accrued employee compensation and benefits	1,822	433
Accrued professional fees	331	154
Other current liabilities	425	467

	$3,166	$1,775

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

Under the 2018 Loan Modification, the Company is subject to specified affirmative and negative covenants until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions. In addition, pursuant to the 2018 Loan Modification, the Company is required to maintain a financial performance covenant: a minimum asset coverage ratio of 1.5 to 1, calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events which would meet the criteria of a default under the 2018 Loan Modification include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. As of September 30, 2018, the Company was in compliance with all covenants related to the revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

As of September 30, 2018, the Company had no amounts outstanding on the revolving line of credit. As of September 30, 2018, $11.0 million was available for borrowing under the revolving line of credit.

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

As of December 31, 2017, the Preferred Stock consisted of the following (in thousands, except share amounts):

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	1,265,100	971,722	$972	$972	7,773,776
Series B Preferred Stock	470,037	470,037	38,961	27,972	3,760,296
Series B-1 Preferred Stock	132,749	132,749	11,004	7,900	1,061,992

	1,867,886	1,574,508	$50,937	$36,844	12,596,064

In the three months ended September 30, 2018 and 2017, the Company recorded adjustments of $0 and $(0.5) million, respectively, to the carrying value of Series B and B-1 Preferred Stock, with corresponding offsets to additional paid-in capital representing the change in the redemption value from June 30, 2018 and 2017, respectively. In the nine months ended September 30, 2018 and 2017, the Company recorded adjustments of $37.4 million and $12.2 million, respectively, to the carrying value of Series B and B-1 Preferred Stock, with corresponding offsets to additional paid-in capital and accumulated deficit representing the change in the redemption value from December 31, 2017 and 2016, respectively.

Upon the closing of the Company’s IPO in July 2018, all 1,574,508 shares of the Company’s then-outstanding Preferred Stock automatically converted into an aggregate of 12,596,064 shares of the Company’s Class B common stock. Upon conversion of the redeemable convertible preferred stock, the Company reclassified the carrying value of the Preferred Stock to common stock and additional paid-in capital.

6. Equity

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

Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. Automatic conversion shall occur upon the occurrence of a transfer of such share of Class B common stock or at the date and time, or the occurrence of an event, specified by a vote or written consent of the holders of a majority of the voting power of the then outstanding shares of Class B common stock. A transfer is described as a sale, assignment, transfer, conveyance, hypothecation or disposition of such share or any legal or beneficial interest in such share other than certain permitted transfers as described in the Restated Certificate of Incorporation, including a transfer to a holder of Preferred Stock. Each share of Class B common stock held by a stockholder shall automatically convert into one fully paid and non-assessable share of Class A common stock nine months after the death or incapacity of the holder of such Class B common stock.

In the nine months ended September 30, 2018, 1,735,300 shares of Class B common stock were automatically converted to 1,735,300 shares of Class A common stock pursuant to transfers as described above. No additional consideration was paid or received by the Company in connection with these exchanges.

In the nine months ended September 30, 2017, the Company repurchased 1,341,216 shares of its common stock at a price of $6.89 per share for a total cost of $9.2 million. The repurchase was pursuant to a tender offer made by the Company to its stockholders, including employee stockholders. The price paid by the Company at the settlement date of each tender was the estimated fair value of the Company’s common stock at such settlement date. The Company immediately retired all outstanding treasury shares after the repurchase of common stock.

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

The total number of shares of common stock that could have been issued under the 2008 Plan was 8,440,712 shares. Upon effectiveness of the Company’s 2018 Equity Incentive Plan, (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) on June 27, 2018, the remaining 583,056 shares that were available for grant under the 2008 Plan became available for grant under the 2018 Plan and no future grants will be made under the 2008 Plan. Additionally, shares underlying awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code) will be available for future grants under the 2018 Plan.

Shares of common stock issued upon exercise of stock options granted prior to September 8, 2017 will be issued as Class B common stock. Shares of common stock issued upon exercise of stock options granted after September 8, 2017 will be issued as Class A common stock.

2018 Equity Incentive Plan

On June 14, 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Plan, which became effective on June 27, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of September 30, 2018, 777,508 shares remain available for future grants under the 2018 Plan.

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

Award Issuances

During the nine months ended September 30, 2018, the Company granted options to employees and directors for the purchase of 1,342,840 shares of Class A common stock with a weighted average exercise price of $10.40 per share and a weighted average grant-date fair value of $5.09 per share. During the nine months ended September 30, 2018, the Company granted service- and performance-based RSUs to employees and directors for the right to receive 2,103,272 shares of Class A common stock with a weighted average grant date fair value of $17.27 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$12	$7	$29	$20
Sales and marketing	607	166	1,277	577
Research and development	858	127	1,150	346
General and administrative	1,109	133	1,420	429

	$2,586	$433	$3,876	$1,372

As of September 30, 2018, unrecognized compensation expense related to unvested options was $8.5 million, which is expected to be recognized over a weighted average period of 3.4 years.

8. Income Taxes

2017 U.S. Tax Reform

On December 22, 2017, tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018, as well as a limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The federal tax rate change resulted in a reduction of the Company’s deferred tax assets and liabilities, and a corresponding reduction to its valuation allowance. As a result, no income tax expense or benefit was recognized as of the enactment date of the TCJA. The other provisions of the TCJA did not have a material impact on the Company’s financial statements.

Income Taxes

The Company had no income tax expense for the three or nine months ended September 30, 2018 and 2017. The Company has no foreign operations and therefore, has not provided for any foreign taxes.

9. Commitments and Contingencies

Operating Leases

The Company leases office space in Cambridge, Massachusetts under a non-cancelable operating lease that expires in September 2024. In September 2018, the Company amended its existing lease agreement to lease additional space (expected to commence in March 2019), which expires in September 2024. The Company also leases office space in Woburn, Massachusetts under a non-cancelable operating lease that expires in January 2022.

Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of September 30, 2018 and December 31, 2017, the Company had a deferred rent liability of $1.2 million and $0.9 million, respectively.

As of September 30, 2018 and December 31, 2017, the Company maintained security deposits of $0.4 million with the landlords of its leases, which amounts are included in other assets (long-term) on the Company’s balance sheets.

Future minimum lease payments under the operating leases as of September 30, 2018 are as follows (in thousands):

Year Ending December 31,
2018 (three months ending December 31)	$457
2019	2,243
2020	2,573
2021	2,659
2022	2,502
Thereafter	4,456

$14,890

For the three months ended September 30, 2018 and 2017, the Company recognized rent expense of $0.5 million and $0.5 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized rent expense of $1.6 million and $1.2 million, respectively.

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

Through December 31, 2017 and September 30, 2018, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2018 or December 31, 2017.

Legal Proceedings

The Company, from time to time, is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to any such actions should not have a material adverse effect on the Company’s results of operations of financial position. As of September 30, 2018 and December 31, 2017, the Company does not have any contingency reserves established for any litigation liabilities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(3,808)	$(1,135)	$(6,866)	$(4,418)
Accretion of redeemable convertible preferred stock to redemption value	—	531	(37,415)	(12,248)

Net loss attributable to common stockholders	$(3,808)	$(604)	$(44,281)	$(16,666)

Denominator:
Weighted average common shares outstanding, basic and diluted	24,595,102	8,622,072	14,187,261	8,800,461

Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.07)	$(3.12)	$(1.89)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2018 and 2017 because including them would have had an anti-dilutive effect:

	September 30,
	2018	2017
Redeemable convertible preferred stock (as converted to common stock)	—	12,596,064
Options to purchase common stock	3,908,922	3,452,920
Unvested restricted stock units	2,280,993	264,000

	6,189,915	16,312,984

11. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.1 million for each of the three months ended September 30, 2018 and 2017 and contributed $0.3 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively.

12. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During each of the three months ended September 30, 2018 and 2017, the Company recorded sales and marketing expenses of $2.2 million related to these arrangements. During the nine months ended September 30, 2018 and 2017, the Company recorded sales and marketing expenses of $6.6 million and $6.3 million, respectively, related to these arrangements. During each of the three months ended September 30, 2018 and 2017, the Company paid $2.0 million related to these arrangements. During the nine months ended September 30, 2018 and 2017, the Company paid $7.0 million and $6.4 million, respectively, related to these arrangements. As of September 30, 2018 and December 31, 2017, amounts due to related-party affiliates totaled $1.2 million and $1.6 million, respectively, which amounts were included in accounts payable on the balance sheets.

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

Adjusted EBITDA. We define adjusted EBITDA as our net loss, excluding the impact of stock-based compensation expense; depreciation and amortization expense; interest income and expense; and our provision for (benefit from) income taxes. The most directly comparable GAAP measure is net income (loss). We monitor and have presented in this Quarterly Report on Form 10-Q adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

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

Reconciliation of Revenue less Advertising Expense to Variable Marketing Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$41,748	$32,096	$123,570	$93,865
Less: total advertising expense	(29,197)	(23,043)	(87,735)	(67,633)

Revenue less advertising expense	12,551	9,053	35,835	26,232
Add: other advertising expense (1)	328	445	1,557	1,230

Variable marketing margin	$12,879	$9,498	$37,392	$27,462

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

Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(3,808)	$(1,135)	$(6,866)	$(4,418)
Stock-based compensation	2,586	433	3,876	1,372
Depreciation and amortization	342	318	954	1,049
Interest (income) expense, net	(128)	116	68	268

Adjusted EBITDA	$(1,008)	$(268)	$(1,968)	$(1,729)

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

We recognize revenue from consumer referrals at the time of delivery. Our revenue is comprised of consumer referral fees from the automotive and home and life insurance verticals as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Automotive	$35,900	$30,207	$107,334	$89,918
Home and Life	5,848	1,889	16,236	3,947

Total Revenue	$41,748	$32,096	$123,570	$93,865

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

Sales and Marketing

Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions. Advertising consists of variable costs that are related to attracting consumers to our marketplace, increasing downloads of our social safe-driving mobile app EverDrive and promoting our marketplace to carriers and agents. Our advertising costs consist of online ad spend, including search, display and social media advertisements, as well as the costs to create and produce these advertisements. Advertising costs are expensed as incurred. Marketing costs consist primarily of content development, public relations, memberships, and event costs. In order to continue to grow our business and brand awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. We expect our sales and marketing expense will increase in the near term, both as a percentage of revenue and in absolute dollars, but decrease in the longer term as a percentage of revenue due to efficiencies of scale and improvements in our marketplace technology.

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

General and Administrative

General and administrative expenses consist of personnel-related costs and related expenses for executive, finance, legal, human resources, technical support and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums and payment processing and billing costs. We expect general and administrative expenses to increase as we incur the costs of compliance associated with being a publicly traded company, including legal, audit, insurance and consulting fees.

Other Income (Expense)

Other income (expense) consists of interest income and interest expense. Interest income consists of interest earned on invested cash balances. Interest expense consists of interest expense associated with outstanding borrowings under our loan and security agreements and the amortization of deferred financing costs and debt discount associated with such arrangements. See “—Liquidity and Capital Resources.”

Income Taxes

We have not recorded income tax benefits for the net losses we have incurred in the three and nine months ended September 30, 2018 and 2017 or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2017, we had U.S. federal and state net operating loss carryforwards of $9.1 million and $7.1 million, respectively, which may be available to offset future taxable income and begin to expire in 2027. As of December 31, 2017, we also had U.S. federal and state research and development tax credit carryforwards of $1.8 million and $0.9 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2029. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

The following tables set forth our results of operations in dollar amounts and as percentage of revenue for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$41,748	$32,096	$123,570	$93,865

Cost and operating expenses:
Cost of revenue	3,115	1,889	8,603	5,509
Sales and marketing	35,150	27,604	105,105	82,385
Research and development	4,123	2,441	9,918	6,672
General and administrative	3,296	1,181	6,742	3,449

Total cost and operating expenses	45,684	33,115	130,368	98,015

Loss from operations	(3,936)	(1,019)	(6,798)	(4,150)
Other income (expense):
Interest expense	(3)	(116)	(199)	(268)
Interest income	131	—	131	—

Total other income (expense), net	128	(116)	(68)	(268)

Net loss	$(3,808)	$(1,135)	$(6,866)	$(4,418)

Other Financial and Operational Data:
Quote requests	3,044	3,228	9,519	9,139
Variable Marketing Margin	$12,879	$9,498	$37,392	$27,462

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%

Cost and operating expenses:
Cost of revenue	7.5	5.9	7.0	5.9
Sales and marketing	84.2	86.0	85.1	87.8
Research and development	9.9	7.6	8.0	7.1
General and administrative	7.9	3.7	5.5	3.7

Total cost and operating expenses	109.5	103.2	105.6	104.5

Loss from operations	(9.5)	(3.2)	(5.6)	(4.5)
Other income (expense):
Interest expense	—	(0.4)	(0.2)	(0.3)
Interest income	0.3	—	0.1	—

Total other income (expense), net	0.3	(0.4)	(0.1)	(0.3)

Net loss	(9.2)	(3.6)	(5.7)	(4.8)

Other Financial Data:
Variable Marketing Margin	30.8%	29.6%	30.3%	29.3%

Revenue:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Revenue	$41,748	$32,096	$9,652	30.1%	$123,570	$93,865	$29,705	31.6%

Revenue increased by $9.7 million from $32.1 million for the three months ended September 30, 2017 to $41.7 million for the three months ended September 30, 2018. The increase was due to an increase in revenue of $5.7 million and $4.0 million from our automotive and home and life insurance marketplace verticals, respectively. Revenue increased by $29.7 million from $93.9 million for the nine months ended September 30, 2017 to $123.6 million for the nine months ended September 30, 2018. The increase was due to an increase in revenue of $17.4 million and $12.3 million from our automotive and home and life insurance marketplace verticals, respectively. The increases in revenue from our automotive vertical in both the three and nine month periods were primarily due to an increase in revenue per quote request as a result of increased demand for consumer referrals by our insurance providers, partially offset by a lower volume of quote requests. The increases in revenue from our home and life vertical in both the three and nine month periods were primarily driven by an increase in the volume of quote requests resulting from increased advertising to attract consumers and to an increase in revenue per quote request as a result of increased demand for consumer referrals by our insurance providers.

Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$3,115	$1,889	$1,226	64.9%	$8,603	$5,509	$3,094	56.2%
Percentage of revenue	7.5%	5.9%			7.0%	5.9%

Cost of revenue increased by $1.2 million from $1.9 million for the three months ended September 30, 2017 to $3.1 million for the three months ended September 30, 2018 and increased by $3.1 million from $5.5 million for the nine months ended September 30, 2017 to $8.6 million for the nine months ended September 30, 2018. For the three and nine months ended September 30, 2018, cost of revenue increased in both dollars and as a percentage of revenue due primarily to increased third-party call center costs of $0.7 million and $1.5 million, respectively, due primarily to increased volume of call referrals and to increased hosting costs of $0.4 million and $1.2 million, respectively, due primarily to expenditures related to continued improvements in our marketplace infrastructure. Software and data services costs also increased by $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing expense	$35,150	$27,604	$7,546	27.3%	$105,105	$82,385	$22,720	27.6%
Percentage of revenue	84.2%	86.0%			85.1%	87.8%

Sales and marketing expenses increased by $7.5 million from $27.6 million for the three months ended September 30, 2017 to $35.2 million for the three months ended September 30, 2018 and increased by $22.7 million from $82.4 million for the nine months ended September 30, 2017 to $105.1 million for the nine months ended September 30, 2018. For the three months ended September 30, 2018, the $7.5 million increase in sales and marketing expense was primarily due to an increase in advertising and marketing expenditures of $6.3 million, and an increase in personnel-related costs of $1.1 million. Personnel-related costs for the three months ended September 30, 2018 and 2017 included stock-based compensation expense of $0.6 million and $0.2 million, respectively. For the nine months ended September 30, 2018, the $22.7 million increase in sales and marketing expense was primarily due to an increase in advertising and marketing expenditures of $20.4 million and an increase in personnel-related costs of $1.9 million. Personnel-related costs for the nine months ended September 30, 2018 and 2017 included stock-based compensation expense of $1.3 million and $0.6 million, respectively.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
Research and development expense	$4,123	$2,441	$1,682	68.9%	$9,918	$6,672	$3,246	48.7%
Percentage of revenue	9.9%	7.6%			8.0%	7.1%

Research and development expenses increased by $1.7 million from $2.4 million for the three months ended September 30, 2017 to $4.1 million for the three months ended September 30, 2018 and increased by $3.2 million from $6.7 million for the nine months ended September 30, 2017 to $9.9 million for the nine months ended September 30, 2018. For the three months ended September 30, 2018, the increase in research and development expense was primarily due to an increase in personnel-related costs of $1.5 million as a result of our continued hiring of research and development employees to further develop and enhance our marketplace websites and technology. Office and occupancy costs also increased by $0.1 million as a result of the increase in headcount. For the nine months ended September 30, 2018, the increase in research and development expense was primarily due to an increase in personnel-related costs of $2.5 million as a result of our continued hiring of research and development employees to further develop and enhance our marketplace websites and technology. Office and occupancy costs also increased by $0.3 million as a result of the increase in headcount.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)
General and administrative expense	$3,296	$1,181	$2,115	179.1%	$6,742	$3,449	$3,293	95.5%
Percentage of revenue	7.9%	3.7%			5.5%	3.7%

General and administrative expenses increased by $2.1 million from $1.2 million for the three months ended September 30, 2017 to $3.3 million for the three months ended September 30, 2018 and increased by $3.3 million from $3.4 million for the nine months ended September 30, 2017 to $6.7 million for the nine months ended September 30, 2018. For the three months ended September 30, 2018, the increase was primarily due to an increase in personnel related costs of $1.4 million, an increase in professional and consultant fees of $0.4 million and an increase in insurance costs of $0.2 million. For the nine months ended September 30, 2018, the increase was primarily due to an increase in personnel related costs of $1.6 million, an increase in professional and consultant fees of $0.9 million and an increase in insurance costs of $0.3 million. Personnel-related costs for the three months ended September 30, 2018 and 2017 included stock-based compensation expense of $1.1 million and $0.1 million, respectively. Personnel-related costs for the nine months ended September 30, 2018 and 2017 included stock-based compensation expense of $1.4 million and $0.4 million, respectively. The increases in professional and consultant fees for both the three and nine months ended September 30, 2018 were primarily due to an increase in various advisory fees, including those related to audit and accounting, tax and legal, associated with operating as a public company. Insurance costs increased as a result of increased insurance associated with operating as a public company.

Other Income (Expense)

Interest income was $0.1 million in the three and nine months ended September 30, 2018 as a result of investing proceeds from our initial public offering, or IPO, in July 2018. Interest expense was insignificant for the three months ended September 30, 2018 as we did not have any outstanding borrowings under our revolving line of credit for most of the period. Interest expense was $0.2 million for the nine months ended September 30, 2018 as compared to $0.3 million for the nine months ended September 30, 2017 primarily due to lower average outstanding borrowings for the comparative periods.

Quote requests

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	(in thousands, except percentages)				(in thousands, except percentages)
	2018	2017	Amount	%	2018	2017	Amount	%
Quote requests	3,044	3,228	(184)	-5.7%	9,519	9,139	380	4.2%

Quote requests decreased by 0.2 million for the three months ended September 30, 2018 as compared to the prior year period due to an increased cost per quote request that impacted our spending on online marketplace advertising. Quote requests increased by 0.4 million for the nine months ended September 30, 2018 as compared to the prior year period due to increased spending on online marketplace advertising.

Variable Marketing Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(dollars in thousands)				(dollars in thousands)
Variable Marketing Margin	$12,879	$9,498	$3,381	35.6%	$37,392	$27,462	$9,930	36.2%
Percentage of revenue	30.8%	29.6%			30.3%	29.3%

Variable marketing margin increased by $3.4 million from $9.5 million for the three months ended September 30, 2017 to $12.9 million for the three months ended September 30, 2018 and increased by $9.9 million from $27.5 million for the nine months ended September 30, 2017 to $37.4 million for the nine months ended September 30, 2018. Variable marketing margin increased in both absolute dollars and as a percentage of revenue due primarily to increased revenue per quote request as a result of increased demand for consumer referrals by our insurance providers, partially offset by increased cost per quote request. Since September 2018, we have seen reductions in revenue per quote request attributable to decreases in consumer referral pricing and, as a result, we expect variable marketing margin to decrease in the near term.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, cash flows from operations and proceeds from our IPO. As of September 30, 2018, we had cash and cash equivalents of $38.7 million and availability of $11.0 million on a revolving line of credit under our amended Loan and Security Agreement.

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

On March 16, 2018, we entered into a Loan and Security Modification Agreement, or the 2018 Loan Modification, to modify our amended Loan and Security Agreement. This agreement increased the revolving line of credit to $11.0 million, extended the maturity date of the revolving line of credit to March 2020 and eliminated the term loan. Borrowings under the revolving line of credit cannot exceed 80% of eligible accounts receivable balances and bear interest at 0.5% above the greater of 4.25% or the prime rate. The terms of the 2018 Loan Modification required that the existing outstanding term loan under the Loan and Security Agreement be repaid. Accordingly, on March 27, 2018, we used $2.3 million of proceeds from the revolving line of credit to repay the outstanding principal balance of the term loan.

Borrowings are collateralized by substantially all of our assets and property. Additionally, we are subject to affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events of default under the 2018 Loan Modification include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse events with respect to us. In the event of a default, the lender may declare all borrowings immediately due and payable. As of September 30, 2018, we were in compliance with all covenants related to our revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

Since our inception, we have incurred operating losses and may continue to incur losses in the foreseeable future. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months, without considering liquidity available from our revolving line of credit. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, the expansion of sales and marketing activities, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows

The following table shows a summary of our cash flows for each of the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(6,006)	$(4,471)
Net cash used in investing activities	(2,476)	(999)
Net cash provided by (used in) financing activities	44,828	(4,805)

Net increase (decrease) in cash and cash equivalents	$36,346	$(10,275)

Net cash used in operating activities

During the nine months ended September 30, 2018, operating activities used $6.0 million of cash, primarily resulting from our net loss of $6.9 million and net cash used by changes in our operating assets and liabilities of $4.3 million, partially offset by net non-cash charges of $5.2 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of a $7.1 million increase in accounts receivable and a $1.1 million increase in prepaid and other current assets, partially offset by an aggregate $3.8 million increase in accounts payable and accrued expenses and other current liabilities. Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities were generally due to growth in our business, timing of customer and vendor invoicing and payments.

During the nine months ended September 30, 2017, operating activities used $4.5 million of cash, primarily resulting from our net loss of $4.4 million and net cash used by changes in our operating assets and liabilities of $2.9 million, partially offset by net non-cash charges of $2.8 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2017 consisted primarily of a $4.0 million increase in accounts receivable, partially offset by an aggregate $1.1 million increase in accounts payable and accrued expenses and other current liabilities. Changes in accounts receivable and accounts payable and accrued expenses were generally due to growth in our business, timing of customer and vendor invoicing and payments.

Net cash used in investing activities

Net cash used in investing activities was $2.5 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, we used $2.5 million to acquire property and equipment, which included the capitalization of $1.8 million of software development costs. During the nine months ended September 30, 2017, we used $1.0 million to acquire property and equipment, which included the capitalization of $0.6 million of software development costs. Acquisitions of property and equipment generally include the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs.

Net cash provided by (used in) financing activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $44.8 million, consisting primarily of $52.3 million of proceeds from our IPO and proceeds received from the exercise of common stock options of $0.9 million, partially offset by $3.7 million in payments of offering costs, a $2.6 million repayment of our previously outstanding term loan and net repayments of $2.0 million of borrowings from our revolving line of credit.

During the nine months ended September 30, 2017, net cash used in financing activities was $4.8 million, consisting primarily of cash used to repurchase common stock of $9.2 million and principal payments made on our term loan of $1.1 million, partially offset by net borrowings from our revolving line of credit of $4.0 million and proceeds received from the exercise of common stock options of $1.5 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$14,890	$2,090	$5,175	$5,067	$2,558

Total	$14,890	$2,090	$5,175	$5,067	$2,558

(1)	Amounts in table reflect payments due for our office leases in Cambridge, Massachusetts and Woburn, Massachusetts under operating lease agreements that expire at various dates through 2024.

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

As of September 30, 2018, we had no outstanding borrowings under our revolving line of credit.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. Certain factors may have a material adverse effect on our business, financial condition and results of operation. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, and in our other filings with the SEC. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our business is dependent on our relationships with insurance providers with no long-term contractual commitments. If insurance providers stop purchasing consumer referrals from us, decrease the amount they are willing to spend per referral, or if we are unable to establish and maintain new relationships with insurance providers, our business, results of operations and financial condition could be materially adversely affected.

A substantial majority of our revenue is derived from sales of consumer referrals to insurance providers, including both insurance carriers and agents. Our relationships with insurance providers are dependent on our ability to deliver quality referrals at attractive volumes and prices. If insurance providers are not able to acquire their preferred referrals in our marketplace, they may stop buying referrals from us, or may decrease the amount they are willing to spend for referrals. Our agreements with insurance providers are short-term agreements, and insurance providers can stop participating in our marketplace at any time with no notice. As a result, we cannot guarantee that insurance providers will continue to work with us, or, if they do, the number of referrals they will purchase from us. In addition, we may not be able to attract new insurance providers to our marketplace or increase the amount of revenue we earn from insurance providers over time.

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

In addition, our insurance carrier customers often provide subsidies to agents to offset agents’ costs in connection with selling insurance policies from our referrals. Our carrier customers have no obligation to provide such subsidies and may reduce the amount of such subsidies or cease providing them at any time. If our carrier customers were to reduce the amounts of or cease providing such subsidies, our insurance agent customers may terminate or reduce the extent of their relationships with us. Because our insurance provider customers can stop buying from us, or spend less with us, at any time and our insurance carrier customers may cease providing subsidies to our insurance agent customers at any time, our business, results of operations and financial condition could be materially adversely affected with little to no notice.

We depend on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract consumers to our websites, and if we are unable to cost-effectively attract consumers and convert them into quote requests that we can sell to our insurance provider customers, our business and financial results may be harmed.

Our success depends on our ability to attract online consumers to our websites and convert those consumers into quote requests that we can sell to our insurance provider customers. We depend, in part, on search engines, display advertising, social media, email, content-based online advertising and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and, separately, organic searches that depend upon the content on our sites.

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

If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of quote requests generated by consumer traffic varies and can decline from to time. For example, quote requests decreased from 3,457,000 in the three months ended March 31, 2018 to 3,018,000 in the three months ended June 30, 2018, and then increased to 3,044,000 in the three months ended September 30, 2018. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer quote requests.

We currently compete with numerous other online marketing companies, and we expect that competition will intensify. Some of these existing competitors may have more capital or complementary products or services than we do, and they may leverage their greater capital or diversification in a manner that adversely affects our competitive position. In addition, other newcomers, including major search engines and content aggregators, may be able to leverage their existing products and services to our disadvantage. We may be forced to expend significant resources to remain competitive with current and potential competitors. If any of our competitors are more successful than we are at attracting and retaining consumers, or if we are unable to effectively convert visits into consumers quote requests, our business, financial condition and results of operations could be materially adversely affected.

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

Sales to Progressive Casualty Insurance Company accounted for 23% and 20% of our revenue for the years ended December 31, 2016 and 2017, respectively, and for 21% and 20% of our revenue for the nine months ended September 30, 2017 and 2018, respectively. This customer made purchases from us under short-term agreements and may cease doing business with us at any time with no notice. As a result, we have no assurances that this customer will continue to purchase from us at its historical levels or at all. If this customer were to reduce its levels of purchases from us or discontinue its relationship with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

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

A substantial majority of the insurance purchased through our marketplace is automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 97.4% and 94.5% of our total revenue for the years ended December 31, 2016 and 2017, respectively, and for 95.8% and 86.9% of our total revenue for the nine months ended September 30, 2017 and 2018, respectively. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. In addition, consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected and may be affected by negative trends in the broader economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment.

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

Many of our competitors have more resources than we do and can spend more advertising their brands and services. As a result, we are required to spend considerable money and other resources to create brand awareness and build our reputation. Should the need or competition for top-of-mind awareness and brand preference increase, we may not be able to build brand awareness, and our efforts at building, maintaining and enhancing our reputation could fail. Even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, results of operations and financial condition could be materially adversely affected.

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

We compete with these and other companies for a share of insurance providers’ overall budget for online and offline media marketing and referral spend. To the extent that insurance providers view alternative marketing and media strategies to be superior to our marketplace, we may not be able to maintain or grow the number of insurance providers using, and advertising on, our marketplace, and our business and financial results may be harmed.

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

Our revenue grew from $96.8 million in 2015 to $122.8 million in 2016 and to $126.2 million in 2017, increases of 26.8% and 2.8%, respectively, and from $32.1 million for the three months ended September 30, 2017 to $41.7 million for the three months ended September 30, 2018, an increase of 30.1%. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

As of September 30, 2018, we had $11.0 million available for borrowing under our revolving line of credit with Western Alliance Bank, and in the future we could incur indebtedness beyond our revolving line of credit.

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

In addition, any indebtedness we incur under our current revolving line of credit will bear interest at a variable rate, which would make us vulnerable to increases in the market rate of interest. If the market rate of interest increases substantially, we would have to pay additional interest, which would reduce cash available for our other business needs. We intend to satisfy any future debt service obligations with our existing cash and cash equivalents and cash flows from operations. Under our loan and security agreement with Western Alliance Bank, our failure to make payments when due or comply with specified covenants, as well as the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or condition, is an event of default. If an event of default occurs and the lender accelerates any indebtedness then outstanding, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner or at all. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets. In addition, the covenants under our existing debt instruments, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing. Any of these events could have a material adverse effect on our results of operations or financial condition.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our product and service offerings and our ability to maintain and increase our customer base;

•	the level of consumer traffic to our websites and the volume of quote requests generated by consumer traffic;

•	the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our market;

•	bind rates by consumers;

•	pricing pressure as a result of competition or otherwise;

•	our ability to reduce costs;

•	errors in our forecasting of the demand for our product and service offerings, which could lead to lower revenue or increased costs;

•	seasonal or other variations in purchasing patterns by customers;

•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	adverse litigation judgments, settlements or other litigation-related costs;

•	regulatory proceedings or other adverse publicity about us or our product and service offerings;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions.

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

The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate 85.5% of the voting power of our capital stock as of October 31, 2018. This will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 85.5% of the voting power of our capital stock as of October 31, 2018; and Link Ventures, directly or through a voting agreement pursuant to which each of Seth Birnbaum, Tomas Revesz, John Wagner, Jayme Mendal, David Mason and Darryl Auguste, along with certain other stockholders, have agreed to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate 66.5% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell, MSCI and S&P Dow Jones, have begun to exclude, or have indicated that they are considering excluding, from their indices non-voting securities or the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.

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

Sales of a significant number of shares of our Class A common stock in the public market could occur at any time after the expiration on December 24, 2018 of the lock-up agreements that were executed in connection with the initial public offering of our Class A common stock. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of October 31, 2018, 229,175 shares of our Class A common stock and 20,067,854 shares of our Class B common stock, or 81.1% of our outstanding shares, are restricted from sale as a result of securities laws or lock-up agreements but will be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the future.

In addition, as of October 31, 2018, there were 1,431,562 shares of Class A common stock subject to outstanding options, 2,459,924 shares of Class B common stock subject to outstanding options, 2,038,497 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, 242,496 shares of Class B common stock subject to outstanding RSUs and an additional 789,144 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we registered all shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to a Registration Statement on Form S-8 on June 28, 2018, any such shares that we issue can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of an aggregate of 12,130,004 shares of our Class A common stock and Class B common stock as of October 31, 2018, have rights, subject to expiration of the lock-up agreements described above and certain other conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.

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

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery or (4) any action asserting a claim governed by the internal affairs doctrine. Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

Our initial public offering of Class A common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-225379) that was declared effective by the Securities and Exchange Commission, or SEC, on June 27, 2018. The net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $48.6 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. As of September 30, 2018, we estimate that we have used approximately $13 million of the net proceeds from our IPO for general corporate purposes and capital expenditures, including $7.0 million to repay amounts outstanding under our revolving line of credit with Western Alliance Bank, which revolving line of credit remains open for borrowings of up to $11.0 million. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of EverQuote, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 2, 2018)

3.2	Amended and Restated Bylaws of EverQuote, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 2, 2018)

10.1	Seventh Amendment to Lease, dated as of September 26, 2018, by and between EverQuote, Inc. and BMR-Broadway LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on October 1, 2018)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

EVERQUOTE, INC.

Date: November 14, 2018	By:	/s/ Seth Birnbaum
Seth Birnbaum President and Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2018	By:	/s/ John Wagner
John Wagner Chief Financial Officer and Treasurer (Principal Financial Officer)