Form 10-K
period 2018-12-31
EverQuote, Inc.
filed 2019-04-01
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-38549

EverQuote, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3101161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Broadway Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

(855) 522-3444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Class A Common Stock, $0.001 Par Value	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing price of the registrant’s Class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 29, 2018, the aggregate market value of its Class A common stock and Class B common stock (based on a closing price of $18.12 per share on June 29, 2018 as reported on the Nasdaq Global Market and giving effect to the conversion of all convertible preferred stock into shares of Class B common stock and the sales of shares by the selling stockholders that occurred on July 2, 2018) held by non-affiliates was approximately $197,900,000.

As of January 31, 2019, the registrant had 8,047,404 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 17,196,502 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EverQuote, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

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

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “EverQuote,” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to EverQuote, Inc.

ITEM 1.	BUSINESS

Company Overview

EverQuote makes insurance shopping easy, efficient and personal, saving consumers and insurance providers time and money.

We operate a leading online marketplace for insurance shopping in the United States, connecting consumers with insurance providers. Our goal is to reshape insurance shopping for consumers and improve the way insurance providers attract and connect with customers shopping for insurance. With over 11 million consumer visits per month, our results-driven marketplace, powered by our proprietary data and technology platform, matches and connects consumers seeking to purchase insurance with relevant options from our network of insurance providers, saving consumers and providers time and money.

Consumers may view insurance as a simple commodity with standard pricing. However, finding the right insurance product is often challenging for consumers, who face limited online options, complex, variable and opaque pricing, and myriad coverage configurations. We present consumers with a single starting point for a comprehensive and cost-effective insurance shopping experience. Our marketplace reduces the time consumers spend searching across multiple sites by delivering broader and more relevant results than consumers may find on their own. Our service is free for consumers, and we derive our revenue from sales of consumer referrals to insurance providers. In consumer surveys we have conducted, consumers purchasing auto insurance policies from referrals made through our marketplace reported average annual premium savings of $556, and we estimate providers have sourced nearly 5.3 million auto insurance policies through EverQuote as of January 31, 2019. Based on this data, we believe we have saved consumers purchasing auto insurance more than $2.9 billion as of January 31, 2019.

Insurance providers operate in a highly competitive and regulated industry and typically specialize on pre-determined subsets of consumers. As a result, not every consumer is a good match for every provider, and some providers can struggle to reach the segments that are most desirable for their business models. Traditional offline and online advertising channels reach broad audiences but lack the fine-grained consumer acquisition capabilities needed for optimally matching consumers to specific insurance products. We connect providers to a large volume of high-intent, pre-validated consumer referrals that match the insurers’ specific requirements. The transparency of our marketplace, as well as the campaign management tools we offer, make it easy for insurance providers to evaluate the performance of their marketing spend on our platform and manage their own return on investment. Based on insurance provider feedback, we believe we are a large and efficient consumer acquisition and retention channel for our insurance provider customers.

The EverQuote platform is powered by data science. Our rich data assets and proprietary algorithms efficiently attract consumers, match them with relevant insurance providers and drive our overall business model. These assets include more than 1 billion consumer-submitted data points, derived from over 47 million quote requests and 150 billion ad impressions acquired through $500 million in advertising spend through January 31, 2019. We utilize our data assets throughout our business, from advertising and consumer acquisition to the innovation of new consumer and provider experiences, as well as to guide our strategic direction. As our data assets grow, our algorithms become more powerful. We believe our data science capabilities give us a significant competitive advantage.

Our marketplace benefits from significant network effects. As we attract more consumers to our platform, we collect more data to improve user experiences, which in turn improves conversion rates and consumer satisfaction. The combination of these factors increases consumer traffic while reducing acquisition costs, leading to more quote requests for our insurance provider customers. Increased quote requests, combined with quote and bind feedback, improve providers’ advertising and marketing efficiency in our marketplace, resulting in more providers and provider spend. More providers and provider spend enable us to attract more consumers, generating more data.

We rapidly scaled our business in a capital-efficient manner, having grown our company, prior to our initial public offering, or IPO, to revenue of over $125 million in 2017 with less than $10 million of equity raised to finance our business. Our revenue grew from $45.6 million in 2013 to $163.3 million in 2018, representing a compound annual growth rate of 29%. In 2017 and 2018, our total revenue was $126.2 million and $163.3 million, respectively, representing year-over-year growth of 29%. We had a net loss of $5.1 million in 2017 and a net loss of $13.8 million in 2018, and had $(1.5) million and $(5.5) million in adjusted EBITDA in 2017 and 2018, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

Industry Overview

Insurance is one of the largest segments of the United States economy, with non-health insurance premiums over $1.2 trillion in 2017. Based on data from S&P Global Market Intelligence; SNL Insurance Data, we estimate that automotive, home, life, commercial and renters insurance policies accounted for $1 trillion of premiums in 2017.

The insurance industry is highly competitive and diverse. There are over 1,500 carriers operating in non-health insurance markets in the United States, but the largest carrier accounted for less than 6% of total premiums in 2017, according to data from S&P Global Market Intelligence; SNL Insurance Data. In addition, we estimate there are approximately 100,000 agencies in the United States who sell insurance products across the auto, home, life, commercial and renters insurance markets.

Insurance marketing spend is large and evolving

To capture new policies and retain existing customers, insurance providers advertise across a broad range of online and offline marketing channels, devoting significant resources to sales and distribution. Separately, the internet has become increasingly influential in consumer insurance shopping, with more than 70% of insurance consumers shopping online according to a comScore survey in 2015, the last year the survey was conducted. While insurance providers have been reallocating marketing spend from traditional media sources to online media channels, we believe the shift of marketing budgets online continues to lag the shift in consumer behavior.

Based on carrier online advertising and agent marketing spend, we estimate that we have an immediate opportunity in excess of $2.9 billion per year, with a total addressable market over the long term of $123 billion annually. Given the continued shift toward online channels over traditional media and the ongoing growth in agency commissions, we expect our immediate opportunity to expand in the future:

•

U.S. non-health insurance carriers spent $123 billion in marketing and distribution in 2017, consisting of $115 billion in commissions to agents and $8.2 billion in direct advertising, according to data from S&P Global Market Intelligence; SNL Insurance Data. Online insurance advertising spend of North American insurance carriers was $1.3 billion in 2016, up 16% from 2015, according to eMarketer and Kantar Media. We believe that carriers will continue to shift advertising dollars online in order to capitalize on the superior marketing characteristics of digital channels.

•

According to the Independent Insurance Agents & Brokers of America, or the IIABA, U.S. insurance agencies spent, on average, $16,400 on marketing in 2018, up from $10,600 in 2014. Based on 2018 average spend and our estimate of approximately 100,000 active insurance agencies, we believe that insurance agencies alone spent over $1.6 billion in 2018 on marketing. In addition, the IIABA data show that online activities were the highest ranked priorities for agencies’ marketing budgets.

Insurance products are complex and highly regulated

While insurance may be perceived by consumers as a commodity, it is complex and must be configured to match each consumer’s particular circumstances. In the United States, regulatory requirements vary state by state, with each state having different actuarial standards, statutory requirements and regulations, and there are numerous types and levels of coverage, bundling and discounts available from each provider. These complexities make it challenging for consumers to compare and choose from among the hundreds of available insurance providers and coverage combinations.

The modification of insurance rates and policy forms is an onerous and cumbersome state-by-state process that, in many states, can take months and require document submissions consisting of thousands of pages, and limits the consumer attributes that may be considered in setting rates. As a result, insurance providers have limited ability to quickly adjust their pricing in response to losses or changes in market conditions and lack the ability to price policies dynamically to match expected customer value, attributes and behavior.

Insurance products are not priced in a uniform manner. Pricing strategies vary across providers and assessment of individual consumer risk is based on pre-set consumer attributes, such as vehicle type and location. Each consumer-to-product pairing yields a specific rate based on static rate tables filed semi-annually or annually with state regulators, with pricing that may vary widely across insurance providers and consumer profiles. Consumers seeking insurance are often unaware of any given insurance provider’s product strategies, strengths or offerings, which may lead to suboptimal shopping and significant inefficiencies for consumers and providers.

Insurance shopping is being enabled by new digital tools

We expect that the ongoing shift to online insurance shopping by consumers and the increasing digitization of insurance risk assessment and workflows will enable more personal, end-to-end shopping experiences, products and services. Moreover, emerging online agencies and digital carriers launched to take advantage of these trends are typically directed towards niche audiences and have limited marketing budgets, making capturing the right consumers challenging for them. We believe that the confluence of these factors favors business models that efficiently match supply and demand, allowing insurance providers to capture consumers’ purchase intent online while taking advantage of the benefits of targeted digital advertising.

Insurance agents are an essential and growing part of the industry landscape

Despite the trend toward online shopping, insurance agents play an essential role in the insurance buying process. According to a 2015 comScore survey, while more than 70% of insurance consumers shop online, 80% of policies purchased are closed offline, and consumers frequently cited the desire to speak to an agent as the top reason for not buying online.

We estimate there are approximately 100,000 agencies in the United States who sell insurance products across the auto, home, life, commercial and renters insurance markets. Non-health insurance agents earned over $115 billion in commissions from carriers in 2017, growing from $94 billion in 2010, according to data from S&P Global Market Intelligence; SNL Insurance Data.

Market Opportunity

The challenges faced in the $123 billion non-health insurance sales, marketing and distribution market create a significant opportunity for companies that can efficiently align consumers and providers. These challenges include:

Misalignment of providers and consumers creates an inefficient match between supply and demand

As a result of pricing and regulatory complexity, many insurance providers specialize on pre-determined sub-sets of consumers across products, sales, claims processing and support functions to optimize their business models for profitability and expected loss ratios. At the same time, consumers may struggle to make informed buying decisions due to the large number of providers, breadth of insurance products and services available, and opaque pricing and coverage options. The inability of insurance providers to attract only those consumers who match their optimal risk profiles, combined with the lack of comprehensive information for consumers, creates a supply and demand misalignment.

Complex, fragmented and opaque market for consumers

Selecting the right insurance provider is challenging for consumers as there are more than 1,500 insurance carriers in the United States, each with different risk-assessment requirements, product offerings and pricing. Consumers have distinct attributes and insurance needs and historically have lacked access to comprehensive tools for identifying and connecting with the right providers. Moreover, pricing for the same coverage can vary widely from one provider to another, and even across different sales channels within the same provider. While consumers seek competitive pricing, they are often unaware of pricing differences, the level of coverage needed for their particular circumstances, and any given insurance provider’s product strategies, strengths or offerings. These market conditions may lead to suboptimal shopping, significant inefficiencies for consumers and the need for expert advice and support to make informed decisions.

Inefficient advertising channels for insurance providers

Advertising for insurance providers is challenging and its effectiveness is limited by several factors:

•

Insurance providers require extensive information about demographic and behavioral attributes in order to determine pricing and the policy value of a given consumer. This information is either unavailable or unreliable for targeting through traditional online and offline channels. In addition, traditional channels lack the ability to identify and segment providers’ existing customers, limiting the utility of these channels for retention.

•

Due to regulatory constraints, providers require long lead times to reprice their products. As a result, carriers may find their products mispriced to risk of loss across large consumer segments for extended periods of time. Traditional channels, and in particular television, lack the fine-grained controls to quickly and selectively adjust consumer acquisition strategies and align advertising spend with loss tolerance.

•

Providers are constrained in their immediate ability to tailor premiums to individuals due to the regulatory environment and, as a result, cannot price competitively for every consumer. With traditional online and offline advertising, providers often pay to attract consumers who are unlikely to buy a policy due to pricing mismatches.

Due to these factors, traditional advertising channels are inefficient for insurance providers.

Our Solution

Our goal is to reshape insurance shopping for consumers and improve the way insurance providers attract and connect with customers shopping for insurance. Our results-driven marketplace, powered by our proprietary data and technology platform, matches and connects consumers seeking to purchase insurance with relevant options from our network of insurance providers, saving consumers and providers time and money.

Proprietary, data-driven technology platform

Our platform efficiently attracts consumers shopping for insurance to our websites, call center, and mobile applications and matches them with relevant providers for streamlined quoting. This enables us to maintain high levels of quality control and refer real-time quote requests to our insurance provider customers at the moment of the consumer’s purchase intent.

Bid

We advertise to consumers, primarily under the EverQuote brand, across hundreds of online channels including internet search, email, social media and display advertising. Our algorithms efficiently manage over 200 million advertising impressions per day, utilizing insights from our proprietary data assets and A/B testing to optimize bids, advertising creatives and placements across channels. In order to attract high-quality consumers to our websites and mobile applications at optimal cost, we continuously analyze and test the effectiveness of our advertising and use automated dynamic adjustments to our traffic acquisition efforts. We store all of our advertising placement data in our central data warehouse and provide our analysts, data scientists and engineers with broad access to optimize our consumer acquisition activities.

Quote request

At the time of an online quote request, consumers submit approximately 20 to 50 items of data, depending on the type of insurance, representing the majority of data required by providers for matching, quoting and binding and, we provide returning consumers with the ability to submit subsequent quote requests without the need to re-enter all of their data. This information is securely exchanged with insurance providers at the moment of referral, enabling providers to produce quotes quickly, with minimal additional steps and information needs. In January 2019, we matched and referred nearly 1.4 million online quote requests to insurance providers’ quoting and binding workflows.

In 2019 we expect to expand our definition of quote requests to include consumer quote requests we receive through offline channels such as telephone calls, quote requests via our EverDrive app, and quote requests submitted directly to third-party partners. Quote requests from telephone calls result from consumers dialing into one of our call center partners to request a quote. Once we receive a call from a consumer, that consumer is transferred to an insurance provider. These quote requests are different from our online quote requests because these consumers may never visit one of our websites or submit an online request for an insurance quote before being referred to an insurance provider. We do not receive or provide as much information about consumers whose quote requests originate from inbound telephone calls as opposed to online. EverDrive users in select states are also now able to request insurance quotes directly through the app by agreeing to share their information with an insurance carrier offering insurance discounts based on driving habits. Lastly, beginning in the first quarter of 2019, we also started acquiring quote requests submitted to third-party partners as part of our verified partner network. Through our verified partner network, we acquire consumer quote requests that are submitted by consumers directly to select third parties. Quote requests acquired by us from third parties in our verified partner network contain substantially all the same information we obtain in our own online quote requests. At this time, neither calls, EverDrive nor our verified partner network contributes meaningfully to our number of quote requests.

Bind

We combine consumer-submitted information and our internal data with proprietary machine learning algorithms to optimize matching and bind rates for consumers and insurance providers. Based on insurance provider feedback, we believe we are a large and efficient consumer acquisition and retention channel for our insurance provider customers.

Retention

Our platform enables insurance providers to identify and run campaigns for their existing customers and provide retention-oriented offers alongside the other options being presented.

How we engage with consumers

We engage with consumers through user-friendly and easy-to-navigate websites that make shopping for insurance easy, cost-effective and more personal. For our online consumers, we guide them through the process of submitting a quote request with simple instructions and helpful information about how their profile and choices may affect their results. Upon completing their quote requests, consumers are connected with relevant options from our comprehensive provider network, allowing them to quickly and easily compare coverage options. We aim to make the end-to-end shopping experience seamless by enabling consumers to securely share their data with matched providers, accelerating quoting and reducing repetition in the shopping process.

We also engage consumers through EverDrive, our social safe-driving mobile app, which monitors driving behavior and provides useful information, coaching and encouragement to help users become safer drivers. Our driver score feature gives users a simple rating system and allows them to compete with friends, family and their local community. In September 2018, we announced that drivers who use our EverDrive app and enroll with participating carriers can anonymously share their driving data and qualify for discounts on their auto insurance. As of January 31, 2019, one insurance carrier offered usage-based discounts to EverDrive users in a limited number of states. We believe that we will be able to expand the number of carriers offering discounts to safe drivers using EverDrive over time.

In addition, we provide consumers with rich content through our Safe Driving and Insurance blog. We cover complex topics, such as deductibles, coverage levels and distracted driving in simple, approachable ways to help consumers better understand and navigate the complexities of insurance coverage.

We also recently began to engage consumers offline through non-company branded television campaigns and consumer calls placed directly to a call center partner. When a consumer dials into one of our call center partners, the consumer is matched to an insurance provider based on attributes provided by the consumer. In addition, through our verified partner network, we acquire consumer quote requests that are submitted by consumers directly to select third-parties. Quote requests acquired by us from third parties in our verified partner network contain substantially all the same information we obtain in our own online quote requests.

How we engage with insurance providers

Insurance carriers and agents connect with our marketplace through EverQuote Pro, our web-based provider portal. EverQuote Pro matches insurance carriers and agents with consumers who complete quote requests on our websites, through phone calls or through our verified partner network. Our portal provides transparent, secure access to marketplace data regarding consumer type, volume and referral pricing, along with sophisticated campaign management tools for targeting consumers based on a wide array of attributes.

Providers in our marketplace bid for consumer referrals based on either pre-defined segments or dynamic profiles. Bids may be static or dynamically adjusted based on specified criteria, such as consumer attributes, time of day and geographic location. Regardless of bidding mechanism, insurance providers in our marketplace participate in a unified, real-time auction that matches consumers with the most relevant providers on our platform based on bid, preferred consumer profile, predicted bind rate and other factors. Through this auction process, we align provider economics with consumer demand.

Our tools are designed to integrate with insurance providers’ internal workflows to minimize administrative burden and can incorporate quote, bind and lifetime value feedback, enabling providers to evaluate and optimize their acquisition and retention campaigns through a single interface. We support the industry-standard web-based marketing, customer relationship management and referral management systems commonly used by insurance providers, allowing easy adoption of our platform.

Key benefits for consumers

We offer consumers a streamlined and personalized insurance buying experience, providing the following key benefits.

Saving time and money

We provide consumers with multiple relevant insurance product options based upon the information submitted by them at quote request, enabling them to save both time and money. In consumer surveys we have conducted, consumers purchasing auto insurance policies from referrals made through our marketplace reported average annual premium savings of $556, and we estimate providers have sourced nearly 5.3 million auto insurance policies through EverQuote as of January 31, 2019. Based on this data, we believe we have saved consumers purchasing auto insurance more than $2.9 billion as of January 31, 2019.

Single starting point for a comprehensive insurance shopping experience

Our marketplace provides a single starting point to access a range of relevant insurance options beyond what consumers might otherwise find on their own. With an extensive network of national and regional carriers, technology enabled insurance startups, as well as more than 7,000 insurance agencies, we believe the depth and breadth of our insurance provider network allows us to present a comprehensive set of options to consumers.

Results-driven insurance shopping destination efficiently matching consumers with relevant options

Our platform empowers consumers to make better and more informed insurance decisions. Our algorithms factor in consumer input data, insurance provider bid preferences and economics and, when available, quote, bind and lifetime value feedback. These algorithms are designed to optimize for various factors including the likelihood of a policy sale, consumer satisfaction and insurance provider return on investment. We match and connect consumers, based on consumer attributes and a number of other factors, with relevant options from the broad range of insurance providers on our platform.

Seamless online or offline handoff to quote or bind a policy

Our seamless consumer handoff integrations minimize additional information required to provide a quote or bind a policy either online or offline. This reduces consumer shopping time, improves the consumer experience and increases the likelihood of completing a purchase.

Key benefits for insurance providers

Based on insurance provider feedback, we believe we are a large and efficient consumer acquisition and retention channel for our insurance provider customers. We offer insurance providers the following key benefits:

Access to a high volume of in-market online consumers

We attract consumers seeking insurance from hundreds of online sources and a limited number of offline sources. For consumers visiting us online, we further validate purchase intent by requiring consumers to submit approximately 20 to 50 items of data in order to submit a quote request, and also provide returning consumers with the ability to submit subsequent quote requests without the need to re-enter all of their data. From 2014 to 2018, our annual quote requests grew from 2 million to 12.8 million. As a result, we are able to refer a high volume of insurance shoppers to our customers.

Efficient acquisition of consumers that match providers’ specific criteria

We offer insurance providers fine-grained controls to select specific consumer profiles relevant to their underwriting practices and preferences, enabling them to efficiently target rational cost-per-sale relative to long-term value for each referral. In addition, the transparency of our marketplace, as well as the campaign management tools we offer, make it easy for insurance providers to evaluate the performance of their marketing spend on our platform and manage their own return on investment.

High bind rates for referrals through broad data integration with providers

Our seamless consumer handoff technology integrates with insurance providers to reduce the number of steps required from referral to bind, increasing transparency and consumer satisfaction. We securely provide quote request data, allowing insurance providers to adjust their quoting workflows in ways that are compatible with their existing infrastructure and business requirements. This data handoff provides carriers and agents with the core information needed to bind a policy with minimal steps after quote request.

Flexible advertising channel

Our marketplace allows providers to rapidly align cost-per-acquisition and distribution of advertising dollars with preferred consumer profiles. With granular budgeting and bidding tools, providers have extensive, near real-time control over the distribution and utilization of their advertising spend on our platform.

Our Strengths

We believe that our competitive advantages are based on the following key strengths:

Results-driven marketplace for consumers

We efficiently match and connect consumers with relevant insurance providers for their specific circumstances and needs, decreasing the time needed to compare providers and increasing the chance of purchasing insurance. Consumers receive inclusive options, enabling them to select the right insurance policy for their needs from our network of insurance providers. Our network includes an extensive array of insurance carriers, including many of the largest property and casualty carriers by premium volume as well as more than 7,000 insurance agencies. We believe that offering a personalized, comprehensive and provider-inclusive consumer experience has helped us to become a leading marketplace for online insurance shopping.

Disruptive data-driven approach

Our marketplace is powered by a proprietary data and technology platform that efficiently attracts insurance shoppers from a diverse and large array of sources, increases the bind rate for consumers, and we believe will drive down the cost of acquisition for providers over time. As of January 31, 2019, we employed over 130 analysts, data scientists and engineers who continually leverage our growing data assets to improve our capabilities. As of January 31, 2019, our data assets included more than 1 billion consumer-submitted data points, derived from over 47 million quote requests and 150 billion ad impressions acquired through $500 million in advertising spend. We leverage our data assets to further improve the conversion rate of our referrals and our matching efficiency, and to innovate new products for consumers and providers through rapid, test-driven development.

Powerful network effects

Our insurance marketplace benefits from significant network effects. As we attract more consumers to our platform, we collect more data to improve user experience, which in turn improves conversion rates and consumer satisfaction. The combination of these factors has increased consumer traffic , leading to more quote requests for our insurance provider customers. Increased quote requests, combined with quote and bind feedback, improve providers’ advertising and marketing efficiency in our marketplace, resulting in more providers and provider spend. More providers and provider spend enable us to attract more consumers, generating more data. Through these characteristics of our platform, we increased the volume of quote requests referred to our insurance provider customers from 2 million in 2014 to 12.8 million in 2018.

Ability to expand with significant operating leverage

We have leveraged our data assets, technology platform and engineering and data science capabilities, along with our growing audience of consumers and network of insurance providers, to expand our platform from the auto insurance market into the home and life insurance markets. We have entered these new verticals with only a modest increase in headcount, and we have already achieved attractive economics and high growth.

Our cost structure provides us with the flexibility to react to changes in the business cycle. Our largest expense, advertising, is variable and can be quickly adjusted to market conditions. During economic downturns, advertising expenses can be rapidly reduced. Conversely, during periods of economic expansion we can increase advertising spend to attract consumers to our platform and further enhance the strength of our marketplace. We are also able to quickly adjust our advertising expense if we believe the revenue associated with it does not result in incremental profit to the business.

Founder-led management team with culture of innovation and track record of capital efficiency

Our co-founders are Seth Birnbaum, Chief Executive Officer, and Tomas Revesz, Chief Technology Officer. Seth, a co-founder and chief executive officer of Digital Guardian, Inc. (formerly Verdasys, Inc.), brings to EverQuote a broad range of management and start-up experience, complemented with engineering skills and information technology expertise. Tomas, a co-founder and an executive vice president of Digital Guardian, Inc. (formerly Verdasys, Inc.), brings to EverQuote extensive knowledge in IT systems development and management. Since our inception, we have built a team focused on data-driven innovation, which remains at the heart of our culture.

In addition, our management team has a track record of being good stewards of capital. We rapidly scaled our business in a capital-efficient manner and, prior to our IPO in July 2018, grew our company to revenue of over $125 million in 2017 with less than $10 million of equity raised to finance our business.

Our Growth Strategies

Our core mission is to make finding insurance easy and more personal, saving consumers and insurance providers time and money. We leverage technology and data to empower consumers with better information and options, enabling them to identify and reduce risky behaviors, lower their insurance costs and lead safer lives. Ultimately, we seek to improve the way consumers understand and manage their personal risks.

Data-driven innovation remains at the heart of our strategy, culture and operating focus. With our diverse team of analysts, engineers and business development employees, as well as our partnerships with leading insurance providers, we are working to build the largest and most trusted online insurance marketplace in the world. To achieve this goal, we intend to continue to grow our business by pursuing the following strategies:

Attract more consumers to our marketplace

We plan to expand the number of consumers reaching our marketplace through existing channels by leveraging the superior features and growing data assets of our platform. In addition, we plan to launch new marketing channels, such as online video and offline channels such as radio. In 2018, we had, on average, over

239,000 daily consumer visits to our online quote request workflow, resulting in more than 34,000 daily quote requests. We believe that there is an opportunity to attract substantially more traffic to our current marketplace and that there are further expansion opportunities in adjacent verticals.

Add more insurance providers and increase revenue per provider

We plan to grow the number of insurance providers on our platform by demonstrating the value proposition of our marketplace as an efficient, scalable customer acquisition channel and adding new provider-facing features. While not a factor in our historical increases in revenue per quote request, we believe we have an opportunity to also increase the number of referrals per quote request while maintaining or increasing the bind rate per quote request, which would allow us to increase our revenue at limited marginal cost. We also plan to expand revenue per provider by increasing consumer traffic and quote request volume, adding verticals and innovating advertiser products and services.

Despite the high costs, saturation and lower overall conversion rates associated with traditional advertising channels, such as television, radio and billboards, insurance carriers still allocate a significant portion of their advertising budgets towards these channels. We have achieved over $163 million in annual revenue while capturing only a small fraction of insurance marketing spend in aggregate and at an individual provider level.

Expand and deepen consumer engagement

We continuously leverage our data assets and growing consumer volume to conduct test-driven product development. We plan to innovate with new consumer offerings and enhanced user experience to deepen consumer engagement. Our goal is to provide broader and more meaningful consumer experiences, leading to increased return visits, higher frequency of interaction and greater revenue per user. For example, in 2016, we launched EverDrive, a free social safe-driving mobile app that enables users to improve their driving behavior along various dimensions. In September 2018, we announced that drivers who use our EverDrive app and enroll with participating carriers can anonymously share their driving data and qualify for discounts on their auto insurance. As of January 31, 2019, one insurance carrier offering usage-based discounts to EverDrive users in a limited number of states. While we are not actively spending to advertise EverDrive at this time, we believe that we will be able to expand the number of carriers offering discounts to safe drivers using EverDrive, and plan to invest in marketing the app over time.

Invest in our technology platform and people

Historically, we have increased the size of our analyst, data science and engineering teams every year, enabling us to increase our consumer traffic and conduct more A/B testing, improve conversion rates in our marketplace and improve advertising efficiency over the long term. We plan to continue to invest in our data and technology platform by growing our analyst, data science and engineering teams, enabling us to improve the breadth and efficiency of our marketplace for consumers and providers. In the future, we may also expand our capabilities and team through selective acquisitions.

Launch new verticals on our platform

We plan to introduce new offerings in order to become a leading end-to-end provider for consumers seeking personal risk management solutions. We have demonstrated the ability to efficiently expand into new markets by leveraging our data, technology, partner relationships, consumer audience and talent. In 2016, we entered into the home and life insurance market, and from 2016 to 2018, we saw a nearly seven-fold increase in the number of quote requests for home insurance and five-fold increase in the number of quote requests for life insurance, with only a modest increase in headcount. As the shift towards digital continues to accelerate in the personal risk marketplace, we believe we are well positioned to expand into new verticals such as renters and commercial insurance.

Enhance our brand awareness

We believe we have significant opportunities to increase our brand awareness. Historically, our marketing efforts have been focused on algorithmic consumer acquisition rather than brand marketing. We plan to further expand our marketing channels to drive greater brand recognition and attract a broader consumer audience. We believe a stronger brand may drive even greater efficiencies in our marketplace.

Grow internationally

While today we operate solely in the United States, we believe there are significant opportunities for us to expand into other countries. We plan to selectively launch our offerings in international markets over time. We expect to focus our efforts in international markets with dynamics similar to the United States. We believe we can expand into new geographies with limited additional development costs due to the operating leverage embedded in our business.

Proprietary Data Assets and Algorithms

Our data assets

We leverage our data assets throughout our business to enhance our competitive position. As of January 31, 2019, our data assets included more than 1 billion consumer-submitted data points, derived from over 47 million quote requests and 150 billion ad impressions acquired through $500 million in advertising spend.

Our data assets are comprised of:

•	granular bid and impression-level performance data across a diverse landscape of advertising channels and platforms;

•	consumer-provided geographic, demographic, preference and behavioral data obtained through our websites and mobile applications;

•	consumer insights derived from third-party tools, including phone number and address validations and IP address geolocation; and

•	insurance carrier and agent bids, and when available, quote, bind and lifetime value feedback.

We use our data assets to:

•	inform decision-making throughout our business;

•	optimize and scale our algorithmic advertising and consumer acquisition efforts;

•	conduct continuous A/B testing to develop our consumer experiences and insurance provider tools and services; and

•	make decisions regarding our company’s strategic direction, including entry into new markets and verticals.

We invest in making these assets accessible to our analysts, data scientists and engineers through a centralized warehouse, custom reporting and business intelligence tools and application programming interfaces.

Our algorithms

Our business model leverages proprietary algorithms across our marketplace, including in our advertising campaigns and consumer acquisition efforts, and for optimizing consumer-provider alignment. As our data assets grow, our algorithms become more powerful.

Multi-channel bid automation algorithms

Our data assets power our purpose-built, multi-channel bid automation and machine learning models. These tools enable granular decision-making by our consumer acquisition teams across complex, large-scale advertising campaigns.

Consumer alignment algorithms

Our consumer alignment algorithms implement a multi-step process for matching consumers with the insurance providers that we believe are most likely to provide the right coverage at a competitive price. These algorithms factor in consumer input data, insurance provider bid preferences and economics and, when available, quote, bind and lifetime value feedback. These algorithms are designed to optimize for various factors including the likelihood of a policy sale, consumer satisfaction and insurance provider return on investment. We believe that the accuracy of the matches provided by our consumer alignment algorithms will improve over time as we accumulate additional data across the insurance landscape and expand provider coverage in our marketplace.

Products and Services

Consumer products

EverQuote.com

We evolve our mobile and desktop consumer websites through continuous, iterative testing and optimization. Every change is tested and evaluated against our goal to make insurance shopping easier while saving consumers time and money. Through this rigorous process, we introduce new features to enhance ease-of-use and improve messaging, clarity and user experience.

Capabilities such as pre-fill and partial quote retrieval help reduce consumer burden and ultimately enable higher conversion rates and data quality for our insurance provider customers. By integrating our platform with providers’ online workflows, we extend this ease of use throughout the shopping experience; providers receive all or nearly all the data required to quote a consumer, allowing them to shorten or eliminate steps in their workflows. As the level of integration increases, we believe consumer satisfaction in our marketplace will continue to improve. Immediately upon submitting an online quote request, we match the consumer with insurance providers and present personalized listings determined by our consumer alignment algorithms. These listings provide access to quotes through a variety of referral formats, both online and offline. This approach helps unify the fragmented insurance landscape for the consumer and provides a single entry point to request and compare quotes. As of January 31, 2019, our marketplace has generated over 47 million auto, home and life insurance quote requests and, we estimate, nearly 5.3 million policies.

Inbound Calls and Verified Partner Network

Starting in 2019, we began to connect and match consumers to insurance providers through inbound calls from consumers to our call center partners. When a consumer dials into one of our call center partners, the consumer is offered a selection of insurance providers based on the consumer’s zip code. In addition, beginning in the first quarter of 2019, we also started acquiring quote requests submitted to third-party partners as part of our verified partner network. Through our verified partner network, we acquire consumer quote requests that are submitted by consumers directly to select third parties. Quote requests acquired by us from third parties in our verified partner network contain substantially all the same information we obtain in our own online quote requests.

Products and services for insurance providers

We provide insurance carriers and agents with industry-leading products and services to grow their businesses. Our ability to deliver a large volume of high-intent consumer referrals that are aligned with providers’ desired consumer attributes makes us an effective channel for providers to grow efficiently. Based on insurance provider feedback, we believe we are a large and efficient consumer acquisition and retention channel for our insurance provider customers. Our products and services include:

EverQuote Pro for carriers

Carriers access our marketplace through EverQuote Pro for carriers, a web interface that enables them to manage campaigns efficiently at scale. EverQuote Pro allows for granular targeting of consumers based on insurance-related attributes including geography, demographics, behavioral characteristics and coverage needs. These tools enable carriers to acquire their ideal customers efficiently and at scale, delivering better return on investment than traditional channels.

EverQuote Pro for agents

Agents access our marketplace through EverQuote Pro for agents, a web interface that enables them to specify their desired consumer profiles, geographic areas, hours of operation, budgets and product types across auto, home and life insurance through a single interface. This self-service platform allows agents to access our marketplace with minimal effort to purchase referrals. Carriers may also provide subsidies for the benefit of agents, that are paid to us to reduce the amount agents pay for referrals.

SmartCampaigns

Our SmartCampaigns offering provides automated bidding strategies for participating insurance providers. SmartCampaigns optimizes spend to maximize quote and bind volume while meeting providers’ return-on-investment targets. Participating providers integrate with SmartCampaigns by providing real-time performance feedback, including quote, bind and policy-value information for every referral, allowing our proprietary algorithms to continuously align and adjust providers’ bids and budgets across consumer segments. SmartCampaigns enables providers to acquire a higher volume of policies at better return on investment than they might be able to achieve operating independently in our marketplace. We believe insurance providers use of SmartCampaigns will expand over time.

Seamless consumer handoff

Carriers require a rich set of consumer attributes in order to render an accurate quote. Providing this information multiple times in order to compare quotes is a cumbersome process for consumers, and can lead to lower conversion rates and lost sales for providers. As a result of our scale and history as a trusted partner, we integrate directly into many providers’ online workflows, customer relationship management systems and internal quoting platforms. These integrations minimize the steps between a quote request in our marketplace and the delivery of accurate, bindable quotes across online and offline channels.

We have observed that increasing the depth of integration results in higher conversion rates, enhancing the value of our consumer referrals. Basic integrations, called ‘prefill’, allow carriers to populate their workflows with data from our platform, such that consumers are required only to confirm the data they have already provided. Full click-to-quote integration removes all intermediate steps, allowing the consumer to receive a quote immediately upon arrival on the provider website. In tests with carriers, conversion rates for our referrals increased by 11% to as much as 41% depending on the depth of integration and carrier work flows. While we currently have a limited number of full integrations, we believe we will be able to increase this number over time.

Insurance agent education

Our insurance agent education program delivers free content and services to further our vision of being the industry-leading resource for agencies to grow their businesses. This includes a wide range of educational materials, including e-books, webinars, training sessions and live events.

EverDrive

EverDrive, our free social safe-driving mobile app, provides users with comprehensive information about their driving behavior along various dimensions, such as harsh braking, speeding and distracted phone use. Through self-measurement and competition with friends, family and community leaderboards, EverDrive users may ultimately decrease risky driving behaviors and reduce provider losses.

In addition, EverDrive addresses key challenges currently limiting the pace of adoption of telematics-based insurance products. For consumers, EverDrive provides control over when and with whom their driving data is shared, unlike carrier telematics programs. For carriers, it provides access to an audience of pre-qualified drivers and driving data, removing the administrative burden created by the multi-week onboarding and assessment periods required for direct offerings.

In September 2018, we announced that drivers who use our EverDrive app and enroll with participating carriers can anonymously share their driving data and qualify for significant discounts on their auto insurance. As of January 31, 2019, one insurance carrier offered usage-based discounts to EverDrive users in a limited number of states. EverDrive users in these states are now able to request insurance quotes directly through the app by agreeing to share their information with the insurance carrier offering insurance discounts based on driving habits. While we are not actively advertising EverDrive at this time, we believe that we will be able to expand the number of carriers offering discounts to safe drivers using EverDrive, and plan to invest in marketing the app over time.

Technology and Infrastructure

Our technology platform combines internally developed, third-party and open source software. This combination allows for rapid development and release of high-performance technology solutions in a cost-effective and scalable manner.

Our websites, mobile applications and supporting services, as well as our development and test environments, are hosted across industry-standard cloud providers such as Amazon Web Services and Google Cloud Platform. Additional internal data and analysis tools are hosted at a third-party data center in Boston, Massachusetts. We use content delivery network solutions for fast, local access to our products. We use network, website, service and hardware-level monitoring, coupled with remote-content monitoring, to maintain a high level of uptime and availability for our systems with high-performance delivery.

Marketing

Our marketing efforts are designed to increase engagement by both consumers and insurance providers and enhance their awareness of our company. Our marketing spend across channels is fundamentally algorithmic and performance-based. Over time, we believe we will increase our brand equity and recognition as we serve more ad impressions.

Consumer marketing

Our marketplace relies on consumer acquisition from our online and, more recently, offline marketing efforts. Our consumer marketing strategies are algorithmic and performance-based, leveraging our team of analysts, data scientists and engineers, along with our data assets and technology.

We have built technology to automate our algorithmic traffic acquisition across multiple online advertising platforms. As of January 31, 2019, our technology serves, on average, over 200 million advertising impressions per day across hundreds of acquisition sources in a diversified strategy including search, display, social, email and video, with no single acquisition partner accounting for more than 24% of quote requests.

We believe the combination of our talent, data and technology provides us with competitive advantages in acquiring more consumers as we continue to scale our business.

Agent marketing

Our agent marketing initiatives are designed to reach, educate and acquire insurance agents not yet participating in our marketplace. Our agent marketing focuses on:

•	Digital marketplace trends: We educate agents on how consumer buying behavior is changing and increasingly moving online and how they can better acquire and serve consumers in the digital world.

•	Educating agents on how to leverage the EverQuote platform: We educate agents on marketplace participation, providing best practices, case studies and strategies for account growth and optimization.

We reach new agents online through email, search, social media, and content marketing; according to Google Analytics, our agency resource pages received an average of 28,000 visits per month in 2018. In addition, we reach agents in person at tradeshows and conferences. For our current agent customers, we communicate the value of our platform and educate them on its use through our onboarding process, ongoing outreach and account performance reports.

Carrier marketing

Our carrier marketing initiatives are designed to reach and educate insurance carrier marketing professionals and executives. We deliver high-value content on how carriers can increase efficiency in their customer acquisition efforts by capitalizing on the increasing targetability and personalization enabled by our marketplace. We focus on building deep relationships and establishing thought leadership among carriers through our presence at industry tradeshows, targeted delivery of whitepapers and other materials, and personal outreach to key decision makers and marketing teams.

Sales

We have built an efficient, consultative 70-person sales and customer success organization, which sells our marketplace referrals and services to insurance providers. Our sales organization consists of two major components: our carrier team, which focuses on carriers operating in non-health insurance markets in the United States, and our agency team, which focuses on enrolling insurance agencies who operate in the auto, home and life insurance markets.

•

Carrier sales and campaign management: Our carrier team is responsible for bringing carriers into our marketplace. This team takes a data-driven approach to helping insurance carriers bind more policies with their target consumers at lower cost per sale than other channels. Our campaign management team develops a deep understanding of our carrier customers’ objectives to optimize their campaign performance and grow their budgets in our marketplace.

•

Agency sales and customer success: Our agency team is responsible for bringing new agents into our marketplace, growing existing agent accounts and driving agent satisfaction and retention. Our agency sales team focuses on onboarding new agents. Our customer success team analyzes account performance and consults with agents to optimize their participation in our marketplace, help them achieve growth and return-on-investment objectives, expand volume and add products.

Our Customers

Our insurance provider customers include:

•

Carriers: Insurance carriers write auto, home and/or life insurance policies for consumers either directly and/or through agents. Our marketplace consists of an extensive network of national and regional carriers as well as technology enabled start-ups. Our two largest customers, Progressive Casualty Insurance Company and Government Employees Insurance Company, together accounted for 29% and 28% of our revenue for the years ended December 31, 2018 and December 31, 2017, respectively. We plan to continue to grow both the number of carriers participating in our marketplace and the level of participation from each carrier.

•

Agents: Insurance agents deliver auto, home and/or life insurance to consumers on behalf of one or more carriers. As of January 31, 2019, we had over 7,000 enrolled insurance agencies on the EverQuote Pro platform. We are focused on further penetrating the large base of approximately 100,000 insurance agencies in the United States.

•

Financial advisors: With the launch of our life insurance vertical, we have expanded our customers base to include financial advisors, of which there were more than 300,000 operating in the United States in 2017 according to Cerulli Associates. While our primary focus is on insurance agents, we expect this channel to serve as an important avenue of growth if we decide to expand into other financial products.

•

Indirect distributors and aggregators: Indirect distributors, such as aggregators and media buyers, purchase consumer referrals and resell them to insurance providers. Indirect distributors typically provide lower revenue and less data feedback per referral.

A key element of our marketplace strategy has been to build a direct network of insurance provider customers. We increased the percentage of our total revenue derived from direct distribution from 8% to 90% for the years ended December 31, 2012 and 2018, respectively. The benefits of this shift include higher pricing per referral, improved pricing stability, greater revenue predictability, richer data feedback, better performance and stronger relationships with providers and consumers.

Competition

We face competition to attract consumers to our websites and mobile applications, as well as for insurance provider advertising and marketing spend.

Competition for consumers

The competition for consumer traffic and advertising space online is broad and diverse. Our competitors offer various marketplaces, products and services that compete with us. Some of these competitors include:

•	internet search engines and social media platforms;

•	brand advertisers and brand agencies across a spectrum of industries;

•	sites operated by individual insurance providers;

•	finance and credit savings sites, such as LendingTree;

•	insurance lead-generation, affiliate and aggregator networks; and

•	marketing services providers for insurers and general marketing services providers.

We believe we compete favorably in attracting insurance shoppers due to our superior data assets, consumer acquisition technology, team and data sciences management infrastructure. We believe we also compete favorably in converting consumer traffic into referrals and, ultimately, purchased policies due to the depth of our provider network, our consumer matching algorithms and our intuitive and streamlined consumer interface. Furthermore, we believe the breadth of the insurance provider options in our marketplace gives us an inherent advantage over single-brand insurance providers with respect to conversion and bind rates for consumers.

Competition for insurance provider advertising and marketing spend

We compete for insurance providers’ advertising and marketing spend with other internet sites, performance marketers and online marketing service providers. We also compete with offline media, such as television, radio and direct mail. We believe we compete favorably on the basis of the scale and quality of our consumer referrals, our seamless handoff capability, our ability to align consumers with our providers’ preferences and business strategies and the targeting capabilities of our platform.

Culture and Employees

Our company culture is data-driven, entrepreneurial, diverse, innovative and capital efficient. We are focused on delivering superb results for our consumers, insurance providers and partners. As of January 31, 2019, we had more than 250 employees, the majority of which are based in Cambridge, Massachusetts, with more than 130 analysts, data scientists and engineers, along with more than 60 employees in sales, sales operations and customer support.

Data is at the core of our culture. Our analysts, data scientists and engineers have access to operational data and metrics about our business through our proprietary internal business data management system, known as Goat. Decisions we make as a company, from marketing and sales to product and engineering, are expected to be A/B tested and data-driven. We emphasize original thought and testing over opinion and reward the commitment, excellence and achievement of our collective team. We believe this has yielded an innovative approach that delivers results, efficiency and benefits for consumers and providers in our marketplace.

Regulation

Our business operates in a heavily regulated industry. Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal, state and foreign laws and regulations. We are affected by laws and regulations that apply to businesses in general and the insurance industry, as well as to businesses operating on the internet and through mobile applications. This includes a continually expanding and evolving range of laws, regulations and standards that address financial services, information security, data protection, privacy and data collection, among other things. We are also subject to laws governing marketing and advertising activities conducted by telephone, email, mobile devices and the Internet, including the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 and similar state laws. In addition, we are a licensed insurance producer in most U.S. states. Insurance is highly regulated by the states in which we do business, and we are required to comply with and maintain various licenses and approvals.

Because the laws and regulations governing insurance, financial services, privacy, data security and marketing are constantly evolving and striving to keep pace with innovations in technology and media, it is possible that we may need to materially alter the way we conduct some parts of our business activities or be prohibited from conducting such activities altogether at some point in the future.

Intellectual Property

We seek to protect our intellectual property through a combination of patent protection, copyrights, trademarks, service marks, domain names, trade secret laws, confidentiality procedures and contractual restrictions.

As of January 31, 2019, we had two pending U.S. patent applications. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

We have a number of registered and unregistered trademarks. We own federal registrations for trademarks including EVERQUOTE and EVERDRIVE, as well as multiple pending applications. We will pursue additional trademark registrations to the extent we believe doing so would be beneficial to our competitive position.

We are the registered holder of a variety of domestic and international domain names that include “EverQuote” and similar variations.

In addition to relying on the protection provided by these intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners. Our employees and contractors are also subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both our general and specific terms of use on our website.

Our Corporate Information

We were incorporated in Delaware on August 1, 2008, under the name AdHarmonics, Inc., and changed our name to EverQuote, Inc. on November 17, 2014. Our principal executive offices are located at 210 Broadway, Cambridge, Massachusetts 02139, and our telephone number at that address is (855) 522-3444. Our website address is www.everquote.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

Available Information

Our Internet address is www.everquote.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 1A.	RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. Certain factors may have a material adverse effect on our business, financial condition, and results of operation. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, including our financial statements and the related notes, and in our other filings with the SEC. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.

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

A substantial majority of our revenue is derived from sales of consumer referrals to insurance providers, including both insurance carriers and agents. Our relationships with insurance providers are dependent on our ability to deliver quality referrals at attractive volumes and prices. If insurance providers are not able to acquire their preferred referrals in our marketplace, they may stop buying referrals from us, or may decrease the amount they are willing to spend for referrals. Our agreements with insurance providers are short-term agreements, and insurance providers can stop participating in our marketplace at any time with no notice. As a result, we cannot guarantee that insurance providers will continue to work with us, or, if they do, the number of referrals they will purchase from us, the price they will pay per referral or their total spend with us. In addition, we may not be able to attract new insurance providers to our marketplace or increase the amount of revenue we earn from insurance providers over time.

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

In addition, we derive revenue as a result of subsidy payments made by carriers to us on behalf of their agents. Our insurance carrier customers often provide subsidies for the benefit of agents to offset agents’ costs in connection with selling insurance policies from our referrals. Our carrier customers have no obligation to provide such subsidies and may reduce the amount of such subsidies or cease providing them at any time. If our carrier customers were to reduce the amounts of or cease providing such subsidies, our insurance agent customers may terminate or reduce the extent of their relationships with us. Because our insurance provider customers can stop buying from us, or spend less with us, at any time and our insurance carrier customers may cease providing subsidies to our insurance agent customers at any time, our business, results of operations and financial condition could be materially adversely affected with little to no notice.

We depend on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract consumers to our websites or marketplace, and if we are unable to cost-effectively attract consumers and convert them into quote requests that we can sell to our insurance provider customers, our business and financial results may be harmed.

Our success depends on our ability to attract online consumers to our websites or marketplace and convert those consumers into quote requests that we can sell to our insurance provider customers. We depend, in part, on search engines, display advertising, social media, email, content-based online advertising and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and, separately, organic searches that depend upon the content on our sites.

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

If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of quote requests generated by consumer traffic varies and can decline from to time. For example, quote requests decreased from 3,457,000 in the three months ended March 31, 2018 to 3,018,000 in the three months ended June 30, 2018, increased to 3,044,000 in the three months ended September 30, 2018 and then increased to 3,284,000 in the three months ended December 31, 2018. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer quote requests.

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

A significant portion of our revenue in recent periods was derived from two customers, and our results of operations could be adversely affected and stockholder value harmed if we lose business from these customers.

Sales to Progressive Casualty Insurance Company accounted for 19% and 20% of our revenue for the years ended December 31, 2018 and 2017, respectively, and sales to Government Employees Insurance Company accounted for 10% and 8% of our revenue for the years ended December 31, 2018 and 2017, respectively. These customers made purchases from us under short-term agreements and may cease doing business with us at any time with no notice. As a result, we have no assurances that these customers will continue to purchase from us at their historical levels or at all. If these customers were to reduce their levels of purchases from us or discontinue their relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

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

A significant portion of our revenue is derived from insurance providers acquiring referrals on an auction basis. If insurance providers decrease their bids or stop bidding in our auctions, our business, results of operations and financial condition could be materially adversely affected.

Insurance providers in our marketplace participate in a unified, real-time auction. Since our agreements with insurance providers are short-term agreements, insurance providers can decrease their bids or stop participating in our auctions at any time with no notice. In addition, insurance providers frequently change their bidding in our auctions, which can make it difficult to predict revenue from period to period. Because our insurance provider customers can stop buying from us, or spend less with us, at any time our business, results of operations and financial condition could be materially adversely affected with little to no notice.

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

A substantial majority of the insurance purchased through our marketplace is automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 86% and 95% of our total revenue for the years ended December 31, 2018 and 2017, respectively. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. In addition, consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected and may be affected by negative trends in the broader economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment.

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

In addition, we plan to expand our marketing efforts in offline channels such as television and radio. We face significant competition in marketing on offline channels, including from competitors and insurance carriers who may have significantly greater resources and brand recognition than we do. If we fail to expand our marketing efforts in offline channels or to market ourselves successfully on such channels, we may not experience increases in consumer traffic and increased referral and advertising revenue necessary to grow our business, which could have a material adverse effect on our results of operations and financial results.

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

We do not have experience, and may not be successful, in acquiring consumers from offline sources.

We recently began to acquire consumers through limited offline sources, including inbound calls from consumers. We may not succeed in advertising and acquiring consumers to these channels and may incur substantial costs without corresponding benefit. In addition, consumers that request quotes through offline sources like inbound calls do not provide the same level of consumer data as we receive from our online sources and as a result, we may not be able to successfully match these consumers with insurance providers.

We do not have experience acquiring consumer quote requests from third-party sources and as a result we may not be successful with our verified partner network.

Through our verified partner network, we acquire consumer quote requests that are submitted by consumers directly to select third parties. Given our limited experience in acquiring quote requests from third-party providers, we do not know if we will be able to acquire quote requests in significant volume, at prices that are attractive, whether the consumers will represent high-intent insurance shoppers, or whether insurance providers in our marketplace will purchase referrals for consumers acquired through our verified partner network.

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

A significant portion of the agents in our marketplace are affiliated with a limited number of insurance carriers. In the event one or more of these carriers no longer supports, or advises against, acquiring referrals in our marketplace, our business, results of operations and financial condition could be materially adversely affected.

Our marketplace includes over 7,000 insurance agencies, a significant portion of which are affiliated with a limited number of carriers. If a carrier no longer supports our service, no longer provides a subsidy for our referrals, or advises that its agents no longer do business with us, we could lose a substantial number of these agents in our marketplace which could harm our brand, results of operations and overall business.

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

Our revenue grew from $96.8 million in 2015 to $122.8 million in 2016, to $126.2 million in 2017 and to $163.3 million in 2018, increases of 26.8%, 2.8% and 29.4%, respectively. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

We are subject to several putative class action lawsuits alleging federal securities law violations in connection with our IPO, and may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract, breach of federal and state privacy laws, and intellectual property infringement that might necessitate changes to our business or operations. Regardless of whether any claims against us have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management’s time away from our operations. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results.

We conduct marketing activities, directly and indirectly, via telephone, email and/or through other online and offline marketing channels, which general marketing activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws, federal and state privacy laws, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, the Telephone Consumer Protection Act, or TCPA, and the Federal Trade Commission Act and its accompanying regulations and guidelines, among others. In addition to being subject to action by regulatory agencies, some of these laws, like the TCPA, allow private individuals to bring litigation against companies for breach of these laws. We are also dependent on our third-party partners to comply with applicable laws. For example, with the commencement of our verified partner network in 2019, we depend upon our third-party partners to obtain consent from consumers to receive telemarking calls in compliance with the TCPA. We may be alleged to have indemnification obligations to third-party for alleged breaches of privacy laws like the TCPA, which could increase our defense costs and require that we pay damages if there were an adverse ruling in any such claims. Any of these events may have a material adverse effect on our business, results of operations, financial condition and prospects.

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

As of December 31, 2018, we had $11.0 million available for borrowing under our revolving line of credit with Western Alliance Bank, and in the future we could incur indebtedness beyond our revolving line of credit.

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

Our activities are subject to extensive regulation under the laws of the United States and its various states and the other jurisdictions in which we operate. We are currently subject to a variety of, and may in the future become subject to additional, international, federal, state and local laws that are continuously evolving and developing, including laws regarding the insurance industry, mobile- and internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the TCPA, the Telemarketing Sales Rule, the CAN-SPAM Act, the Fair Credit Reporting Act and employment laws, including those governing wage and hour requirements. In addition, there is increasing attention by state and other jurisdictions to regulation in this area. Our insurance activities are subject to regulation by state insurance regulators in the United States. These laws are complex and can be costly to comply with, require significant management time and effort, and could subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, further complicating compliance efforts.

If we are alleged not to comply with these laws or regulations, we may be required to modify affected products and services, which could require a substantial investment and loss of revenue, or cease providing the affected product or service altogether. If we are found to have violated laws or regulations, we may be subject to significant fines, penalties and other losses.

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

We cannot predict whether any proposed legislation or regulatory changes will be adopted, or what impact, if any, such proposals or, if enacted, such laws could have on our business, results of operations and financial condition. If we are alleged to have failed to comply with applicable laws and regulations, we may be subject to investigations, criminal penalties or civil remedies, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to customers. The cost of compliance and the consequences of non-compliance could have a material adverse effect on our business, results of operations and financial condition. In addition, a finding that we have failed to comply with applicable laws and regulations could have a material adverse effect on our business, results of operations and financial condition by exposing us to negative publicity and reputational damage or by harming our customer or employee relationships.

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

We, and the insurance providers using our marketplace, make telephone calls and send emails to consumers who request insurance quotes through our marketplace. The United States regulates marketing by telephone and email. The TCPA prohibits companies from making certain telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitations on making phone calls and sending text messages to consumers. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We and the insurance providers who use our marketplace may need to comply with such laws and any associated rules and regulations. States and other countries have similar laws related to telemarketing and commercial emails. Additional or modified laws and regulations, or interpretations of existing, modified or new laws, regulations and rules, could prohibit or increase the cost of engaging with consumers and impair our ability to expand the use of our products, including our demand response solution, to more users. Alleged failure to comply with obligations and restrictions related to telephone, text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business. Moreover, over the past several years there has been a sustained increase in litigation alleging violations of laws relating to telemarketing, which has increased the exposure of companies that operate telephone and text messaging campaigns to class action litigation alleging violations of the TCPA. If we or the insurance providers who use our marketplace become subject to such litigation, it could result in substantial costs to and materially adversely affect our business.

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

The market price of our Class A common stock could be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $22.09 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through January 31, 2019. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. For example, we are subject to several putative class action lawsuits alleging federal securities law violations in connection with our IPO. Because of the past and potential future volatility of our stock price, we may become the target of additional securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 88.8% of the voting power of our capital stock as of January 31, 2019. This will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate approximately 88.8% of the voting power of our capital stock as of January 31, 2019; and Link Ventures, directly or through a voting agreement pursuant to which each of Seth Birnbaum and Tomas Revesz, along with one other stockholder, have agreed to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 67% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.

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

Sales of a significant number of shares of our Class A common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock.

In addition to our outstanding Class A common stock, as of January 31, 2019, there were 1,366,680 shares of Class A common stock subject to outstanding options, 2,357,693 shares of either Class A common stock or Class B common stock subject to outstanding options, 2,399,266 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 1,881,926 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 10,094,344 shares of our Class A common stock and Class B common stock, and plan to register an additional 1,261,257 shares of our Class A common stock, that may be issued under our equity incentive plans pursuant to Registration Statements on Form S-8, any such shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of January 31, 2019, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.

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

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery or (4) any action asserting a claim governed by the internal affairs doctrine. Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. On December 19, 2018, the Delaware Court of Chancery, in Sciabacucchi v. Salzberg, et al., C.A. No. 2017-0931-JTL (Del. Ch. Dec. 19, 2018), held that such federal forum selection provisions are invalid under Delaware law. We will not enforce our federal forum selection provision while the appeal of this case is pending before the Delaware Supreme Court. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our management team and can divert their attention away from the day-to-day management of our business, which could materially adversely affect our business, financial condition and operating results.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company or a smaller reporting company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

We are currently evaluating our internal controls, identifying and remediating any deficiencies in those internal controls and documenting the results of our evaluation, testing and remediation. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, which will be required after we are no longer an emerging growth company or a smaller reporting company, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline.

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

As a public company, we are required to comply with the rules of the Securities and Exchange Commission, or SEC, implementing Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. As an emerging growth company and a smaller reporting company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company or a smaller reporting company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company or a smaller reporting company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be materially adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our initial public offering, subject to specified conditions. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We would cease to be an emerging growth company earlier if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1 billion of non-convertible debt securities over a three-year period. These exemptions include reduced disclosure obligations regarding executive compensation and exemptions from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with certain requirements of Auditing Standard 3101 relating to providing a supplement to the auditor’s report regarding critical audit matters and not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation and not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In general, we will qualify as a smaller reporting company for as long as we have less than $250 million of public float (calculated as the aggregate market value of our Class A common stock and Class B common stock held by non-affiliates, based on the closing price of our Class A common stock on the Nasdaq Global Market on the last business day of our second fiscal quarter). We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Cambridge, Massachusetts, where we lease approximately 32,000 square feet of space pursuant to a lease that expires in September 2024. Additional executive and administrative offices and our call center are located in Woburn, Massachusetts, where we lease approximately 6,000 square feet of space pursuant to a lease that expires January 2022.

We believe that our current facilities are adequate to meet our immediate needs.

ITEM 3.	LEGAL PROCEEDINGS

On February 15, 2019, Sean F. Townsend, a purported holder of our common stock, filed a civil action in the Supreme Court for the State of New York against us, our chief executive officer, our chief financial officer, our general counsel, our directors, and the underwriters for our IPO, captioned Townsend v. EverQuote, Inc. et al., Index No. 650997-2019. On February 26, 2019, Mark Townsend, a second purported holder of our common stock, filed an identical civil action in the Supreme Court for the State of New York against the same defendants, captioned Townsend v. EverQuote, Inc. et al., Index No. 651177-2019. The plaintiffs allege claims for violations of Sections 11, 12(a), and 15 of the Securities Act of 1933, on behalf of a purported class of all persons or entities who purchased or otherwise acquired our common stock pursuant or traceable to the Registration Statement issued in connection with our IPO. Those claims generally challenge as false or misleading certain of our disclosures about our quote request volume. The plaintiffs seek, on behalf of themselves and the purported class, damages, costs and expenses of litigation, and rescission, disgorgement, or other equitable relief. We and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted.

From time to time, we may be subject to additional legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our Class A common stock trades under the symbol “EVER” on the Nasdaq Global Market and has been publicly traded since June 28, 2018. Prior to this time, there was no public market for our Class A common stock. Our Class B common stock is not listed or traded on any stock exchange.

Holders of Our Common Stock

As of January 31, 2019, there were approximately 28 holders of record of shares of our Class A common stock and 52 holders of record of shares of our Class B Common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds from Initial Public Offering

Our initial public offering of Class A common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-225379) that was declared effective by the Securities and Exchange Commission, or SEC, on June 27, 2018. The net offering proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, were $48.6 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. As of December 31, 2018, we estimate that we have used approximately $13.0 million of the net proceeds from our IPO for general corporate purposes and capital expenditures, including $7.0 million to repay amounts outstanding under our revolving line of credit with Western Alliance Bank, which revolving line of credit remains open for borrowings of up to $11.0 million. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from October 1, 2018 to December 31, 2018.

Dividends

We have never declared or paid cash dividends on our capital stock. We anticipate that we will retain all of our future earnings to finance the operation of our business and do not anticipate declaring or paying any cash dividends on our capital stock in the foreseeable future. Any future determination to declare and pay cash dividends, if any, will be made at the discretion of our board of directors and will depend on a variety of factors, including applicable laws, our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, general business or financial market conditions, and other factors our board of directors may deem relevant. In addition, our revolving credit facility contains covenants that could restrict our ability to pay cash dividends.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing in Part II, Item 8 of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

EverQuote makes insurance shopping easy, efficient and personal, saving consumers and insurance providers time and money.

We operate a leading online marketplace for insurance shopping in the United States. Our goal is to reshape insurance shopping for consumers and improve the way insurance providers attract and connect with customers shopping for insurance. With over 11 million consumer visits per month, our results-driven marketplace, powered by our proprietary data and technology platform, matches and connects consumers seeking to purchase insurance with relevant options from our broad direct network of insurance providers, saving consumers and providers time and money.

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

Insurance providers operate in a highly competitive and regulated industry and typically specialize on pre-determined subsets of consumers. As a result, not every consumer is a good match for every provider, and some providers struggle to efficiently reach the segments that are most desirable for their business models. Traditional offline and online advertising channels reach broad audiences but lack the fine-grained consumer acquisition capabilities needed for optimally matching consumers to specific insurance products. We connect providers to a large volume of high-intent, pre-validated consumer referrals that match the insurers’ specific requirements. The transparency of our marketplace, as well as the campaign management tools we offer, make it easy for insurance providers to evaluate the performance of their marketing spend on our platform and manage their own return on investment.

Since our founding in 2011, our core mission has been to make finding insurance easy and more personal, saving consumers and insurance providers time and money. We are working to build the largest and most trusted online insurance marketplace in the world. In pursuing this goal, we have consistently innovated through our disruptive data driven approach. Highlights of our history of innovation include:

•	In 2011, we launched the EverQuote marketplace for auto insurance.

•	In 2013, we launched EverQuote Pro, our provider portal, for carriers.

•	In 2015, we launched EverQuote Pro for agents.

•	In 2016, we added home and life insurance in our marketplace and launched EverDrive, our social safe-driving mobile app.

•	In 2017, we reached 500,000 downloads of EverDrive.

•	In 2018, we exceeded 46 million cumulative quote requests since launch of our marketplace.

In 2018 and 2017, our total revenue was $163.3 million and $126.2 million, respectively, representing year-over-year growth of 29.4%. We had net losses of $13.8 million and $5.1 million in 2018 and 2017, respectively, and had $(5.5) million and $(1.5) million in adjusted EBITDA in 2018 and 2017, respectively. See the section titled “—Non-GAAP Financial Measures” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

Factors Affecting Our Performance

We believe that our performance and future growth depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”

Auto Insurance Industry Risk

We derive a significant portion of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. In 2016, the U.S. commercial auto insurance industry experienced its worst underwriting performance in 15 years, with higher loss ratios that were driven by both adverse claim severity and frequency trends. Factors contributing to these trends include increased miles driven, greater incidence of distracted driving-related accidents, higher physical damage losses and repair costs due to more complex and sophisticated automobile parts and higher bodily injury costs from more serious accidents. As a result, our auto insurance carrier customers reduced marketing spend and cost per sale targets the following year, ultimately impacting our revenue growth in the auto insurance vertical in 2017. Despite these industry headwinds, we were able to grow our overall revenue by a small amount in 2017. Following this industry downturn, loss ratios decreased in 2017, and in 2018, we saw an increase in auto insurance provider marketing spend and spend per referral in our marketplace.

Shift from indirect to direct distribution channels

We have shifted the majority of our revenue from our indirect channel, consisting of aggregators and media networks, to our direct channel, consisting of carriers and agents. This shift has been an important part of our maturity and evolution. The benefits of direct distribution include improved consumer experience, higher pricing per referral, improved pricing stability, greater revenue predictability, richer data feedback, better performance and stronger relationships with providers and consumers. In 2018, direct distribution accounted for 90% of total revenue, as compared to 85% in 2017.

Expanding consumer traffic

Our success depends in part on the growth of our consumer traffic, as measured by quote requests. We have historically increased consumer traffic to our marketplace by expanding existing advertising channels and adding new channels. We plan to continue to increase consumer traffic by leveraging the features and growing data assets of our platform. While we plan to increase consumer traffic over the long term, we also have the ability to decrease advertising, which would likely result in a decrease in quote requests from consumers targeted by such advertising, if we believe the revenue associated with such consumer traffic does not result in incremental profit to our business.

Increasing the number of insurance providers and their respective spend in our marketplace

Our success also depends on our ability to retain and grow our insurance provider network. We have expanded both the number of insurance providers and the spend per provider on our platform. While not a factor in our historical increases in revenue per quote request, we believe we have an opportunity to increase the number of referrals per quote request while increasing the bind rate per quote request, which would allow us to increase our revenue at low incremental cost.

Revenue per quote request

We seek to increase our revenue per quote request by increasing insurance provider bids and by increasing the number of referrals per quote request. Insurance provider bids are influenced by the performance of our consumer referrals for insurance providers relative to other consumer acquisition channels, as well as by market conditions, insurance provider budgets and new customer acquisition targets. Increases in revenue per quote request allow us to increase advertising and consumer traffic to our marketplace while maintaining or increasing profitability.

Cost per quote request

We seek to efficiently acquire consumers by increasing the effectiveness of our consumer advertising and insurance marketplace. Cost per quote request is influenced by the cost of advertising and the conversion rate of marketplace visitors who request an insurance quote. While we expect to minimize cost per quote request over the long term, we may incur increased cost per quote request in order to achieve profitability at relative volumes of quote requests and revenue per quote request.

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

Quote Requests

Quote requests are consumer-submitted website forms that contain the data required to provide an insurance quote. As we attract more consumers to our platform and they complete quote requests, we are able to refer them to our insurance provider customers, selling more referrals while also collecting data, which we use to improve user experience, conversion rates and consumer satisfaction.

In 2019 we expect to expand our definition of quote requests to include consumer quote requests we receive through offline channels such as telephone calls, quote requests via our EverDrive app, and quote requests submitted directly to third-party partners. Quote requests from telephone calls result from consumers dialing into one of our call center partners to request a quote. Once we receive a call from a consumer, that consumer is transferred to an insurance provider. These quote requests are different from our online quote requests because these consumers may never visit one of our websites or submit an online request for an insurance quote before being referred to an insurance provider. We do not receive or provide as much information about consumers whose quote requests originate from inbound telephone calls as opposed to online. EverDrive users in select states are also now able to request insurance quotes directly through the app by agreeing to share their information with an insurance carrier offering insurance discounts based on driving habits. Lastly, beginning in the first quarter of 2019, we also started acquiring quote requests submitted to third party partners as part of our verified partner network. Through our verified partner network, we acquire consumer quote requests that are submitted by consumers directly to select third parties. Quote requests acquired by us from third-parties in our verified partner network contain substantially all the same information we obtain in our own online quote requests. At this time, neither calls, EverDrive nor our verified partner network contributes meaningfully to our number of quote requests.

Variable Marketing Margin

We define variable marketing margin, or VMM, as revenue as reported in our statements of operations and comprehensive loss, less online advertising costs related to attracting consumers to our marketplace (which are a component of total advertising expense, which is a component of sales and marketing expense). We utilize VMM to measure the financial return on our online advertising, specifically to measure the degree by which the revenue generated from consumer quote requests exceeds the cost to attract those consumers to our marketplace through online advertising. We also use VMM to measure the efficiency of individual online advertising and consumer acquisition sources and to make trade-off decisions to manage our return on advertising. We do not utilize VMM as a measure of our overall profitability. We present VMM because it is used extensively by our management and board of directors to manage our operating performance, including evaluating our operational performance against budgeted VMM and understanding the efficiency of our online advertising spend. VMM, as a non-GAAP financial measure, should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. VMM should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, VMM may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of our VMM to the most directly comparable GAAP measure, revenue less advertising expense, please see “—Non-GAAP Financial Measures”.

Beginning in the first quarter of 2019, we will define VMM as revenue as reported in our statements of operations and comprehensive loss, less total advertising costs, a component of sales and marketing expense. This change captures the expense of new offline advertising channels, like direct response television advertising, and the cost of advertising in our EverDrive app, from which we have begun to generate revenue through insurance offers to our safe-driving users. We expect variable marketing margin to increase in absolute dollars but to remain flat or decrease slightly as a percentage of revenue in 2019.

Adjusted EBITDA

We define adjusted EBITDA as net loss, adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, interest income and expense and the provision for (benefit from) income taxes. Adjusted EBITDA is a non-GAAP financial measure that we present in this Annual Report on Form 10-K to supplement the financial information we present on a GAAP basis. We monitor and present adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, adjusted EBITDA may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of our adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non-GAAP Financial Measures”.

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

We recognize revenue from consumer referrals at the time of delivery. Our revenue is comprised of consumer referral fees from the automotive and home and life insurance verticals as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Automotive	$141,187	$119,313
Home and Life	22,162	6,929

Total Revenue	$163,349	$126,242

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

Sales and Marketing

Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions. Advertising consists of variable costs that are related to attracting consumers to our marketplace and generating consumer quote requests, increasing downloads of our social safe-driving mobile app EverDrive and promoting our marketplace to carriers and agents. Advertising costs are expensed as incurred. Marketing costs consist primarily of content development, public relations, memberships, and event costs. In order to continue to grow our business and brand awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. We expect our sales and marketing expense will increase in the near term, both as a percentage of revenue and in absolute dollars, but decrease in the longer term as a percentage of revenue due to efficiencies of scale and improvements in our marketplace technology.

Research and Development

Research and development expenses consist primarily of personnel-related costs for software development and product management. We have focused our research and development efforts on improving ease of use and functionality of our existing marketplace platform and developing new offerings and internal tools. We primarily expense research and development costs. Direct development costs related to software enhancements that add functionality are capitalized and amortized as a component of cost of revenue. We expect that research and development expenses will increase as we continue to enhance and expand our platform technology.

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

Income Taxes

We have not recorded income tax benefits for the net losses we have incurred in the years ended December 31, 2018 and 2017 or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2018, we had federal net operating loss carryforwards of $21.6 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $12.6 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2018, we had state net operating loss carryforwards of $18.2 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $2.7 million and $1.4 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we have presented in this Annual Report on Form 10-K our variable marketing margin and adjusted EBITDA as non-GAAP financial measures. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similarly titled measures presented by other companies.

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

Beginning in the first quarter of 2019, we will define VMM as revenue as reported in our statements of operations and comprehensive loss, less total advertising costs, a component of sales and marketing expense. This change captures in VMM the expense of new offline advertising channels, like direct response television advertising, and advertising in our EverDrive app, from which we have begun to generate revenue through insurance offers to our safe-driving users. VMM will no longer constitute a non-GAAP financial measure.

Adjusted EBITDA. We define adjusted EBITDA as our net loss, excluding the impact of stock-based compensation expense; depreciation and amortization expense; interest income and expense; and our provision for (benefit from) income taxes. The most directly comparable GAAP measure is net income (loss). We monitor and have presented in this Annual Report on Form 10-K adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

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

•

adjusted EBITDA does not reflect the cash requirements necessary to service interest on our debt or cash received from interest income on our investments, both of which affect the cash available to us;

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

Reconciliation of Revenue less Advertising Expense to Variable Marketing Margin:

	Year Ended December 31,
	2018	2017
	(in thousands)
Revenue	$163,349	$126,242
Less: total advertising expense	117,274	90,471

Revenue less advertising expense	46,075	35,771
Add: other advertising expense (1)	1,920	1,780

Variable marketing margin	$47,995	$37,551

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

Reconciliation of Net Loss to Adjusted EBITDA:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net loss	$(13,791)	$(5,071)
Stock-based compensation	7,121	1,860
Depreciation and amortization	1,341	1,360
Interest (income) expense, net	(121)	382

Adjusted EBITDA	$(5,450)	$(1,469)

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following tables set forth our results of operations for the periods shown:

	Year Ended December 31,
	2018	2017
	(in thousands)
Statement of Operations Data:
Revenue(1)	$163,349	$126,242

Cost and operating expenses(2):
Cost of revenue	11,678	7,745
Sales and marketing	140,743	109,473
Research and development	14,173	9,194
General and administrative	10,667	4,519

Total cost and operating expenses	177,261	130,931

Loss from operations	(13,912)	(4,689)
Other income (expense):
Interest expense	(199)	(382)
Interest income	320	—

Total other income (expense), net	121	(382)

Net loss	$(13,791)	$(5,071)

Other Financial and Operational Data:
Quote Requests	12,803	12,123
Variable marketing margin(3)	$47,995	$37,551
Adjusted EBITDA(3)	$(5,450)	$(1,469)

(1)	Comprised of revenue from the following distribution channels:

	Year Ended December 31,
	2018	2017
Direct channels	90%	85%
Indirect channels	10	15

	100%	100%

(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Cost of revenue	$42	$27
Sales and marketing	1,955	789
Research and development	2,011	467
General and administrative	3,113	577

	$7,121	$1,860

(3)	See “—Non-GAAP Financial Measures” for information regarding our use of these non-GAAP financial measures and a reconciliation of such measures to comparable GAAP financial measures.

Revenue:

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue	$163,349	$126,242	$37,107	29.4%

Revenue increased by $37.1 million from $126.2 million for the year ended December 31, 2017 to $163.3 million for the year ended December 31, 2018. The increase was due to an increase in revenue of $21.9 million and $15.2 million from our automotive and home and life insurance marketplace verticals, respectively. The increase in revenue from our automotive vertical during the period was primarily due to an increase in revenue per quote request as a result of increased bids for consumer referrals by our insurance providers, partially offset by a lower volume of quote requests and a lower number of referrals per quote request. The increase in revenue from our home and life vertical in the period was primarily driven by an increase in the volume of quote requests resulting from increased advertising to attract consumers and from an increase in revenue per quote request as a result of increased bids for consumer referrals by our insurance providers, partially offset by a lower number of referrals per quote request.

Cost of Revenue

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$11,678	$7,745	$3,933	50.8%
Percentage of revenue	7.1%	6.1%

Cost of revenue increased by $3.9 million from $7.7 million for the year ended December 31, 2017 to $11.7 million for the year ended December 31, 2018. Cost of revenue increased in both dollars and as a percentage of revenue due primarily to increased third-party call center costs of $2.3 million which were primarily related to increased volume of call referrals, and to increased hosting costs of $1.4 million, which were primarily related to expenditures for continued improvements in our marketplace infrastructure.

Sales and Marketing

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing expense	$140,743	$109,473	$31,270	28.6%
Percentage of revenue	86.2%	86.7%

Sales and marketing expenses increased by $31.3 million from $109.5 million for the year ended December 31, 2017 to $140.7 million for the year ended December 31, 2018. The increase in sales and marketing expense was primarily due to an increase in advertising expenditures of $26.8 million and an increase in personnel-related costs of $3.4 million. Personnel-related costs for the years ended December 31, 2018 and 2017 included stock-based compensation expense of $2.0 million and $0.8 million, respectively. Stock-based compensation expense for the year ended December 31, 2018 included $0.4 million related to awards with performance-based vesting conditions for which achievement of the performance condition became probable.

Research and Development

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development expense	$14,173	$9,194	$4,979	54.2%
Percentage of revenue	8.7%	7.3%

Research and development expenses increased by $5.0 million from $9.2 million for the year ended December 31, 2017 to $14.2 million for the year ended December 31, 2018. The increase in research and development expense in both dollars and as a percentage of revenue was primarily due to an increase in personnel-related costs of $4.2 million as a result of our continued hiring of research and development employees to further develop and enhance our marketplace websites and technology. Personnel-related costs for the years ended December 31, 2018 and 2017 included stock-based compensation expense of $2.0 million and $0.5 million, respectively. Office and occupancy costs also increased by $0.3 million as a result of the increase in headcount.

General and Administrative

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative expense	$10,667	$4,519	$6,148	136.0%
Percentage of revenue	6.5%	3.6%

General and administrative expenses increased by $6.1 million from $4.5 million for the year ended December 31, 2017 to $10.7 million for the year ended December 31, 2018. The increase in general and administrative expenses in both dollars and as a percentage of revenue was primarily due to an increase in personnel-related costs of $3.5 million, an increase in professional and consultant fees of $1.3 million and an increase in insurance costs of $0.6 million. Personnel-related costs for the years ended December 31, 2018 and 2017 included stock-based compensation expense of $3.1 million and $0.6 million, respectively. Stock-based compensation expense for the year ended December 31, 2018 included $1.2 million related to awards with performance-based vesting conditions for which achievement of the performance condition became probable. The increases in professional and consultant fees were primarily due to an increase in various advisory fees, including those related to audit and accounting, tax and legal, associated with operating as a public company. Insurance costs increased as a result of increased insurance associated with operating as a public company.

Other Income (Expense)

Interest income was $0.3 million in 2018 as a result of investing proceeds from our initial public offering, or IPO, in July 2018. Interest expense was $0.2 million for the year ended December 31, 2018 as compared to $0.4 million for the year ended December 31, 2017 primarily due to lower average outstanding borrowings in 2018.

Quote requests

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(in thousands except percentages)
Quote requests	12,803	12,123	680	5.6%

Quote requests increased by 0.7 million for 2018 as compared to 2017 due to increased spending on online marketplace advertising.

Variable Marketing Margin

	December 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Variable Marketing Margin	$47,995	$37,551	$10,444	27.8%
Percentage of revenue	29.4%	29.7%

Variable marketing margin increased by $10.4 million from $37.6 million for the year ended December 31, 2017 to $48.0 million for the year ended December 31, 2018. The increase in variable marketing margin was due primarily to increased revenue per quote request as a result of increased demand for consumer referrals by our insurance providers, partially offset by increased cost per quote request.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, cash flows from operations and proceeds from our IPO. As of December 31, 2018, we had cash and cash equivalents of $41.6 million and availability of $11.0 million on a revolving line of credit under our revolving line of credit.

Borrowings under our revolving line of credit are collateralized by substantially all of our assets and property. Additionally, we are subject under our revolving line of credit to affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events of default under our revolving line of credit include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse events with respect to us. In the event of a default, the lender may declare all borrowings immediately due and payable. As of December 31, 2018, we were in compliance with all covenants related to our revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

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

Cash Flows

The following table shows a summary of our cash flows for each of the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(1,897)	$(1,672)
Net cash used in investing activities	(3,668)	(1,185)
Net cash provided by (used in) financing activities	44,836	(7,180)

Net increase (decrease) in cash, cash equivalents and restricted cash	$39,271	$(10,037)

Net cash used in operating activities

During the years ended December 31, 2018 and 2017, operating activities used $1.9 million and $1.7 million of cash, respectively. Cash used by operating activities in 2018 primarily resulted from our net loss of $13.8 million, partially offset by net non-cash charges of $8.8 million and net cash provided by changes in our operating assets and liabilities of $3.1 million. Net cash provided by changes in our operating assets and liabilities in 2018 consisted primarily of an aggregate increase in accounts payable and accrued expenses and other current liabilities of $6.3 million, partially offset by an increase in accounts receivable of $2.8 million. Cash used by operating activities in 2017 primarily resulted from our net loss of $5.1 million and net cash used by changes in our operating assets and liabilities of $0.4 million, partially offset by net non-cash charges of $3.8 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $2.5 million increase in accounts receivable, partially offset by an aggregate $2.0 million increase in accounts payable and accrued expenses and other current liabilities.

Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities were generally due to growth in our business, timing of customer and vendor invoicing and payments.

Net cash used in investing activities

Net cash used in investing activities was $3.7 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively, and consisted of cash used to acquire property and equipment, which included the capitalization of software development costs. During the years ended December 31, 2018 and 2017, we capitalized $2.5 million and $0.7 million, respectively, of software development costs. Acquisitions of property and equipment generally include the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs.

Net cash provided by (used in) financing activities

During the year ended December 31, 2018, net cash provided by financing activities was $44.8 million, consisting primarily of $52.3 million of proceeds from our IPO and proceeds received from the exercise of common stock options of $0.9 million, partially offset by $3.7 million in payments of offering costs, a $2.6 million repayment of our previously outstanding term loan and net repayments of $2.0 million of borrowings from our revolving line of credit. During the year ended December 31, 2017, net cash used in financing activities was $7.2 million, consisting primarily of cash used to repurchase common stock of $9.2 million and principal payments made on our term loan of $1.5 million, partially offset by net borrowings from our revolving line of credit of $2.0 million and proceeds received from the exercise of common stock options of $1.5 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our audited financial statements, appearing in Part II of Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Our revenue is derived from sales of consumer referrals. We recognize revenue in accordance with Accounting Standards Codification Topic 605, Revenue Recognition, or ASC 605. Accordingly, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. We recognize revenue from the sale of consumer referrals upon the delivery of the referral to our insurance provider customer.

We record revenue from sales of consumer referrals net of credits and other applicable allowances in the same period in which the related sales are recorded, based on the underlying contract terms.

Effective January 1, 2019, we will be required to adopt Accounting Standard Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. We have substantially completed our assessments of the new standard. We do not believe that the adoption of ASC 606 will have a material impact on our revenue recognition or our financial statements; however, we will continue to evaluate the impact that this guidance will have on our financial statements and related disclosures.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions and apply the graded-vesting method to all awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable.

We measure the fair value of stock-based awards granted to non-employees on the date at which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such non-employee consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model for options.

Prior to our IPO, the estimated fair value of our common stock was determined by our board of directors as of the date of each award grant, with input from management, considering our most recently available third-party valuations of our common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Subsequent to our IPO, the fair value of our Class A common stock is based on quoted market prices.

We estimate the fair value of stock options using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield. We estimate the fair value of each restricted stock unit, or RSU, using the fair value of common stock.

Capitalization of Website and Software Development Costs

We capitalize certain costs associated with the development of our websites and internal-use software after the preliminary project stage is complete and until the software is ready for its intended use. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance, and administration or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management, with the relevant authority, authorizes and commits to the funding of the software project, it is probable the project will be completed, the software will be used to perform the functions intended and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of our software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred.

Capitalized software development costs are amortized on a straight-line basis over their estimated useful life of three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates anticipated to be in effect when these differences reverse. This method also requires the recognition of future tax benefits to the extent that realization of such benefits is more likely than not. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, we establish a valuation allowance through a charge to income tax expense. We evaluate the potential for recovery of deferred tax assets by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our audited financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company earlier if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Inflation Risk

During the last two years, inflation and changing prices have not had a material effect on our business. We are unable to predict whether inflation or changing prices will materially affect our business in the foreseeable future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EVERQUOTE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of EverQuote, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EverQuote, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

April 1, 2019

We have served as the Company’s auditor since 2014.

EVERQUOTE, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$41,634	$2,363
Accounts receivable	17,460	14,694
Prepaid expenses and other current assets	1,456	593

Total current assets	60,550	17,650
Property and equipment, net	4,481	2,129
Other assets	715	740

Total assets	$65,746	$20,519

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$16,826	$11,894
Accrued expenses and other current liabilities	3,099	1,775
Deferred revenue	1,440	986
Current portion of long-term debt, net of discount	—	361

Total current liabilities	21,365	15,016
Deferred rent, net of current portion	1,197	860
Long-term debt, net of current portion	—	4,250

Total liabilities	22,562	20,126

Commitments and contingencies (Note 10)
Redeemable convertible preferred stock (Series A, B and B-1), $0.001 par value; no shares and 1,867,886 shares authorized at December 31, 2018 and 2017, respectively; no shares and 1,574,508 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	50,937

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized at December 31, 2018 and 2017, respectively; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares and 30,004,760 shares authorized at December 31, 2018 and 2017, respectively; 7,528,741 shares and 24,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	8	—
Class B common stock, $0.001 par value; 30,000,000 shares and 27,566,096 shares authorized at December 31, 2018 and 2017, respectively; 17,696,414 shares and 8,670,992 shares issued and outstanding at December 31, 2018 and 2017, respectively	18	9
Additional paid-in capital	143,050	766
Accumulated deficit	(99,892)	(51,319)

Total stockholders’ equity (deficit)	43,184	(50,544)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$65,746	$20,519

The accompanying notes are an integral part of these financial statements.

EVERQUOTE, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017
Revenue	$163,349	$126,242

Cost and operating expenses:
Cost of revenue	11,678	7,745
Sales and marketing	140,743	109,473
Research and development	14,173	9,194
General and administrative	10,667	4,519

Total cost and operating expenses	177,261	130,931

Loss from operations	(13,912)	(4,689)
Other income (expense):
Interest expense	(199)	(382)
Interest income	320	—

Total other income (expense), net	121	(382)

Net loss and comprehensive loss	(13,791)	(5,071)
Accretion of redeemable convertible preferred stock to redemption value	(37,415)	(14,093)

Net loss attributable to common stockholders	$(51,206)	$(19,164)

Net loss per share attributable to common stockholders, basic and diluted	$(3.03)	$(2.18)

Weighted average common shares outstanding, basic and diluted	16,922,225	8,773,880

The accompanying notes are an integral part of these financial statements.

EVERQUOTE, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’

EQUITY (DEFICIT)

(in thousands, except share amounts)

	Series A, B and B-1 Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2016	1,672,451	$36,942	—	$—	8,848,976	$9	$5,501	—	$—	$(31,168)	$(25,658)
Issuance of common stock upon exercise of stock options	—	—	—	—	403,688	—	1,549	—	—	—	1,549
Stock-based compensation expense	—	—	—	—	—	—	1,860	—	—	—	1,860
Conversion of Series A redeemable convertible preferred stock to common stock	(97,943)	(98)	—	—	783,544	1	97	—	—	—	98
Transfer of Class B common stock to Class A common stock	—	—	24,000	—	(24,000)	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	14,093	—	—	—	—	(7,759)	—	—	(6,334)	(14,093)
Repurchase of common stock	—	—	—	—	(1,341,216)	(1)	1	1,341,216	(9,229)	—	(9,229)
Retirement of treasury stock	—	—	—	—	—	—	(483)	(1,341,216)	9,229	(8,746)	—
Net loss	—	—	—	—	—	—	—	—	—	(5,071)	(5,071)

Balances at December 31, 2017	1,574,508	50,937	24,000	—	8,670,992	9	766	—	—	(51,319)	(50,544)
Accretion of redeemable convertible preferred stock to redemption value	—	37,415	—	—	—	—	(2,633)	—	—	(34,782)	(37,415)
Conversion of preferred stock to common stock upon IPO	(1,574,508)	(88,352)	—	—	12,596,064	13	88,339	—	—	—	88,352
Issuance of common stock upon IPO, net of issuance costs of $3,713	—	—	3,125,000	3	—	—	48,597	—	—	—	48,600
Transfer of Class B common stock to Class A common stock	—	—	4,116,404	4	(4,116,404)	(4)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	55,256	—	545,762	—	861	—	—	—	861
Issuance of common stock upon vesting of restricted stock units	—	—	208,081	1	—	—	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	7,121	—	—	—	7,121
Net loss	—	—	—	—	—	—	—	—	—	(13,791)	(13,791)

Balances at December 31, 2018	—	$—	7,528,741	$8	17,696,414	$18	$143,050	—	$—	$(99,892)	$43,184

The accompanying notes are an integral part of these financial statements.

EVERQUOTE, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,791)	$(5,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,341	1,360
Stock-based compensation expense	7,121	1,860
Noncash interest expense	14	20
Deferred rent	337	528
Changes in operating assets and liabilities:
Accounts receivable	(2,766)	(2,478)
Prepaid expenses and other current assets	(863)	(8)
Other assets	—	(75)
Accounts payable	4,932	1,552
Accrued expenses and other current liabilities	1,324	469
Deferred revenue	454	171

Net cash used in operating activities	(1,897)	(1,672)

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(3,668)	(1,185)

Net cash used in investing activities	(3,668)	(1,185)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	52,313	—
Proceeds from exercise of stock options	861	1,549
Repurchase of common stock	—	(9,229)
Proceeds from borrowings on line of credit	22,729	20,300
Repayments of borrowings on line of credit	(24,729)	(18,300)
Repayments of term loan	(2,625)	(1,500)
Payments of initial public offering costs	(3,713)	—

Net cash provided by (used in) financing activities	44,836	(7,180)

Net increase (decrease) in cash, cash equivalents and restricted cash	39,271	(10,037)
Cash, cash equivalents and restricted cash at beginning of period	2,613	12,650

Cash, cash equivalents and restricted cash at end of period	$41,884	$2,613

Supplemental disclosure of cash flow information
Cash paid for interest	$214	$352
Supplemental disclosure of noncash investing and financing information:
Conversion of convertible preferred stock to common stock	$88,352	$98
Conversion of Series B redeemable convertible preferred stock to Series B-1 redeemable convertible preferred stock	$—	$7,900
Retirement of treasury stock	$—	$9,229
Accretion of redeemable convertible preferred stock to redemption value	$37,415	$14,093

The accompanying notes are an integral part of these financial statements.

EVERQUOTE, INC.

NOTES TO FINANCIAL STATEMENTS

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

On July 2, 2018, the Company completed an initial public offering (“IPO”), in which it issued and sold 3,125,000 shares of Class A common stock at a public offering price of $18.00 per share, resulting in net proceeds to the Company of approximately $48.6 million after deducting underwriting discounts and commissions and other offering costs. Additionally, certain of the Company’s stockholders sold 1,562,500 shares of Class A common stock at the same public offering price of $18.00 per share. The Company did not receive any proceeds from the sale of shares by its stockholders. Upon closing of the IPO, the Company’s outstanding redeemable convertible preferred stock automatically converted into shares of Class B common stock (see Note 6).

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $13.8 million and $5.1 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had an accumulated deficit of $99.9 million. The Company has primarily funded its operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, cash flows from operations and proceeds from the Company’s IPO. As of April 1, 2019, the issuance date of the financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the financial statements, without considering available borrowings under the Company’s revolving line of credit.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the expensing and capitalization of website and software development costs, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimate are recorded in periods in which they become known. Actual results may differ from those estimates or assumptions.

Restricted Cash

As of December 31, 2018 and 2017, restricted cash consisted of $0.3 million deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. Restricted cash accounts are classified within other assets.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the year ended December 31, 2018, two customers represented 19% and 10% of total revenue. For the year ended December 31, 2017, one customer represented 20% of total revenue. As of December 31, 2018, two customers accounted for 12% and 11% of the accounts receivable balance. As of December 31, 2017, three customers accounted for 22%, 12% and 11% of the accounts receivable balance.

Deferred Financing Costs

The Company capitalizes lender, legal and other third-party fees that are directly associated with obtaining access to capital under credit facilities. Deferred financing costs incurred in connection with obtaining access to capital are recorded in prepaid expenses and other current assets and are amortized over the availability period or term of the credit facility. Deferred financing costs related to a recognized debt liability are recorded as a direct reduction of the carrying amount of the debt liability and amortized to interest expense on an effective interest basis over the repayment term.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Computer equipment	3 years
Software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations on the statements of operations and comprehensive loss. Expenditures for repairs and maintenance are charged to expense as incurred.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2018 or 2017.

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

The Company’s cash equivalents of $22.7 million as of December 31, 2018, consisting of money market funds, are carried at fair value based on Level 1 inputs. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

Classification and Accretion of Redeemable Convertible Preferred Stock

The Company classified redeemable convertible preferred stock outside of stockholders’ equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company. Costs incurred in connection with the issuance of each series of redeemable convertible preferred stock were recorded as a reduction of gross proceeds from issuance. The Company recognized changes in the redemption values of its outstanding redeemable convertible preferred stock immediately as they occurred and adjusted the carrying value of the redeemable convertible preferred stock to equal the redemption value at the end of each reporting period as if the end of each reporting period were the redemption date. Adjustments to the carrying values of the redeemable convertible preferred stock at each reporting date resulted in an increase or decrease to net income (loss) attributable to common stockholders.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company operates an online marketplace for consumers shopping for auto, home and life insurance quotes. All of the Company’s tangible assets are held in the United States.

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

Research and Development

Research and development expenses consist primarily of personnel-related expenses (wages, fringe benefit costs and stock-based compensation expense) for product management and software development. Research and development costs are expensed as incurred, except for certain costs which are capitalized in connection with the development of the Company’s website and internal-use software.

Costs incurred in the preliminary and post-implementation stages of development are expensed as incurred. Once an application has reached the development stage, internal costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements of its website and internal-use software when it is probable that the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized software costs are recorded as part of property and equipment and are amortized on a straight-line basis over an estimated useful life of three years.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, increasing downloads of its social safe-driving mobile app, EverDrive, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. During the years ended December 31, 2018 and 2017, advertising expense totaled $117.3 million and $90.5 million, respectively.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. Management reviews accounts receivable on a periodic basis and reserves for receivables in the Company’s allowance for doubtful accounts on a specific identification basis when they are determined to be uncollectible. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance. The Company had no allowance for doubtful accounts as of December 31, 2018 and 2017, as the Company deemed all amounts to be collectible.

Stock-Based Compensation

The Company measures all stock-based awards granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model for options and the fair value of the Company’s common stock for restricted stock units. Compensation expense of those awards is recognized, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions, while the graded vesting method is applied to all grants with both service and performance conditions, commencing when achievement of the performance condition becomes probable. The Company measures the fair value of stock-based awards granted to non-employees on the date at which the related service is complete, generally the vesting date. Compensation expense is recognized over the period during which services are rendered by such non-employee consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of its common stock and updated assumption inputs in the Black-Scholes option-pricing model.

The Company classifies stock-based compensation expense in its statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2018 and 2017, there was no difference between net loss and comprehensive loss.

Net Income (Loss) per Share

Prior to the closing of its IPO, the Company followed the two-class method when computing net income (loss) per share, as the Company had issued shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such participating securities, and as a result, basic and diluted net loss per share were the same.

Subsequent to the closing of its IPO, basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted stock units. For periods in which the Company reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their affect is anti-dilutive.

The Company has two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 7, the rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For public entities, ASU 2016-18 was effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. As early adoption was permitted, the Company adopted this standard retrospectively as of December 31, 2018. Restricted cash is now included as a component of cash, cash equivalents and restricted cash on the Company’s statement of cash flows. Upon the adoption of ASU 2016-18, the amount of cash and cash equivalents previously presented on the statements of cash flows for the year ended December 31, 2017 increased by $0.3 million as of beginning and end of the year to reflect the inclusion of restricted cash in the amount reported for changes in cash, cash equivalents and restricted cash.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and has since issued several additional amendments thereto, collectively referred to herein as ASC 606. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standards require entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. Under ASC 606, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for the good or service. In addition, ASC 606 provides guidance on accounting for certain revenue-related costs including costs associated with obtaining and fulfilling a contract. ASC 606 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity at the date of adoption. For public entities, the guidance was effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the guidance is effective for annual periods beginning after December 15, 2018. The Company will adopt ASC 606 on January 1, 2019, in accordance with the non-public company requirements using the modified retrospective transition method. The Company has substantially completed its assessments of the new standard. The Company does not believe that the adoption of ASC 606 will have a material impact on its revenue recognition or its financial statements; however, the Company will continue to evaluate the impact that this guidance will have on its financial statements and related disclosures.

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

ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. The Company is planning to adopt ASU 2016-02 on January 1, 2020, in accordance with the non-public company requirements. The company is currently evaluating the method of adoption and the impact that the adoption of ASU 2016-02 will have on its financial statements. The Company expects that the adoption will result in the recognition of material right-of-use assets and lease liabilities on its balance sheet.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASU 2014-09. The Company is currently planning to adopt ASU 2018-07 on January 1, 2019 concurrent with the adoption of ASC 606. The Company does not believe that the adoption of ASU 2018-07 will have a material impact on its financial statements as of the date of adoption.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Computer equipment	$2,459	$1,917
Software	6,419	4,238
Furniture and fixtures	1,053	791
Leasehold improvements	818	466

	10,749	7,412
Less: Accumulated depreciation and amortization	(6,268)	(5,283)

	$4,481	$2,129

Depreciation and amortization expense was $1.3 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively. The Company capitalized costs associated with the development of internal use software of $2.5 million and $0.7 million included in the Software line item above and recorded related amortization expense of $0.6 million and $0.5 million (included in depreciation and amortization expense) during the years ended December 31, 2018 and 2017, respectively. The remaining net book value of capitalized software costs was $2.9 million and $1.0 million as of December 31, 2018 and 2017, respectively.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued employee compensation and benefits	$1,369	$433
Accrued advertising expenses	919	721
Other current liabilities	811	621

	$3,099	$1,775

5. Loan and Security Agreement

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

In March 2018, the Company executed the 2018 Loan and Security Modification Agreement (the “2018 Loan Modification”) to modify the amended Loan and Security Agreement to increase the revolving line of credit from $6.0 million to $11.0 million, extend the maturity date of the revolving line of credit to March 2020 and eliminate the term loan. Pursuant to the 2018 Loan Modification, borrowings under the revolving line of credit cannot exceed 80% of eligible accounts receivable balances and bear interest at one-half percent (0.5%) above the greater of 4.25% or the prime rate. Borrowings are collateralized by substantially all of the Company’s assets and property. The terms of the 2018 Loan Modification required that the existing outstanding term loan outstanding under the amended Loan and Security Agreement be repaid. Accordingly, on March 27, 2018, the Company used $2.3 million of proceeds from the revolving line of credit to repay all amounts then due on the term loan.

Under the 2018 Loan Modification, the Company is subject to specified affirmative and negative covenants until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions. In addition, pursuant to the 2018 Loan Modification, the Company is required to maintain a financial performance covenant: a minimum asset coverage ratio of 1.5 to 1, calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events which would meet the criteria of a default under the 2018 Loan Modification include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. As of December 31, 2018, the Company was in compliance with all covenants related to the revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

As of December 31, 2018, the Company had no amounts outstanding on the revolving line of credit and, $11.0 million was available for borrowing.

6. Redeemable Convertible Preferred Stock

The Company had issued Series A redeemable convertible preferred stock (the “Series A Preferred Stock”), Series B redeemable convertible preferred stock (the “Series B Preferred Stock”) and Series B-1 redeemable convertible preferred stock (the “Series B-1 Preferred Stock”). The Series A Preferred Stock, the Series B Preferred Stock and the Series B-1 Preferred Stock are collectively referred to as the “Preferred Stock.”

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

During the years ended December 31, 2018 and 2017, the Company recorded adjustments of $37.4 million and $14.1 million, respectively, to the carrying value of Series B and B-1 Preferred Stock, with corresponding offsets to additional paid-in capital and accumulated deficit representing the change in the redemption value from December 31, 2017 and 2016, respectively.

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

7. Equity

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

On July 2, 2018, the Company completed its IPO, in which it issued and sold 3,125,000 shares of Class A common stock at a public offering price of $18.00 per share, resulting in net proceeds to the Company of approximately $48.6 million after deducting underwriting discounts and commissions and other offering costs. Upon closing of the IPO, the Company’s authorized shares of common stock were increased to 220,000,000 shares of Class A common stock and 30,000,000 shares of Class B common stock. The Company also authorized 10,000,000 shares of undesignated preferred stock.

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

During the years ended December 31, 2018 and 2017, 4,116,404 shares and 24,000 shares, respectively, of Class B common stock were automatically converted to 4,116,404 shares and 24,000 shares, respectively of Class A common stock pursuant to transfers as described above. No additional consideration was paid or received by the Company in connection with these exchanges.

During the year ended December 31, 2017, the Company repurchased 1,341,216 shares of its common stock at a price of $6.89 per share for a total cost of $9.2 million. The repurchases were pursuant to a tender offer made by the Company to its stockholders, including employee stockholders. The price paid by the Company at the settlement date of each tender was the estimated fair value of the Company’s common stock at such settlement date. The Company immediately retired all outstanding treasury shares after the repurchase of common stock.

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

8. Stock-Based Compensation

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

Shares of common stock issued upon exercise of stock options granted prior to September 8, 2017 will be issued as either Class A common stock or Class B common stock. Shares of common stock issued upon exercise of stock options granted after September 8, 2017 will be issued as Class A common stock.

2018 Equity Incentive Plan

On June 14, 2018, the Company’s board of directors adopted and its stockholders approved the 2018 Plan, which became effective on June 27, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2018, 583,082 shares remain available for future grants under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,261,257 shares effective as of January 1, 2019 in accordance with the provisions of the 2018 Plan described above.

Options and restricted stock units granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire no longer than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares as determined by the board of directors as of the date of grant. Prior to the Company’s IPO, the Company’s board of directors valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. Subsequent to the IPO, the fair value of the Company’s Class A common stock is based on quoted market prices.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company, historically, has been a private company and lacks company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of its publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for employees and directors for the years ended December 31, 2018 and 2017 is as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.79%	2.03%
Expected volatility	49.66%	47.00%
Expected dividend yield	0%	0%
Expected term (in years)	5.73	6.08

Stock Option Activity

The following table summarizes the Company’s option activity since December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2017	3,535,560	$4.74	7.30	$8,895
Granted	1,342,840	10.40
Exercised	(601,018)	1.43
Forfeited	(507,296)	7.51

Outstanding as of December 31, 2018	3,770,086	$6.91	7.44	$1,956

Vested and expected to vest as of December 31, 2018	3,436,473	$6.70	7.34	$1,938

Options exercisable as of December 31, 2018	1,910,882	$4.90	6.36	$1,938

As of December 31, 2018, outstanding options of 1,383,428 were for the purchase of Class A common stock and outstanding options of 2,386,658 were for the purchase of either Class A common stock or Class B common stock.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was $1.7 million and $1.4 million, respectively. The weighted average grant-date fair value of awards granted to employees and directors during the years ended December 31, 2018 and 2017 was $5.09 per share and $3.28 per share, respectively.

Restricted Stock Units

The following table summarizes the Company’s RSU activity since December 31, 2017:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance December 31, 2017	242,496	$6.90
Granted	2,378,578	16.76
Vested	(208,081)	14.40
Forfeited	(3,100)	14.75

Unvested balance December 31, 2018	2,409,893	$15.98

The unvested balance includes 129,750 RSUs with a grant-date fair value of $2.3 million that contain service-based and performance-based vesting conditions for which performance has been deemed not probable and therefore the Company has not yet recorded expense. The RSUs vest in three equal annual installments upon the achievement of certain Company-specific goals in each of the next three years.

Stock-Based Compensation

Stock-based compensation expense for the year ended December 31, 2018 includes $1.7 million of stock-based compensation expense related to performance-based RSU grants for which achievement of the performance condition was deemed to be probable during the year ended December 31, 2018. The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2018	2017
Cost of revenue	$42	$27
Sales and marketing	1,955	789
Research and development	2,011	467
General and administrative	3,113	577

	$7,121	$1,860

As of December 31, 2018, net unrecognized compensation expense related to unvested options was $7.7 million, which is expected to be recognized over a weighted average period of 3.2 years. As of December 31, 2018, net unrecognized compensation expense related to unvested RSUs was $32.5 million, which is expected to be recognized over a weighted average period of 5.5 years.

9. Income Taxes

2017 U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018, as well as a limitation of the deduction for net operating losses to 80% of annual taxable income and the elimination of net operating loss carrybacks, in each case, for the Company’s losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The federal tax rate change resulted in a reduction of the Company’s deferred tax assets and liabilities, and a corresponding reduction to its valuation allowance. As a result, no income tax expense or benefit was recognized as of the enactment date of the TCJA. The other provisions of the TCJA did not have a material impact on the financial statements.

Income Taxes

The Company had no income tax expense for the years ended December 31, 2018 or 2017. The Company has no foreign operations and therefore, has not provided for any foreign taxes. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017
Federal statutory income tax rate	21.0%	34.0%
State taxes, net of federal benefit	6.1	3.0
Federal and state research and development tax credits	9.6	13.7
Nondeductible items	(0.8)	(1.7)
2017 TCJA	—	(26.9)
Stock-based compensation	4.4	(2.6)
Other	0.2	0.3
Change in valuation allowance	(40.5)	(19.8)

Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$5,691	$2,363
Research and development tax credit carryforwards	3,772	2,501
Accrued expenses and other current liabilities	501	392
Intangible assets	38	42
Property and equipment	150	111
Stock-based compensation	1,479	265
Other	382	259

Total deferred tax assets	12,013	5,933
Valuation allowance	(11,257)	(5,677)

Net deferred tax assets	756	256

Deferred tax liabilities:
Capitalized software development costs	(756)	(256)

Deferred tax liabilities	(756)	(256)

Net deferred tax assets and liabilities	$—	$—

As of December 31, 2018, the Company had federal net operating loss carryforwards of $21.6 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $12.6 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2018, the Company had state net operating loss carryforwards of $18.2 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2018, the Company also had federal and state research and development tax credit carryforwards of $2.7 million and $1.4 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income and tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards may be subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised primarily of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2018 and 2017. The Company reevaluates the positive and negative evidence at each reporting period.

The change in the valuation allowance for deferred tax assets during the year ended December 31, 2018 related primarily to an increase in net operating loss carryforwards, research and development tax credit carryforwards and stock-based compensation expense. The change in the valuation allowance during the year ended December 31, 2017 related primarily to an increase in net operating loss carryforwards and research and development tax credit carryforwards, which was partially offset by a decrease in deferred tax assets resulting from the change in our federal tax rate from 34% to 21%, effective January 1, 2018. The changes in the valuation allowance for 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Valuation allowance as of beginning of year	$5,677	$3,795
Increases recorded to accumulated deficit (adoption of ASU 2016-09)	—	876
Decreases recorded as a benefit to income tax provision	—	(1,368)
Increases recorded to tax provision	5,580	2,374

Valuation allowance as of end of year	$11,257	$5,677

The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. No reserve for uncertain tax positions or related interest and penalties has been recorded at December 31, 2018 and 2017.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2015 to the present, however, carryforward attributes that were generated prior to January 1, 2015 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

10. Commitments and Contingencies

Operating Leases

The Company leases office space in Cambridge, Massachusetts under a non-cancelable operating lease that expires in September 2024. In September 2018, the Company amended its existing lease agreement to lease additional space, which commenced in March 2019 and expires in September 2024. The Company also leases office space in Woburn, Massachusetts under a non-cancelable operating lease that expires in January 2022.

Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of December 31, 2018 and 2017, the Company had a deferred rent liability of $1.2 million and $0.9 million, respectively. In April 2017, the Company entered into a sublease agreement with a subtenant for 7,735 square feet of general office space. The sublease terminated in June 2018. The Company recognized $0.3 million under the sublease as a reduction in rent expense in the statements of operations and comprehensive loss for each of the years ended December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, the Company recorded rent expense of $2.1 million and $1.7 million, respectively.

As of December 31, 2018 and 2017, the Company maintained security deposits of $0.4 million with the landlords of its leases, which amounts are included in other assets on the Company’s balance sheet.

Future minimum lease payments under the operating leases as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,
2019	$2,243
2020	2,573
2021	2,659
2022	2,502
2023	2,534
Thereafter	1,922

$14,433

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

Through December 31, 2018 and 2017, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2018 and 2017, respectively.

Legal Proceedings

On February 15, 2019, Sean F. Townsend, a purported holder of the Company’s common stock, filed a civil action in the Supreme Court for the State of New York against the Company, the Company’s chief executive officer, chief financial officer, general counsel, the Company’s directors, and the Company’s underwriters for its IPO, captioned Townsend v. EverQuote, Inc. et al., Index No. 650997-2019. On February 26, 2019, Mark Townsend, a second purported holder of the Company’s common stock, filed an identical civil action in the Supreme Court for the State of New York against the same defendants, captioned Townsend v. EverQuote, Inc. et al., Index No. 651177-2019. The plaintiffs allege claims for violations of Sections 11, 12(a), and 15 of the Securities Act of 1933, on behalf of a purported class of all persons or entities who purchased or otherwise acquired the Company’s common stock pursuant or traceable to the Registration Statement issued in connection with its IPO. Those claims generally challenge as false or misleading certain of the Company’s disclosures about its quote request volume. The plaintiffs seek, on behalf of themselves and the purported class, damages, costs and expenses of litigation, and rescission, disgorgement, or other equitable relief. The Company and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted.

The Company, from time to time, is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to any such actions should not have a material adverse effect on the Company’s results of operations of financial position. As of December 31, 2018 and 2017, the Company does not have any contingency reserves established for any litigation liabilities.

11. Net Loss per Share

The Company has two classes of common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent. Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017
Numerator:
Net loss	$(13,791)	$(5,071)
Accretion of redeemable convertible preferred stock to redemption value	(37,415)	(14,093)

Net loss attributable to common stockholders	$(51,206)	$(19,164)

Denominator:
Weighted average common shares outstanding, basic and diluted	16,922,225	8,773,880

Net loss per share attributable to common stockholders, basic and diluted	$(3.03)	$(2.18)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2018	2017
Redeemable convertible preferred stock (as converted to common stock)	—	12,596,064
Options to purchase common stock	3,770,086	3,535,560
Unvested restricted stock units	2,409,893	242,496

	6,179,979	16,374,120

12. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.4 million and $0.2 million during the years ended December 31, 2018 and 2017, respectively.

13. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals and to a lesser extent a small amount of office space. During the years ended December 31, 2018 and 2017, the Company recorded expense of $8.2 million and $9.1 million, respectively, related to these arrangements. During the years ended December 31, 2018 and 2017, the Company paid $8.7 million and $8.6 million, respectively, related to these arrangements. As of December 31, 2018 and 2017, amounts due to related-party affiliates totaled $1.0 million and $1.6 million, respectively, which were included in accounts payable on the balance sheets.

14.	Selected Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information. (in thousands except per share data):

	Three Months Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Statements of Operations Data:
Revenue	$39,779	$41,748	$41,092	$40,730	$32,377	$32,096	$30,017	$31,752
Cost of revenue	3,075	3,115	2,873	2,615	2,236	1,889	1,884	1,736
Loss from operations(1)	(7,114)	(3,936)	(1,627)	(1,235)	(539)	(1,019)	(1,580)	(1,551)
Net loss(1)	(6,925)	(3,808)	(1,730)	(1,328)	(653)	(1,135)	(1,665)	(1,618)
Net loss attributable to common stockholders(1)	(6,925)	(3,808)	(28,132)	(12,341)	(2,498)	(604)	(2,660)	(13,402)
Basic and diluted net loss attributable to common stockholders per share(1):	$(0.28)	$(0.15)	$(3.10)	$(1.42)	$(0.29)	$(0.07)	$(0.31)	$(1.45)

(1)

The Company’s statements of operations were impacted in the third and fourth quarter of 2018 by the recognition of $0.6 million and $1.1 million of stock-based compensation expense, respectively, related to performance-based RSU grants for which achievement of the performance condition became probable. The amount recorded in the fourth quarter of 2018 included an out-of-period adjustment of $0.8 million to correct an error in the expense recognition for the performance-based RSU grants from the third quarter of 2018. The Company does not consider the out-of-period adjustment to be material to the current or the previously issued financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available at the Investors section of our website, located at investors.everquote.com, under “Corporate Governance—Governance Documents.” We intend to make all required disclosures regarding any amendments to, or waivers from, any provisions of the code at the same location of our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

For a list of the financial statements included herein, see Index to Financial Statements on page 70 of this Annual Report on Form 10-K, incorporated into this Item by reference.

2.	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.

3.	Exhibits

See the Exhibit Index in Item 15(b) below.

(b)	Exhibit Index.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 2, 2018)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 2, 2018)
4.1	Specimen stock certificate evidencing shares of Class A common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)

9.1	Voting Agreement, dated February 8, 2018, by and among certain stockholders of the Registrant (incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.1	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2016, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.2#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.3#	Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.4#	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.5#	Form of Non-Qualified Stock Option Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.6#	Form of Restricted Stock Unit Issuance Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

Exhibit Number	Description
10.7#	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 27, 2018)
10.8#	Form of Stock Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)
10.9#	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)
10.10	Lease, dated as of July 24, 2013, as amended by the First, Second, Third, Fourth, Fifth and Sixth Amendments thereto, by and between BMR-Broadway LLC and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.11	Loan and Security Agreement, dated as of August 11, 2014, as amended, by and between Western Alliance Bank and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.12#	Offer Letter, dated as of August 27, 2010, by and between the Registrant and Seth Birnbaum (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.13#	Offer Letter, dated as of July 31, 2017, by and between the Registrant and Jayme Mendal (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.14#	Employment Agreement, dated February 3, 2014, by and between the Registrant and David Mason (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.15	Seventh Amendment to Lease, dated as of September 26, 2018, by and between the Registrant and BMR-Broadway LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on October 1, 2018)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#	Indicates management contract or compensation plan.

†

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of EverQuote, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERQUOTE, INC.

By:	/s/ Seth Birnbaum
Seth Birnbaum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seth Birnbaum Seth Birnbaum	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2019

/s/ John Wagner John Wagner	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 1, 2019

/s/ David Blundin David Blundin	Chairman of the Board of Directors	April 1, 2019

/s/ Sanju Bansal Sanju Bansal	Director	April 1, 2019

/s/ John Lunny John Lunny	Director	April 1, 2019

/s/ George Neble George Neble	Director	April 1, 2019

/s/ John Shields John Shields	Director	April 1, 2019

/s/ Mira Wilczek Mira Wilczek	Director	April 1, 2019