Form 10-Q
period 2019-03-31
EverQuote, Inc.
filed 2019-05-10
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 Par Value Per Share	EVER	The Nasdaq Stock Market LLC

As of April 30, 2019, the registrant had 10,216,045 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 15,280,343 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, variable marketing margin, operating expenses, cash flows and ability to achieve, and maintain, future profitability;

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018

Assets

Current assets:

Cash and cash equivalents	$37,719	$41,634

Accounts receivable	25,856	17,460

Prepaid expenses and other current assets	1,298	1,456

Total current assets	64,873	60,550

Property and equipment, net	4,673	4,481

Other assets	709	715

Total assets	$70,255	$65,746

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$21,457	$16,826

Accrued expenses and other current liabilities	4,139	3,099

Deferred revenue	1,670	1,440

Total current liabilities	27,266	21,365

Deferred rent, net of current portion	1,203	1,197

Total liabilities	28,469	22,562

Commitments and contingencies (Note 7)

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Class A common stock, $0.001 par value; 220,000,000 shares authorized; 8,775,000 shares and 7,528,741 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	9	8

Class B common stock, $0.001 par value; 30,000,000 shares authorized; 16,664,183 shares and 17,696,414 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	17	18

Additional paid-in capital	146,034	143,050

Accumulated deficit	(104,274)	(99,892)

Total stockholders’ equity	41,786	43,184

Total liabilities and stockholders’ equity	$70,255	$65,746

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$52,233	$40,730

Cost and operating expenses:
Cost of revenue	3,666	2,615
Sales and marketing	44,622	35,023
Research and development	4,685	2,614
General and administrative	3,826	1,713

Total cost and operating expenses	56,799	41,965

Loss from operations	(4,566)	(1,235)
Other income (expense):
Interest expense	—	(93)
Interest income	184	—

Total other income (expense), net	184	(93)

Net loss and comprehensive loss	(4,382)	(1,328)
Accretion of redeemable convertible preferred stock to redemption value	—	(11,013)

Net loss attributable to common stockholders	$(4,382)	$(12,341)

Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(1.42)

Weighted average common shares outstanding, basic and diluted	25,293,625	8,707,208

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’

EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Series A, B and B-1

	Redeemable

	Convertible		Class A		Class B		Additional		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2018	—	$—	7,528,741	$8	17,696,414	$18	$143,050	$(99,892)	$43,184

Issuance of common stock upon exercise of stock options	—	—	114,831	—	—	—	234	—	234

Vesting of restricted stock units	—	—	99,197	—	—	—	—	—	—

Stock-based compensation expense	—	—	—	—	—	—	2,750	—	2,750

Transfer of Class B common stock to Class A common stock	—	—	1,032,231	1	(1,032,231)	(1)	—	—	—

Net loss	—	—	—	—	—	—	—	(4,382)	(4,382)

Balances at March 31, 2019	—	$—	8,775,000	$9	16,664,183	$17	$146,034	$(104,274)	$41,786

	Series A, B and B-1

	Redeemable

	Convertible		Class A		Class B		Additional		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2017	1,574,508	$50,937	24,000	$—	8,670,992	$9	$766	$(51,319)	$(50,544)

Issuance of common stock upon exercise of stock options	—	—	—	—	386,912	—	568	—	568

Stock-based compensation expense	—	—	—	—	—	—	567	—	567

Transfer of Class B common stock to Class A common stock	—	—	140,400	—	(140,400)	—	—	—	—

Accretion of redeemable convertible preferred stock to redemption value	—	11,013	—	—	—	—	(1,901)	(9,112)	(11,013)

Net loss	—	—	—	—	—	—	—	(1,328)	(1,328)

Balances at March 31, 2018	1,574,508	$61,950	164,400	$—	8,917,504	$9	$—	$(61,759)	$(61,750)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,382)	$(1,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	481	294
Stock-based compensation expense	2,750	567
Noncash interest expense	—	14
Deferred rent	6	148
Changes in operating assets and liabilities:
Accounts receivable	(8,396)	(5,483)
Prepaid expenses and other current assets	158	(285)
Accounts payable	4,631	2,611
Accrued expenses and other current liabilities	1,040	2,475
Deferred revenue	230	144

Net cash used in operating activities	(3,482)	(843)

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(667)	(654)

Net cash used in investing activities	(667)	(654)

Cash flows from financing activities:
Proceeds from exercise of stock options	234	568
Proceeds from borrowings on line of credit	—	12,729
Repayments of borrowings on line of credit	—	(8,955)
Repayments of term loan	—	(2,625)
Payments of initial public offering costs	—	(4)

Net cash provided by financing activities	234	1,713

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,915)	216
Cash, cash equivalents and restricted cash at beginning of period	41,884	2,613

Cash, cash equivalents and restricted cash at end of period	$37,969	$2,829

Supplemental disclosure of noncash investing and financing information:
Deferred initial public offering costs included in accounts payable or accrued expenses	$—	$1,328
Accretion of redeemable convertible preferred stock to redemption value	$—	$11,013

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

The accompanying condensed financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $4.4 million for the three months ended March 31, 2019 and $13.8 million for the year ended December 31, 2018. As of March 31, 2019, the Company had an accumulated deficit of $104.3 million. The Company has primarily funded its operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, cash flows from operations and proceeds from the Company’s IPO. As of May 10, 2019, the issuance date of the interim financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the interim financial statements, without considering available borrowings under the Company’s revolving line of credit.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The balance sheet at December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2019 and results of operations for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018 have been made. The Company’s results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the three months ended March 31, 2019, two customers represented 19% and 11% of total revenue. For the three months ended March 31, 2018, three customers represented 16%, 11% and 10% of total revenue. As of March 31, 2019, two customers accounted for 17% and 15% of the accounts receivable balance. As of December 31, 2018, two customers accounted for 12% and 11% of the accounts receivable balance.

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

The Company’s cash equivalents of $22.8 million and $22.7 million as of March 31, 2019 and December 31, 2018, respectively, consisting of money market funds, are carried at fair value based on Level 1 inputs. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

Revenue Recognition

The Company derives its revenue by selling consumer referrals to its insurance provider customers, including insurance carriers and agents. On January 1, 2019, the Company adopted the new revenue standard ASC 606, discussed below under the heading “Recently Adopted Accounting Pronouncements”, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new revenue standard provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of the new revenue standard, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

The Company only applies the five-step model to contracts when collectability of the consideration to which the Company is entitled in exchange for the goods or services it transfers to the customer is determined to be probable. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. The Company recognizes revenue when it satisfies its performance obligations by delivering the referrals to its customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those referrals.

The Company presents disaggregated revenue from contracts with customers by distribution channel as the distribution channel impacts the nature and amount of the Company’s revenue.

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2019	2018
Direct channels	93%	86%
Indirect channels	7%	14%

	100%	100%

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At March 31, 2019, the Company had not capitalized any costs to obtain any of its contracts.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.7 million and $1.4 million as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the Company recognized revenue of $1.0 million that was included in the contract liability balance (deferred revenue) at December 31, 2018. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, increasing downloads of its social safe-driving mobile app, EverDrive, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. During the three months ended March 31, 2019 and 2018, advertising expense totaled $38.4 million and $29.6 million, respectively.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. Management reviews accounts receivable on a periodic basis and reserves for receivables in the Company’s allowance for doubtful accounts on a specific identification basis when they are determined to be uncollectible. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance. The Company had no allowance for doubtful accounts as of March 31, 2019 and December 31, 2018, as the Company deemed all amounts to be collectible.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and has since issued several additional amendments thereto, collectively referred to herein as ASC 606. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The new standards require entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. Under ASC 606, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for the good or service. In addition, ASC 606 provides guidance on accounting for certain revenue related costs including costs associated with obtaining and fulfilling a contract. ASC 606 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity at the date of adoption. For public entities, the guidance was effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the guidance was effective for annual periods beginning after December 15, 2018. The Company adopted ASC 606 as of January 1, 2019 using the modified retrospective transition approach. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230) (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, the standard was effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the standard was effective for annual periods beginning after December 15, 2018. Early adoption was permitted for all entities. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company adopted ASU 2016-15 on January 1, 2019, in accordance with the non-public company requirements. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 was required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities but no earlier than the Company’s adoption of ASU 2014-09. The Company early-adopted ASU 2018-07 on January 1, 2019 and the adoption did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the guidance is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. The Company is planning to adopt ASU 2016-02 on January 1, 2020, in accordance with the non-public company requirements. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2016-02 will have on its financial statements. The Company expects that the adoption will result in the recognition of material right-of-use assets and lease liabilities on its balance sheet.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018

Accrued employee compensation and benefits	$1,613	$1,369

Accrued advertising expenses	955	919

Other current liabilities	1,571	811

	$4,139	$3,099

4. Loan and Security Agreement

In March 2018, the Company executed the 2018 Loan and Security Modification Agreement (the “2018 Loan Modification”) which modified the Company’s existing Loan and Security Agreement to provide for a revolving line of credit of $11.0 million which matures in March 2020. Pursuant to the 2018 Loan Modification, borrowings under the revolving line of credit cannot exceed 80% of eligible accounts receivable balances and bear interest at one-half percent (0.5%) above the greater of 4.25% or the prime rate. Borrowings are collateralized by substantially all of the Company’s assets and property. The terms of the 2018 Loan Modification required that the existing outstanding term loan under the previously outstanding amended Loan and Security Agreement be repaid. Accordingly, on March 27, 2018, the Company used $2.3 million of proceeds from the revolving line of credit to repay all amounts then due on the term loan.

Under the 2018 Loan Modification, the Company is subject to specified affirmative and negative covenants until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions. In addition, pursuant to the 2018 Loan Modification, the Company is required to maintain a financial performance covenant: a minimum asset coverage ratio of 1.5 to 1, calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events which would meet the criteria of a default under the 2018 Loan Modification include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. As of March 31, 2019 and December 31, 2018, the Company was in compliance with all covenants related to the revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

As of March 31, 2019 and December 31, 2018, the Company had no amounts outstanding on the revolving line of credit and $11.0 million was available for borrowing.

5. Equity

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

6. Stock-Based Compensation

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

2018 Equity Incentive Plan

The Company’s 2018 Plan became effective on June 27, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares of Class A common stock (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,261,257 shares effective as of January 1, 2019 in accordance with the provisions of the 2018 Plan described above. As of March 31, 2019, 1,449,595 shares remain available for future grants under the 2018 Plan.

Options and restricted stock units (“RSUs”) granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire no longer than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares as determined by the board of directors as of the date of grant. Prior to the Company’s IPO, the Company’s board of directors valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. Subsequent to the IPO, the fair value of the Company’s Class A common stock is based on quoted market prices.

Award Issuances

During the three months ended March 31, 2019, the Company granted 538,716 service-based RSUs with a weighted average grant date fair value of $5.61 per share to employees.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2019	2018

Cost of revenue	$—	$7

Sales and marketing	794	270

Research and development	874	124

General and administrative	1,082	166

	$2,750	$567

As of March 31, 2019, unrecognized compensation expense related to unvested options and RSUs was $36.6 million, which is expected to be recognized over a weighted average period of 5.1 years. The Company also had 129,750 unvested RSUs with an aggregate grant-date fair value of $2.3 million that contain service-based and performance-based vesting conditions for which performance has not been deemed probable and therefore the Company has not yet recorded expense. The RSUs vest in three equal annual installments upon the achievement of certain Company-specific goals in each of the next three years.

7. Commitments and Contingencies

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

Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of March 31, 2019 and December 31, 2018, the Company had a deferred rent liability of $1.2 million.

During each of the three months ended March 31, 2019 and 2018, the Company recorded rent expense of $0.5 million.

As of March 31, 2019 and December 31, 2018, the Company maintained security deposits of $0.4 million with the landlords of its leases, which amounts are included in other assets on the Company’s balance sheet.

Future minimum lease payments under the operating leases as of March 31, 2019 are as follows (in thousands):

Year Ending December 31,

2019 (Remaining nine months)	$1,782

2020	2,573

2021	2,659

2022	2,502

2023	2,534

Thereafter	1,922

$13,972

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

Through March 31, 2019 and December 31, 2018, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2019 and December 31, 2018.

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

On March 25, 2019, the parties jointly filed a stipulation that, if allowed, would result in the consolidation of the two lawsuits and provide a schedule that would govern the filing of a consolidated amended complaint and briefing on any dispositive motion filed by the defendants. Also on March 25, 2019, plaintiffs filed requests that the cases be assigned to the Commercial Division of the Supreme Court of New York. The cases were both assigned to the Commercial Division, and the court scheduled a preliminary conference for May 22, 2019.

The Company and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted.

The Company, from time to time, is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to any such actions should not have a material adverse effect on the Company’s results of operations of financial position. As of March 31, 2019 and December 31, 2018, the Company does not have any contingency reserves established for any litigation liabilities.

8. Net Loss per Share

The Company has two classes of common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. As a result, basic and diluted net loss per share of Class A common stock and Class B common stock are equivalent. Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018

Numerator:

Net loss	$(4,382)	$(1,328)

Accretion of redeemable convertible preferred stock to redemption value	—	(11,013)

Net loss attributable to common stockholders	$(4,382)	$(12,341)

Denominator:

Weighted average common shares outstanding, basic and diluted	25,293,625	8,707,208

Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(1.42)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2019 and 2018 because including them would have had an anti-dilutive effect:

	March 31,
	2019	2018

Redeemable convertible preferred stock (as converted to common stock)	—	12,596,064

Options to purchase common stock	3,534,784	3,356,048

Unvested restricted stock units	2,825,909	242,496

	6,360,693	16,194,608

9. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.1 million during each of the three months ended March 31, 2019 and 2018.

10. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals and to a lesser extent a small amount of office space. During the three months ended March 31, 2019 and 2018, the Company recorded expense of $1.5 million and $2.3 million, respectively, related to these arrangements. During the three months ended March 31, 2019 and 2018, the Company paid $1.4 million and $2.7 million, respectively, related to these arrangements. As of March 31, 2019 and December 31, 2018, amounts due to related-party affiliates totaled $1.1 million and $1.0 million, respectively, which were included in accounts payable on the balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.”

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

In the three months ended March 31, 2019 and 2018, our total revenue was $52.2 million and $40.7 million, respectively, representing year-over-year growth of 28%. We had net losses of $4.4 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively, and had $(1.3) million and $(0.4) million in adjusted EBITDA for the three months ended March 31, 2019 and 2018, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

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

Shift from indirect to direct distribution channels

We have shifted the majority of our revenue from our indirect channel, consisting of aggregators and media networks, to our direct channel, consisting of carriers and agents. This shift has been an important part of our maturity and evolution. The benefits of direct distribution include improved consumer experience, higher pricing per referral, improved pricing stability, greater revenue predictability, richer data feedback, better performance and stronger relationships with providers and consumers. In 2018, direct distribution accounted for 90% of total revenue. In the three months ended March 31, 2019, direct distribution accounted for 93% of total revenue.

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

Revenue per quote request

We seek to increase our revenue per quote request by attaining higher insurance provider bids and by increasing the number of referrals per quote request. Insurance provider bids are influenced by competition in our marketplace auctions, the performance of our consumer referrals for insurance providers relative to other consumer acquisition channels, as well as by market conditions, insurance provider budgets and their new customer acquisition targets. Increases in revenue per quote request allow us to increase advertising and consumer traffic to our marketplace while maintaining or increasing profitability. We believe revenue per quote request will increase in the long term, but remain flat or decrease in the near term.

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

Quote Requests

Quote requests are consumer-submitted website forms that contain the data required to provide an insurance quote, quote requests we receive through offline channels such as telephone calls, quote requests via our EverDrive app, and quote requests submitted directly to third-party partners. As we attract more consumers to our platform and they complete quote requests, we are able to refer them to our insurance provider customers, selling more referrals while also collecting data, which we use to improve user experience, conversion rates and consumer satisfaction.

Variable Marketing Margin

Beginning in the first quarter of 2019, we revised our definition of variable marketing margin, or VMM, as revenue, as reported in our statements of operations and comprehensive loss, less advertising costs (a component of sales and marketing expense, as reported in our statements of operations and comprehensive loss). We use VMM to measure the efficiency of individual advertising and consumer acquisition sources and to make trade-off decisions to manage our return on advertising. We do not use VMM as a measure of profitability.

Our VMM was $13.9 million and $11.1 million for the three months ended March 31, 2019 and 2018, respectively. Under our previous definition of VMM, our VMM for the three months ended March 31, 2018 was $11.7 million as advertising costs used in our previously defined VMM calculation excluded advertising costs related to our EverDrive app and advertising costs not related to obtaining quote requests. Under our previous definition of VMM, VMM was a non-GAAP financial measure that we reconciled to revenue less advertising costs. As our new definition of VMM is revenue less advertising costs, VMM is no longer a non-GAAP measure.

Adjusted EBITDA

We define adjusted EBITDA as net loss, adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, interest income and expense and the provision for (benefit from) income taxes. Adjusted EBITDA is a non-GAAP financial measure that we present in this Quarterly Report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, adjusted EBITDA may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non-GAAP Financial Measure”.

Key Components of Our Results of Operations

Revenue

We generate our revenue by selling consumer referrals to insurance provider customers, consisting of carriers and agents, as well as to indirect distributors. To simplify the quoting process for the consumer and improve performance for the provider, we are able to provide consumer-submitted quote request data along with each referral. We support three secure consumer referral formats:

•	Clicks: An online-to-online referral, with a handoff of the consumer to the provider’s website.

•	Data: An online-to-offline referral, with quote request data transmitted to the provider for follow-up.

•	Calls: An online-to-offline referral for outbound calls and an offline-to-offline referral for inbound calls, with the consumer and provider connected by phone.

We recognize revenue from consumer referrals at the time of delivery. Our revenue is comprised of consumer referral fees from the automotive and home and life insurance verticals as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Automotive	$45,014	$35,925

Home and Life	7,219	4,805

Total Revenue	$52,233	$40,730

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

Sales and Marketing

Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests, increasing downloads of our social safe-driving mobile app EverDrive and promoting our marketplace to carriers and agents. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. In order to continue to grow our business and brand awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. We expect our sales and marketing expense will increase in the near term, both as a percentage of revenue and in absolute dollars, but decrease in the longer term as a percentage of revenue due to efficiencies of scale and improvements in our marketplace technology.

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

Income Taxes

We have not recorded income tax benefits for the net losses we have incurred in the three months ended March 31, 2019 and 2018 or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2018, we had federal net operating loss carryforwards of $21.6 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $12.6 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2018, we had state net operating loss carryforwards of $18.2 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $2.7 million and $1.4 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Non-GAAP Financial Measure

To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we present in this Quarterly Report on Form 10-Q adjusted EBITDA as a non-GAAP financial measure. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similarly titled measures presented by other companies.

Adjusted EBITDA. We define adjusted EBITDA as our net loss, excluding the impact of stock-based compensation expense; depreciation and amortization expense; interest income and expense; and our provision for (benefit from) income taxes. The most directly comparable GAAP measure to adjusted EBITDA is net income (loss). We monitor and present in this Quarterly Report on Form 10-Q adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

We use adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. We believe adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in the calculations of adjusted EBITDA. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects.

Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Some of these limitations are:

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

•

the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results.

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of adjusted EBITDA as a tool for comparison.

The following table reconciles adjusted EBITDA to net loss, the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Net loss	$(4,382)	$(1,328)

Stock-based compensation	2,750	567

Depreciation and amortization	481	294

Interest (income) expense, net	(184)	93

Adjusted EBITDA	$(1,335)	$(374)

Results of Operations Comparison of the Three Months Ended March 31, 2019 and 2018 The following table sets forth our results of operations for the periods shown:
	Three Months Ended March 31,
	2019	2018
	(in thousands)

Statement of Operations Data:

Revenue(1)	$52,233	$40,730

Cost and operating expenses(2):

Cost of revenue	3,666	2,615

Sales and marketing	44,622	35,023

Research and development	4,685	2,614

General and administrative	3,826	1,713

Total cost and operating expenses	56,799	41,965

Loss from operations	(4,566)	(1,235)

Other income (expense):

Interest expense	—	(93)

Interest income	184	—

Total other income (expense), net	184	(93)

Net loss	$(4,382)	$(1,328)

Other Financial and Operational Data:

Quote requests	4,113	3,457

Variable marketing margin	$13,866	$11,138

Adjusted EBITDA(3)	$(1,335)	$(374)

(1) Comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2019	2018

Direct channels	93%	86%

Indirect channels	7%	14%

	100%	100%

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$—	$7
Sales and marketing	794	270
Research and development	874	124
General and administrative	1,082	166

	$2,750	$567

(3)	See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and a reconciliation of such measure to the comparable GAAP financial measure.

Revenue:

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)

Revenue	$52,233	$40,730	$11,503	28.2%

The increase in revenue in the three months ended March 31, 2019 was due to an increase of $9.1 million and $2.4 million from our automotive and home and life insurance marketplace verticals, respectively. The increase in revenue from both our automotive and home and life verticals in the three months ended March 31, 2019 was primarily due to an increase in the volume of quote requests resulting from increased advertising to attract consumers and an increase in revenue per quote request as a result of increased demand for consumer referrals by our insurance providers.

Cost of Revenue

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)

Cost of revenue	$3,666	$2,615	$1,051	40.2%

Percentage of revenue	7.0%	6.4%

Cost of revenue increased in the three months ended March 31, 2019 primarily due to increased third-party call center costs of $0.7 million due primarily to increased volume of call referrals and to increased hosting costs of $0.4 million due primarily to expenditures related to continued improvements in our marketplace infrastructure.

Sales and Marketing

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)

Sales and marketing expense	$44,622	$35,023	$9,599	27.4%

Percentage of revenue	85.4%	86.0%

Sales and marketing expenses increased in the three months ended March 31, 2019 primarily due to an increase in advertising expenditures of $8.8 million and an increase in personnel-related costs of $0.7 million. Personnel-related costs for the three months ended March 31, 2019 and 2018 included stock-based compensation expense of $0.8 million and $0.3 million, respectively.

Research and Development

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)

Research and development expense	$4,685	$2,614	$2,071	79.2%

Percentage of revenue	9.0%	6.4%

Research and development expenses in the three months ended March 31, 2019 increased primarily due to an increase in personnel-related costs as a result of our continued hiring of research and development employees to further develop and enhance our marketplace websites and technology and to increased stock-based compensation expense. Personnel-related costs for the three months ended March 31, 2019 and 2018 included stock-based compensation expense of $0.9 million and $0.1 million, respectively.

General and Administrative

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)

General and administrative expense	$3,826	$1,713	$2,113	123.4%

Percentage of revenue	7.3%	4.2%

General and administrative expenses increased in the three months ended March 31, 2019 primarily due to an increase in personnel-related costs of $1.2 million, an increase in professional and consultant fees of $0.5 million and an increase in insurance costs of $0.3 million. Personnel-related costs for the three months ended March 31, 2019 and 2018 included stock-based compensation expense of $1.1 million and $0.2 million, respectively. The increases in professional and consultant fees for the three months ended March 31, 2019 were primarily due to an increase in legal fees.

Other Income (Expense)

Interest income was $0.2 million in the three months ended March 31, 2019 as a result of investing proceeds from our initial public offering, or IPO, in July 2018.

Quote requests

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands except percentages)

Quote requests	4,113	3,457	656	19.0%

Quote requests increased for the three months ended March 31, 2019 due to increased spending on advertising.

Variable Marketing Margin

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)

Revenue	$52,233	$40,730

Less: total advertising expense (a component of sales and marketing expense)	38,367	29,592

Variable Marketing Margin	$13,866	$11,138	$2,728	24.5%

Percentage of revenue	26.5%	27.3%

The increase in variable marketing margin was due primarily to increased revenue per quote request as a result of increased demand for consumer referrals by our insurance providers. In the first quarter of 2019, we changed our definition of variable marketing margin. See the section titled “—Key Business Metrics—Variable Marketing Margin”.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, cash flows from operations and proceeds from our IPO. As of March 31, 2019, we had cash and cash equivalents of $37.7 million and availability of $11.0 million on a revolving line of credit under our revolving line of credit.

Borrowings under our revolving line of credit are collateralized by substantially all of our assets and property. Additionally, we are subject under our revolving line of credit to affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events of default under our revolving line of credit include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse events with respect to us. In the event of a default, the lender may declare all borrowings immediately due and payable. As of March 31, 2019, we were in compliance with all covenants related to our revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(3,482)	$(843)
Net cash used in investing activities	(667)	(654)
Net cash provided by financing activities	234	1,713

Net increase (decrease) in cash, cash equivalents and restricted cash	$ (3,915)	$216

Net cash used in operating activities

During the three months ended March 31, 2019, operating activities used $3.5 million of cash, primarily resulting from our net loss of $4.4 million and net cash used by changes in our operating assets and liabilities of $2.3 million, partially offset by net non-cash charges of $3.2 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of an $8.4 million increase in accounts receivable, partially offset by a $5.7 million increase in accounts payable and accrued expenses and other current liabilities.

During the three months ended March 31, 2018, operating activities used $0.8 million of cash, primarily resulting from our net loss of $1.3 million and net cash used by changes in our operating assets and liabilities of $0.5 million, partially offset by net non-cash charges of $1.0 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2018 consisted primarily of a $5.5 million increase in accounts receivable and a $0.3 million increase in prepaid and other current assets, partially offset by an aggregate $5.1 million increase in accounts payable and accrued expenses and other current liabilities and a $0.1 million increase in deferred revenue.

Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities in both periods were generally due to growth in our business, timing of customer and vendor invoicing and payments.

Net cash used in investing activities

Net cash used in investing activities was $0.7 million for each of the three months ended March 31, 2019 and 2018 due to the acquisition of property and equipment, which included the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs.

Net cash provided by (used in) financing activities

During the three months ended March 31, 2019, net cash provided by financing activities was $0.2 million, consisting of proceeds received from the exercise of common stock options.

During the three months ended March 31, 2018, net cash provided by financing activities was $1.7 million, consisting primarily of $3.8 million of net borrowings from our revolving line of credit and $0.6 million of proceeds received from the exercise of stock options, partially offset by a $2.6 million repayment of our previously outstanding term loan.

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

Other than the impact of the adoption of ASC 606 as disclosed in Note 2 to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019.

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

On March 25, 2019, the parties jointly filed a stipulation that, if allowed, would result in the consolidation of the two lawsuits and provide a schedule that would govern the filing of a consolidated amended complaint and briefing on any dispositive motion filed by the defendants. Also on March 25, 2019, plaintiffs filed requests that the cases be assigned to the Commercial Division of the Supreme Court of New York. The cases were both assigned to the Commercial Division, and the court scheduled a preliminary conference for May 22, 2019.

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

If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of quote requests generated by consumer traffic varies and can decline from to time. For example, quote requests decreased from 3,457,000 in the three months ended March 31, 2018 to 3,018,000 in the three months ended June 30, 2018, increased to 3,044,000 in the three months ended September 30, 2018, increased to 3,284,000 in the three months ended December 31, 2018 and increased to 4,113,000 in the three months ended March 31, 2019. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer quote requests.

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

Sales to Progressive Casualty Insurance Company accounted for 19% of our revenue for the year ended December 31, 2018 and 19% of our revenue for the three months ended March 31, 2019, and sales to Government Employees Insurance Company accounted for 10% of our revenue for the year ended December 31, 2018 and 11% of our revenue for the three months ended March 31, 2019. These customers made purchases from us under short-term agreements and may cease doing business with us at any time with no notice. As a result, we have no assurances that these customers will continue to purchase from us at their historical levels or at all. If these customers were to reduce their levels of purchases from us or discontinue their relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

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

A substantial majority of the insurance purchased through our marketplace is automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 86% of our total revenue for the year ended December 31, 2018 and 86% of our total revenue for the three months ended March 31, 2019. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. In addition, consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected and may be affected by negative trends in the broader economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment.

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

Our marketplace includes thousands of insurance agencies, a significant portion of which are affiliated with a limited number of carriers. If a carrier no longer supports our service, no longer provides a subsidy for our referrals, or advises that its agents no longer do business with us, we could lose a substantial number of these agents in our marketplace which could harm our brand, results of operations and overall business.

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

Consumer adoption of call blocking technology may reduce our ability to call our consumers as well as decrease the value of our data referrals.

Increased adoption of call blocking technology may prevent us from reaching our consumers that have expressed an interest in getting insurance information. If calls to our consumers are blocked, or if insurance providers obtaining data referrals have their calls blocked due to these call blocking technologies, we may see a significant decrease in the value of our referrals and the number of data and call referrals we are able to sell to insurance providers which could materially adversely impact our business.

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

Our revenue grew from $96.8 million in 2015 to $122.8 million in 2016, to $126.2 million in 2017 and to $163.3 million in 2018, increases of 26.8%, 2.8% and 29.4%, respectively, and from $40.7 million for the three months ended March 31, 2018 to $52.2 million for the three months ended March 31, 2019, an increase of 28.2%. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

As of March 31, 2019, we had $11.0 million available for borrowing under our revolving line of credit with Western Alliance Bank, and in the future we could incur indebtedness beyond our revolving line of credit.

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

The market price of our Class A common stock has been and may continue to be volatile, which could result in substantial losses for investors and could subject us to securities class action litigation.

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $22.09 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through April 30, 2019. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 89.3% of the voting power of our capital stock as of April 30, 2019. This will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate approximately 89.3% of the voting power of our capital stock as of April 30, 2019; and Link Ventures, directly or through a voting agreement pursuant to which each of Seth Birnbaum and Tomas Revesz, along with one other stockholder, have agreed to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 72% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.

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

In addition to our outstanding Class A common stock, as of April 30, 2019, there were 1,274,962 shares of Class A common stock subject to outstanding options, 2,207,844 shares of either Class A common stock or Class B common stock subject to outstanding options, 2,765,518 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 1,495,092 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 11,355,601 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to Registration Statements on Form S-8, any such shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of April 30, 2019, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Our initial public offering of Class A common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-225379) that was declared effective by the Securities and Exchange Commission, or SEC, on June 27, 2018. The net offering proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, were $48.6 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. As of March 31, 2019, we estimate that we have used approximately $17.1 million of the net proceeds from our IPO for general corporate purposes and capital expenditures, including $7.0 million to repay amounts outstanding under our revolving line of credit with Western Alliance Bank, which revolving line of credit remains open for borrowings of up to $11.0 million. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018.

Item 6. Exhibits.

Exhibit Number	Description

10.1#	Offer Letter, dated as of August 27, 2010, by and between the Registrant and Tomas Revesz

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates management contract or compensation plan.
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

EVERQUOTE, INC.

Date: May 10, 2019	By:	/s/ Seth Birnbaum
Seth Birnbaum President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2019	By:	/s/ John Wagner
John Wagner Chief Financial Officer and Treasurer (Principal Financial Officer)