Form 10-Q
period 2019-06-30
EverQuote, Inc.
filed 2019-08-08
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-38549

EverQuote, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3101161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
210 Broadway Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 522-3444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 Par Value Per Share	EVER	The Nasdaq Global Market

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

As of July 31, 2019, the registrant had 10,591,009 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 15,215,087 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018

Assets

Current assets:

Cash and cash equivalents	$37,123	$41,634

Accounts receivable	24,147	17,460
Prepaid expenses and other current assets	1,429	1,456

Total current assets	62,699	60,550

Property and equipment, net	5,040	4,481
Other assets	703	715

Total assets	$68,442	$65,746

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$18,355	$16,826

Accrued expenses and other current liabilities	3,452	3,099
Deferred revenue	1,761	1,440

Total current liabilities	23,568	21,365
Deferred rent, net of current portion	1,175	1,197

Total liabilities	24,743	22,562

Commitments and contingencies (Note 7)

Stockholders’ equity:

Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Class A common stock, $0.001 par value; 220,000,000 shares authorized; 10,503,870 shares and 7,528,741 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	11	8

Class B common stock, $0.001 par value; 30,000,000 shares authorized; 15,250,847 shares and 17,696,414 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	15	18

Additional paid-in capital	149,921	143,050
Accumulated deficit	(106,248)	(99,892)

Total stockholders’ equity	43,699	43,184

Total liabilities and stockholders’ equity	$68,442	$65,746

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

Revenue	$55,667	$41,092	$107,900	$81,822

Cost and operating expenses:
Cost of revenue	3,504	2,873	7,170	5,488
Sales and marketing	45,524	34,932	90,146	69,955
Research and development	4,404	3,181	9,089	5,795
General and administrative	4,481	1,733	8,307	3,446

Total cost and operating expenses	57,913	42,719	114,712	84,684

Loss from operations	(2,246)	(1,627)	(6,812)	(2,862)
Other income (expense):
Interest income (expense), net	184	(103)	368	(196)
Other income	88	—	88	—

Total other income (expense), net	272	(103)	456	(196)

Net loss and comprehensive loss	(1,974)	(1,730)	(6,356)	(3,058)
Accretion of redeemable convertible preferred stock to redemption value	—	(26,402)	—	(37,415)

Net loss attributable to common stockholders	$(1,974)	$(28,132)	$(6,356)	$(40,473)

Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(3.10)	$(0.25)	$(4.55)

Weighted average common shares outstanding, basic and diluted	25,578,579	9,084,880	25,436,889	8,897,088

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’

EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Series A, B and B-1

	Redeemable

	Convertible		Class A		Class B		Additional		Total

	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’

	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	—	$—	7,528,741	$8	17,696,414	$18	$143,050	$(99,892)	$43,184
Issuance of common stock upon exercise of stock options	—	—	114,831	—	—	—	234	—	234
Vesting of restricted stock units	—	—	99,197	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,750	—	2,750
Transfer of Class B common stock to Class A common stock	—	—	1,032,231	1	(1,032,231)	(1)	—	—	—
Net loss	—	—	—	—	—	—	—	(4,382)	(4,382)

Balances at March 31, 2019	—	—	8,775,000	9	16,664,183	17	146,034	(104,274)	41,786
Issuance of common stock upon exercise of stock options	—	—	132,770	—	—	—	649	—	649
Vesting of restricted stock units	—	—	182,764	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,238	—	3,238
Transfer of Class B common stock to Class A common stock	—	—	1,413,336	2	(1,413,336)	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	(1,974)	(1,974)

Balances at June 30, 2019	—	$—	10,503,870	$11	15,250,847	$15	$149,921	$(106,248)	$43,699

	Series A, B and B-1

	Redeemable

	Convertible		Class A		Class B		Additional		Total

	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’

	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2017	1,574,508	$50,937	24,000	$—	8,670,992	$9	$766	$(51,319)	$(50,544)
Issuance of common stock upon exercise of stock options	—	—	—	—	386,912	—	568	—	568
Stock-based compensation expense	—	—	—	—	—	—	567	—	567
Transfer of Class B common stock to Class A common stock	—	—	140,400	—	(140,400)	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	11,013	—	—	—	—	(1,901)	(9,112)	(11,013)
Net loss	—	—	—	—	—	—	—	(1,328)	(1,328)

Balances at March 31, 2018	1,574,508	61,950	164,400	—	8,917,504	9	—	(61,759)	(61,750)
Issuance of common stock upon exercise of stock options	—	—	—	—	6,936	—	9	—	9
Stock-based compensation expense	—	—	—	—	—	—	723	—	723
Accretion of redeemable convertible preferred stock to redemption value	—	26,402	—	—	—	—	(732)	(25,670)	(26,402)
Net loss	—	—	—	—	—	—	—	(1,730)	(1,730)

Balances at June 30, 2018	1,574,508	$88,352	164,400	$—	8,924,440	$9	$—	$(89,159)	$(89,150)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,

	2019	2018
Cash flows from operating activities:
Net loss	$(6,356)	$(3,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,005	612
Stock-based compensation expense	5,988	1,290
Noncash interest expense	—	14
Provision for bad debt	422	—
Deferred rent	(22)	325
Changes in operating assets and liabilities:
Accounts receivable	(7,109)	(3,025)
Prepaid expenses and other current assets	27	(1,379)
Accounts payable	1,529	3,193
Accrued expenses and other current liabilities	353	863
Deferred revenue	321	166

Net cash used in operating activities	(3,842)	(999)

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(1,552)	(1,395)

Net cash used in investing activities	(1,552)	(1,395)

Cash flows from financing activities:
Proceeds from exercise of stock options	883	577
Proceeds from borrowings on line of credit	—	22,729
Repayments of borrowings on line of credit	—	(17,746)
Repayments of term loan	—	(2,625)
Payments of initial public offering costs	—	(522)

Net cash provided by financing activities	883	2,413

Net increase (decrease) in cash, cash equivalents and restricted cash	(4,511)	19
Cash, cash equivalents and restricted cash at beginning of period	41,884	2,613

Cash, cash equivalents and restricted cash at end of period	$37,373	$2,632

Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable	$—	$104
Deferred initial public offering costs included in accounts payable or accrued expenses	$—	$3,190
Accretion of redeemable convertible preferred stock to redemption value	$—	$37,415

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

EverQuote, Inc. (the “Company”) was incorporated in the state of Delaware in 2008. Through its internet websites, the Company operates an online marketplace for consumers shopping for auto, home, life, health and renters insurance quotes. The Company generates revenue by selling consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States.

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

The accompanying condensed financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $6.4 million for the six months ended June 30, 2019 and $13.8 million for the year ended December 31, 2018. As of June 30, 2019, the Company had an accumulated deficit of $106.2 million. The Company has primarily funded its operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, cash flows from operations and proceeds from the Company’s IPO. As of August 8, 2019, the issuance date of the interim financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the interim financial statements, without considering available borrowings under the Company’s revolving line of credit.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The balance sheet at December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2019 and results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018 have been made. The Company’s results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the three months ended June 30, 2019, two customers represented 20% and 13% of total revenue. For the six months ended June 30, 2019, two customers represented 20% and 12% of total revenue. For the three months ended June 30, 2018, two customers represented 22% and 10% of total revenue. For the six months ended June 30, 2018, three customers represented 19%, 10% and 10% of total revenue. As of June 30, 2019, two customers accounted for 16% and 11% of the accounts receivable balance. As of December 31, 2018, two customers accounted for 12% and 11% of the accounts receivable balance.

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

The Company’s cash equivalents of $22.9 million and $22.7 million as of June 30, 2019 and December 31, 2018, respectively, consisting of money market funds, are carried at fair value based on Level 1 inputs. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

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

The Company presents disaggregated revenue from contracts with customers by distribution channel as the distribution channel impacts the nature and amount of the Company’s revenue and by vertical market segment.

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Direct channels	93%	90%	93%	88%
Indirect channels	7%	10%	7%	12%

	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Automotive	$49,788	$35,509	$94,802	$71,434
Other	5,879	5,583	13,098	10,388

Total Revenue	$55,667	$41,092	$107,900	$81,822

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At June 30, 2019, the Company had not capitalized any costs to obtain any of its contracts.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.8 million and $1.4 million as of June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019, the Company recognized revenue of $1.1 million that was included in the contract liability balance (deferred revenue) at December 31, 2018. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, increasing downloads of its social safe-driving mobile app, EverDrive, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. During the three months ended June 30, 2019 and 2018, advertising expense totaled $39.0 million and $28.9 million, respectively. During the six months ended June 30, 2019 and 2018, advertising expense totaled $77.3 million and $58.5 million, respectively.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. Management reviews accounts receivable on a periodic basis and reserves for receivables in the Company’s allowance for doubtful accounts on a specific identification basis when they are determined to be uncollectible. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance. The Company had no allowance for doubtful accounts as of June 30, 2019 and December 31, 2018, as the Company deemed all amounts to be collectible. During the three months ended June 30, 2019, the Company reserved for and wrote off a $0.4 million uncollectible account.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,

	2019	2018

Accrued employee compensation and benefits	$1,599	$1,369

Accrued advertising expenses	715	919

Other current liabilities	1,138	811

	$3,452	$3,099

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

Under the 2018 Loan Modification, the Company is subject to specified affirmative and negative covenants until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions. In addition, pursuant to the 2018 Loan Modification, the Company is required to maintain a financial performance covenant: a minimum asset coverage ratio of 1.5 to 1, calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events which would meet the criteria of a default under the 2018 Loan Modification include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. As of June 30, 2019 and December 31, 2018, the Company was in compliance with all covenants related to the revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

As of June 30, 2019 and December 31, 2018, the Company had no amounts outstanding on the revolving line of credit and $11.0 million was available for borrowing.

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

6. Stock-Based Compensation

2008 Stock Incentive Plan

The Company’s 2008 Stock Incentive Plan, as amended (the “2008 Plan”), provided for the Company to issue equity awards to employees, consultants, advisors and directors. Upon effectiveness of the Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) on June 27, 2018, the remaining 583,056 shares that were available for grant under the 2008 Plan became available for grant under the 2018 Plan and no future grants will be made under the 2008 Plan. Additionally, shares underlying awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code) will be available for future grants under the 2018 Plan.

Shares of common stock issued upon exercise of stock options granted prior to September 8, 2017 will be issued as either Class A common stock or Class B common stock. Shares of common stock issued upon exercise of stock options granted after September 8, 2017 will be issued as Class A common stock.

2018 Equity Incentive Plan

The Company’s 2018 Plan became effective on June 27, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares of Class A common stock (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,261,257 shares effective as of January 1, 2019 in accordance with the provisions of the 2018 Plan described above. As of June 30, 2019, 1,138,495 shares remain available for future grants under the 2018 Plan.

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

Award Issuances

During the six months ended June 30, 2019, the Company granted 1,032,775 service-based RSUs with a weighted average grant date fair value of $8.90 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Cost of revenue	$87	$10	$87	$17
Sales and marketing	891	400	1,685	670
Research and development	979	168	1,853	292
General and administrative	1,281	145	2,363	311

	$3,238	$723	$5,988	$1,290

As of June 30, 2019, unrecognized compensation expense related to unvested options and RSUs was $38.9 million, which is expected to be recognized over a weighted average period of 4.9 years. The Company also had 86,500 unvested RSUs with an aggregate grant-date fair value of $1.6 million that contain service-based and performance-based vesting conditions for which performance has not been deemed probable and therefore the Company has not yet recorded expense. The performance RSUs vest in three equal annual installments upon the achievement of certain Company-specific goals and continued service in each of the next three years.

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

Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of June 30, 2019 and December 31, 2018, the Company had a deferred rent liability of $1.2 million.

During the three months ended June 30, 2019 and 2018, the Company recorded rent expense of $0.7 million and $0.5 million, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded rent expense of $1.2 million and $1.0 million, respectively.

As of June 30, 2019 and December 31, 2018, the Company maintained security deposits of $0.4 million with the landlords of its leases, which amounts are included in other assets on the Company’s balance sheet.

Future minimum lease payments under the operating leases as of June 30, 2019 are as follows (in thousands):

Year Ending December 31,

2019 (Remaining six months)	$1,221

2020	2,573

2021	2,659

2022	2,502

2023	2,534

Thereafter	1,922

$13,411

Indemnification Agreements

In the normal course of business, the Company may provide indemnification of varying scope and terms to third parties and enter into commitments and guarantees (“Agreements”) under which it may be required to make payments. The duration of these Agreements varies, and in certain cases, is indefinite. Furthermore, many of these Agreements do not limit the Company’s maximum potential payment exposure.

In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.

Through June 30, 2019 and December 31, 2018, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2019 and December 31, 2018.

Legal Proceedings

On February 15, 2019, Sean F. Townsend, a purported holder of the Company’s common stock, filed a civil action in the Supreme Court for the State of New York against the Company, the Company’s chief executive officer, chief financial officer, general counsel, the Company’s directors, and the Company’s underwriters for its IPO, captioned Townsend v. EverQuote, Inc. et al., Index No. 650997-2019. On February 26, 2019, Mark Townsend, a second purported holder of the Company’s common stock, filed an identical civil action in the Supreme Court for the State of New York against the same defendants, captioned Townsend v. EverQuote, Inc. et al., Index No. 651177-2019. The plaintiffs allege claims for violations of Sections 11, 12(a), and 15 of the Securities Act of 1933, on behalf of a purported class of all persons or entities who purchased or otherwise acquired the Company’s common stock pursuant or traceable to the Registration Statement for its IPO. Those claims generally challenge as false or misleading certain of the Company’s disclosures about its quote request volume. The plaintiffs seek, on behalf of themselves and the purported class, damages, costs and expenses of litigation, and rescission, disgorgement, or other equitable relief.

The cases were both later assigned to the Commercial Division, and the court consolidated them on May 23, 2019 in a case captioned In re EverQuote Securities Litigation, Index No. 651177-2019.

On June 24, 2019, the plaintiffs filed a consolidated amended complaint (the “amended complaint”). The amended complaint again asserts claims for violations of Sections 11, 12(a) and 15 of the Securities Act of 1933, on behalf of a purported class of all those who purchased the Company’s common stock pursuant and/or traceable to the Registration Statement for the Company’s IPO. Those claims generally challenge as false or misleading certain of the Company’s disclosures about the Company’s quote request volume and the relationship between quote requests and payments from insurance providers; plaintiffs also claim that the Company’s disclosures omitted material information relating to these same topics. The plaintiffs seek, on behalf of themselves and the purported class, damages, costs and expenses of litigation, rescission, and other equitable relief.

On August 5, 2019, the Company filed a motion to dismiss the amended complaint. Plaintiffs’ memorandum in opposition to the Company’s motion to dismiss will be filed on or before September 23, 2019; the Company will file a reply memorandum on or before October 23, 2019.

The Company and the individual defendants intend to deny any liability or wrongdoing and to vigorously defend all claims asserted.

The Company, from time to time, is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to any such actions should not have a material adverse effect on the Company’s results of operations of financial position. As of June 30, 2019 and December 31, 2018, the Company does not have any contingency reserves established for any litigation liabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Numerator:
Net loss	$(1,974)	$(1,730)	$(6,356)	$(3,058)
Accretion of redeemable convertible preferred stock to redemption value	—	(26,402)	—	(37,415)

Net loss attributable to common stockholders	$(1,974)	$(28,132)	$(6,356)	$(40,473)

Denominator:
Weighted average common shares outstanding, basic and diluted	25,578,579	9,084,880	25,436,889	8,897,088

Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(3.10)	$(0.25)	$(4.55)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the three months and six months ended June 30, 2019 and 2018 because including them would have had an anti-dilutive effect:

	June 30,

	2019	2018
Redeemable convertible preferred stock (as converted to common stock)	—	12,596,064
Options to purchase common stock	3,305,425	4,092,960
Unvested restricted stock units	3,050,834	2,118,368

	6,356,259	18,807,392

9. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.1 million during each of the three months ended June 30, 2019 and 2018 and contributed $0.2 million during each of the six months ended June 30, 2019 and 2018.

10. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals and to a lesser extent a small amount of office space. During the three months ended June 30, 2019 and 2018, the Company recorded expense of $1.1 million and $2.1 million, respectively, related to these arrangements. During the three months ended June 30, 2019 and 2018, the Company paid $1.5 million and $2.4 million, respectively, related to these arrangements. During the six months ended June 30, 2019 and 2018, the Company recorded expense of $2.6 million and $4.4 million, respectively, related to these arrangements. During the six months ended June 30, 2019 and 2018, the Company paid $2.9 million and $5.0 million, respectively, related to these arrangements. As of June 30, 2019 and December 31, 2018, amounts due to related-party affiliates totaled $0.8 million and $1.0 million, respectively, which were included in accounts payable and accrued expenses on the balance sheets.

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

Since our founding in 2011, our core mission has been to make finding insurance easy and more personal, saving consumers and insurance providers time and money. We are working to build the largest and most trusted online insurance marketplace in the world. In pursuing this goal, we have consistently innovated through our disruptive data driven approach. Highlights of our history of innovation include:

•	In 2011, we launched the EverQuote marketplace for auto insurance.

•	In 2013, we launched EverQuote Pro, our provider portal, for carriers.

•	In 2015, we launched EverQuote Pro for agents.

•	In 2016, we added home and life insurance in our marketplace and launched EverDrive, our social safe-driving mobile app.

•	In 2017, we reached 500,000 downloads of EverDrive.

•	In 2018, we exceeded 46 million cumulative quote requests since launch of our marketplace.

•	In 2019, we added health and renters insurance in our marketplace.

In the three months ended June 30, 2019 and 2018, our total revenue was $55.7 million and $41.1 million, respectively, representing year-over-year growth of 35.5%. We had net losses of $2.0 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, and had $1.6 million and $(0.6) million in adjusted EBITDA for the three months ended June 30, 2019 and 2018, respectively. In the six months ended June 30, 2019 and 2018, our total revenue was $107.9 million and $81.8 million, respectively, representing year-over-year growth of 31.9%. We had net losses of $6.4 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively, and had $0.3 million and $(1.0) million in adjusted EBITDA for the six months ended June 30, 2019 and 2018, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

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

Shift from indirect to direct distribution channels

We have shifted the majority of our revenue from our indirect channel, consisting of aggregators and media networks, to our direct channel, consisting of carriers and agents. This shift has been an important part of our maturity and evolution. The benefits of direct distribution include improved consumer experience, higher pricing per referral, improved pricing stability, greater revenue predictability, richer data feedback, better performance and stronger relationships with providers and consumers. In 2018, direct distribution accounted for 90% of total revenue. In the three and six months ended June 30, 2019, direct distribution accounted for 93% of total revenue.

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

Our VMM was $16.7 million and $12.1 million for the three months ended June 30, 2019 and 2018, respectively, and $30.6 million and $23.3 million for the six months ended June 30, 2019 and 2018, respectively. Under our previous definition of VMM, our VMM for the three and six months ended June 30, 2018 was $12.8 million and $24.5 million, respectively, as advertising costs used in our previously defined VMM calculation excluded advertising costs related to our EverDrive app and advertising costs not related to obtaining quote requests. Under our previous definition of VMM, VMM was a non-GAAP financial measure that we reconciled to revenue less advertising costs. As our new definition of VMM is revenue less advertising costs, VMM is no longer a non-GAAP measure.

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

We recognize revenue from consumer referrals at the time of delivery. Our revenue is comprised of consumer referral fees from the automotive and other insurance verticals, which includes home and life insurance, as well as our newly announced health and renters insurance verticals, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

	(in thousands)		(in thousands)
Automotive	$49,788	$35,509	$94,802	$71,434
Other	5,879	5,583	13,098	10,388

Total Revenue	$55,667	$41,092	$107,900	$81,822

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

Income Taxes

We have not recorded income tax benefits for the net losses we have incurred in the three or six months ended June 30, 2019 and 2018 or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2018, we had federal net operating loss carryforwards of $21.6 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $12.6 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2018, we had state net operating loss carryforwards of $18.2 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $2.7 million and $1.4 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

	(in thousands)		(in thousands)
Net loss	$(1,974)	$(1,730)	$(6,356)	$(3,058)
Stock-based compensation	3,238	723	5,988	1,290
Depreciation and amortization	524	318	1,005	612
Interest (income) expense, net	(184)	103	(368)	196

Adjusted EBITDA	$1,604	$(586)	$269	$(960)

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following table sets forth our results of operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

	(in thousands)		(in thousands)
Statement of Operations Data:
Revenue(1)	$55,667	$41,092	$107,900	$81,822

Cost and operating expenses(2):
Cost of revenue	3,504	2,873	7,170	5,488
Sales and marketing	45,524	34,932	90,146	69,955
Research and development	4,404	3,181	9,089	5,795
General and administrative	4,481	1,733	8,307	3,446

Total cost and operating expenses	57,913	42,719	114,712	84,684

Loss from operations	(2,246)	(1,627)	(6,812)	(2,862)
Other income (expense):
Interest income (expense), net	184	(103)	368	(196)
Other income	88	—	88	—

Total other income (expense), net	272	(103)	456	(196)

Net loss	$(1,974)	$(1,730)	$(6,356)	$(3,058)

Other Financial and Operational Data:
Quote requests	4,519	3,018	8,632	6,475
Variable marketing margin	$16,702	$12,146	$30,568	$23,284
Adjusted EBITDA(3)	$1,604	$(586)	$269	$(960)

(1)	Comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Direct channels	93%	90%	93%	88%
Indirect channels	7%	10%	7%	12%

	100%	100%	100%	100%

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

	(in thousands)		(in thousands)
Cost of revenue	$87	$10	$87	$17
Sales and marketing	891	400	1,685	670
Research and development	979	168	1,853	292
General and administrative	1,281	145	2,363	311

	$3,238	$723	$5,988	$1,290

(3)	See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and a reconciliation of such measure to the comparable GAAP financial measure.

Revenue:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change

	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)

Revenue	$55,667	$41,092	$14,575	35.5%	$107,900	$81,822	$26,078	31.9%

The increase in revenue in the three months ended June 30, 2019 was due to an increase of $14.3 million and $0.3 million from our automotive and other insurance marketplace verticals, respectively. The increase in revenue in the six months ended June 30, 2019 was due to an increase of $23.4 million and $2.7 million from our automotive and other insurance marketplace verticals, respectively. The increases in revenue from our automotive vertical in both the three and six month periods were primarily due to an increase in quote requests resulting from increased advertising to attract consumers, partially offset by a decrease in revenue per quote request due to the effect of the increase in supply of quote requests on the number of consumer referrals per quote request. The increases in revenue from our other marketplace verticals in the six months ended June 30, 2019 was primarily driven by an increase in the volume of quote requests resulting from increased advertising to attract consumers and to an increase in revenue per quote request as a result of increased demand for consumer referrals by our insurance providers. Revenue from our health and renters insurance verticals, which were added during the quarter, did not contribute meaningfully to our revenue.

Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change

	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)

Cost of revenue	$3,504	$2,873	$631	22.0%	$7,170	$5,488	$1,682	30.6%

Percentage of revenue	6.3%	7.0%			6.6%	6.7%

Cost of revenue increased in the three and six months ended June 30, 2019 primarily due to increased third-party call center costs of $0.6 million and $1.3 million, respectively, due primarily to increased volume of call referrals. Cost of revenue also increased in the six months ended June 30, 2019 due to increased hosting costs of $0.4 million due primarily to expenditures related to continued improvements in our marketplace infrastructure.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change

	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)

Sales and marketing expense	$45,524	$34,932	$10,592	30.3%	$90,146	$69,955	$20,191	28.9%

Percentage of revenue	81.8%	85.0%			83.5%	85.5%

Sales and marketing expenses increased in the three and six months ended June 30, 2019 primarily due to an increase in advertising expenditures of $10.0 million and $18.8 million, respectively, and an increase in personnel-related costs of $0.7 million and $1.4 million, respectively. Personnel-related costs for the three months ended June 30, 2019 and 2018 included stock-based compensation expense of $0.9 million and $0.4 million, respectively. Personnel-related costs for the six months ended June 30, 2019 and 2018 included stock-based compensation expense of $1.7 million and $0.7 million, respectively.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change

	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)

Research and development expense	$4,404	$3,181	$1,223	38.4%	$9,089	$5,795	$3,294	56.8%

Percentage of revenue	7.9%	7.7%			8.4%	7.1%

Research and development expenses in the three and six months ended June 30, 2019 increased primarily due to an increase in personnel-related costs as a result of our continued hiring of research and development employees to further develop and enhance our marketplace websites and technology and to increased stock-based compensation expense. Personnel-related costs for the three months ended June 30, 2019 and 2018 included stock-based compensation expense of $1.0 million and $0.2 million, respectively. Personnel-related costs for the six months ended June 30, 2019 and 2018 included stock-based compensation expense of $1.9 million and $0.3 million, respectively.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change

	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)

General and administrative expense	$4,481	$1,733	$2,748	158.6%	$8,307	$3,446	$4,861	141.1%

Percentage of revenue	8.0%	4.2%			7.7%	4.2%

General and administrative expenses increased in the three and six months ended June 30, 2019 primarily due to an increase in personnel-related costs and professional and consultant fees and an increase in insurance and other costs. Personnel-related costs for the three and six months ended June 30, 2019 increased by $1.5 million and $2.8 million, respectively. Personnel-related costs for the three months ended June 30, 2019 and 2018 included stock-based compensation expense of $1.3 million and $0.1 million, respectively. Personnel-related costs for the six months ended June 30, 2019 and 2018 included stock-based compensation expense of $2.4 million and $0.3 million, respectively. Professional and consultant fees increased by $0.6 million for the three months ended June 30, 2019 primarily due to an increase in legal fees and accounting and other consulting services to support the costs of compliance associated with being a publicly traded company. Professional and consultant fees increased by $1.1 million for the six months ended June 30, 2019 primarily due to an increase in legal fees and other consulting services to support the costs of compliance associated with being a publicly traded company. Insurance and other costs increased by $0.6 million and $0.9 million in the three and six months ended June 30, 2019, respectively, primarily as a result of a $0.4 million write-off of an uncollectable accounts receivable and increased insurance costs associated with operating as a public company.

Other Income (Expense)

Interest income was $0.2 million and $0.4 million in the three and six months ended June 30, 2019, respectively, as a result of investing proceeds from our initial public offering, or IPO, in July 2018. Interest expense was $0.1 million and $0.2 million in the three and six months ended June 30, 2018, respectively, due to outstanding borrowings under our revolving line of credit, which we repaid in July 2018.

Quote requests

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change

	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands except percentages)				(in thousands except percentages)

Quote requests	4,519	3,018	1,501	49.7%	8,632	6,475	2,157	33.3%

Quote requests increased for the three and six months ended June 30, 2019 due to increased spending on advertising as well as improvements in our traffic acquisition.

Variable Marketing Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change

	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)

Revenue	$55,667	$41,092			$107,900	$81,822
Less: total advertising expense (a component of sales and marketing expense)	38,965	28,946			77,332	58,538

Variable marketing margin	$16,702	$12,146	$4,556	37.5%	$30,568	$23,284	$7,284	31.3%

Percentage of revenue	30.0%	29.6%			28.3%	28.5%

The increase in variable marketing margin was due primarily to an increased volume of quote requests. In the first quarter of 2019, we changed our definition of variable marketing margin. See the section titled “—Key Business Metrics—Variable Marketing Margin”.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, cash flows from operations and proceeds from our IPO. As of June 30, 2019, we had cash and cash equivalents of $37.1 million and availability of $11.0 million under our revolving line of credit.

Borrowings under our revolving line of credit are collateralized by substantially all of our assets and property. Additionally, we are subject to affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events of default under our revolving line of credit include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse events with respect to us. In the event of a default, the lender may declare all borrowings immediately due and payable. As of June 30, 2019, we were in compliance with all covenants related to our revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,

	2019	2018

	(in thousands)
Net cash used in operating activities	$(3,842)	$(999)
Net cash used in investing activities	(1,552)	(1,395)
Net cash provided by financing activities	883	2,413

Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,511)	$19

Net cash used in operating activities

During the six months ended June 30, 2019, operating activities used $3.8 million of cash, primarily resulting from our net loss of $6.4 million and net cash used by changes in our operating assets and liabilities of $4.9 million, partially offset by net non-cash charges of $7.4 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of a $7.1 million increase in accounts receivable, partially offset by a $1.9 million increase in accounts payable and accrued expenses and other current liabilities and a $0.3 million increase in deferred revenue.

During the six months ended June 30, 2018, operating activities used $1.0 million of cash, primarily resulting from our net loss of $3.1 million and net cash used by changes in our operating assets and liabilities of $0.2 million, partially offset by net non-cash charges of $2.2 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2018 consisted primarily of a $3.0 million increase in accounts receivable and a $1.4 million increase in prepaid expenses and other current assets, partially offset by a $4.1 million increase in accounts payable and accrued expenses and other current liabilities.

Changes in our operating assets and liabilities in both periods were generally due to growth in our business, timing of customer and vendor invoicing and payments.

Net cash used in investing activities

Net cash used in investing activities was $1.6 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively, due to the acquisition of property and equipment, which included the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs.

Net cash provided by financing activities

During the six months ended June 30, 2019, net cash provided by financing activities was $0.9 million, consisting of proceeds received from the exercise of common stock options.

During the six months ended June 30, 2018, net cash provided by financing activities was $2.4 million, consisting primarily of $5.0 million of net borrowings from our revolving line of credit and $0.6 million of proceeds received from the exercise of stock options, partially offset by a $2.6 million repayment of our previously outstanding term loan and payments of offering costs of $0.5 million.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 15, 2019, Sean F. Townsend, a purported holder of our common stock, filed a civil action in the Supreme Court for the State of New York against us, our chief executive officer, our chief financial officer, our general counsel, our directors, and the underwriters for our IPO, captioned Townsend v. EverQuote, Inc. et al., Index No. 650997-2019. On February 26, 2019, Mark Townsend, a second purported holder of our common stock, filed an identical civil action in the Supreme Court for the State of New York against the same defendants, captioned Townsend v. EverQuote, Inc. et al., Index No. 651177-2019. The plaintiffs allege claims for violations of Sections 11, 12(a), and 15 of the Securities Act of 1933, on behalf of a purported class of all persons or entities who purchased or otherwise acquired our common stock pursuant or traceable to the Registration Statement issued for our IPO. Those claims generally challenge as false or misleading certain of our disclosures about our quote request volume. The plaintiffs seek, on behalf of themselves and the purported class, damages, costs and expenses of litigation, and rescission, disgorgement, or other equitable relief.

The cases were both later assigned to the Commercial Division, and the court consolidated them on May 23, 2019 in a case captioned In re EverQuote Securities Litigation, Index No. 651177-2019.

On June 24, 2019, the plaintiffs filed a consolidated amended complaint (the “amended complaint”). The amended complaint again asserts claims for violations of Sections 11, 12(a) and 15 of the Securities Act of 1933, on behalf of a purported class of all those who purchased our common stock pursuant and/or traceable to the Registration Statement for our IPO. Those claims generally challenge as false or misleading certain of our disclosures about our quote request volume and the relationship between quote requests and payments from insurance providers; plaintiffs also claim that our disclosures omitted material information relating to these same topics. The plaintiffs seek, on behalf of themselves and the purported class, damages, costs and expenses of litigation, rescission, and other equitable relief.

On August 5, 2019, we filed a motion to dismiss the amended complaint. Plaintiffs’ memorandum in opposition to our motion to dismiss will be filed on or before September 23, 2019; we will file a reply memorandum on or before October 23, 2019.

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

If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of quote requests generated by consumer traffic varies and can decline from to time. For example, quote requests decreased from 3,457,000 in the three months ended March 31, 2018 to 3,018,000 in the three months ended June 30, 2018, increased to 3,044,000 in the three months ended September 30, 2018, increased to 3,284,000 in the three months ended December 31, 2018, increased to 4,113,000 in the three months ended March 31, 2019 and increased to 4,519,000 in the three months ended June 30, 2019. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer quote requests.

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

Sales to Progressive Casualty Insurance Company accounted for 19% of our revenue for the year ended December 31, 2018 and 20% of our revenue for the six months ended June 30, 2019, and sales to Government Employees Insurance Company accounted for 10% of our revenue for the year ended December 31, 2018 and 12% of our revenue for the six months ended June 30, 2019. These customers made purchases from us under short-term agreements and may cease doing business with us at any time with no notice. As a result, we have no assurances that these customers will continue to purchase from us at their historical levels or at all. If these customers were to reduce their levels of purchases from us or discontinue their relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

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

Without an innovative marketplace and related product and service offerings, we may be unable to attract additional consumers or retain current consumers, which could adversely affect our ability to attract and retain insurance providers who want to participate in our marketplace, which could, in turn, harm our business and financial results. In addition, while we have historically concentrated our efforts on the automobile insurance market, we will need to penetrate additional vertical markets, such as home, life, health and renters insurance, in order to achieve our long-term growth goals. Our success in the automobile insurance market depends on our deep understanding of this industry. In order to penetrate new vertical markets, we will need to develop a similar understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources and we may not be successful. In addition, these new vertical markets may have specific risks associated with them. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate and our financial condition could suffer.

Our business is substantially dependent on revenue from automotive insurance providers and subject to risks related to automotive insurance and the larger automotive industry. Our business may also be adversely affected by downturns in the home, life, health and renters insurance industries.

A substantial majority of the insurance purchased through our marketplace is automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 86% of our total revenue for the year ended December 31, 2018 and 88% of our total revenue for the six months ended June 30, 2019. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. In addition, consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected and may be affected by negative trends in the broader economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment.

We are also dependent upon the economic success of the home, life, health and renters insurance industries. Declines in demand for home, life, health and renters insurance could cause fewer consumers to use our product offerings to shop for such policies. Downturns in any of these markets, which could be caused by a downturn in the economy at large, could materially adversely affect our business.

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

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control. Our results may vary as a result of fluctuations in the number of consumers and insurance providers using our marketplace and the size and seasonal variability of the marketing budgets of our insurance provider customers. In addition, the auto, home, life, health and renters insurance industries are each subject to their own cyclical trends and uncertainties. Fluctuations and variability across these different verticals may affect our revenue. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

Our past growth may not be indicative of our future growth, and our revenue growth rate may decline in the future.

Our revenue grew from $96.8 million in 2015 to $122.8 million in 2016, to $126.2 million in 2017 and to $163.3 million in 2018, increases of 26.8%, 2.8% and 29.4%, respectively. Our revenue grew from $41.1 million for the three months ended June 30, 2018 to $55.7 million for the three months ended June 30, 2019 and from $81.8 million for the six months ended June 30, 2018 to $107.9 million for the six months ended June 30, 2019, increases of 35.5% and 31.9%, respectively. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

As of June 30, 2019, we had $11.0 million available for borrowing under our revolving line of credit with Western Alliance Bank, and in the future we could incur indebtedness beyond our revolving line of credit.

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

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $22.09 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through June 30, 2019. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 89.9% of the voting power of our capital stock as of July 31, 2019. This will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate approximately 89.9% of the voting power of our capital stock as of July 31, 2019; and Link Ventures, directly or through a voting agreement pursuant to which each of Seth Birnbaum and Tomas Revesz, along with one other stockholder, have agreed to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 72.4% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.

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

In addition to our outstanding Class A common stock, as of July 31, 2019, there were 1,212,512 shares of Class A common stock subject to outstanding options, 2,042,415 shares of either Class A common stock or Class B common stock subject to outstanding options, 3,195,102 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 993,346 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 11,355,601 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of June 30, 2019, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Our initial public offering of Class A common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-225379) that was declared effective by the Securities and Exchange Commission, or SEC, on June 27, 2018. The net offering proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, were $48.6 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. As of June 30, 2019, we estimate that we have used approximately $18.4 million of the net proceeds from our IPO for general corporate purposes and capital expenditures, including $7.0 million to repay amounts outstanding under our revolving line of credit with Western Alliance Bank, which revolving line of credit remains open for borrowings of up to $11.0 million. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018.

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

EVERQUOTE, INC.

Date: August 8, 2019	By:	/s/ Seth Birnbaum
Seth Birnbaum President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ John Wagner
John Wagner Chief Financial Officer and Treasurer (Principal Financial Officer)