Form 10-Q
period 2019-09-30
EverQuote, Inc.
filed 2019-11-07
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 12,609,098 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 13,528,814 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$41,949	$41,634
Accounts receivable	29,908	17,460
Prepaid expenses and other current assets	3,210	1,456

Total current assets	75,067	60,550
Property and equipment, net	5,105	4,481
Other assets	698	715

Total assets	$80,870	$65,746

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,358	$16,826
Accrued expenses and other current liabilities	6,513	3,099
Deferred revenue	1,567	1,440

Total current liabilities	31,438	21,365
Deferred rent, net of current portion	1,118	1,197

Total liabilities	32,556	22,562

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 11,570,064 shares and 7,528,741 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	12	8
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 14,527,479 shares and 17,696,414 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	15	18
Additional paid-in capital	154,362	143,050
Accumulated deficit	(106,075)	(99,892)

Total stockholders’ equity	48,314	43,184

Total liabilities and stockholders’ equity	$80,870	$65,746

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$67,112	$41,748	$175,012	$123,570

Cost and operating expenses:
Cost of revenue	4,052	3,115	11,222	8,603
Sales and marketing	53,212	35,150	143,358	105,105
Research and development	5,596	4,123	14,685	9,918
General and administrative	4,334	3,296	12,641	6,742

Total cost and operating expenses	67,194	45,684	181,906	130,368

Loss from operations	(82)	(3,936)	(6,894)	(6,798)
Other income (expense):
Interest income (expense), net	168	128	536	(68)
Other income	87	—	175	—

Total other income (expense), net	255	128	711	(68)

Net income (loss) and comprehensive income (loss)	173	(3,808)	(6,183)	(6,866)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(37,415)

Net income (loss) available (attributable) to common stockholders	$173	$(3,808)	$(6,183)	$(44,281)

Net income (loss) per share available (attributable) to common stockholders:
Basic	$0.01	$(0.15)	$(0.24)	$(3.12)

Diluted	$0.01	$(0.15)	$(0.24)	$(3.12)

Weighted average common shares outstanding:
Basic	25,910,291	24,595,102	25,596,424	14,187,261

Diluted	28,607,284	24,595,102	25,596,424	14,187,261

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’

EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Series A, B and B-1
	Redeemable
	Convertible		Class A		Class B		Additional		Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	—	$—	7,528,741	$8	17,696,414	$18	$143,050	$(99,892)	$43,184
Issuance of common stock upon exercise of stock options	—	—	114,831	—	—	—	234	—	234
Vesting of restricted stock units	—	—	99,197	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,750	—	2,750
Transfer of Class B common stock to Class A common stock	—	—	1,032,231	1	(1,032,231)	(1)	—	—	—
Net loss	—	—	—	—	—	—	—	(4,382)	(4,382)

Balances at March 31, 2019	—	—	8,775,000	9	16,664,183	17	146,034	(104,274)	41,786
Issuance of common stock upon exercise of stock options	—	—	132,770	—	—	—	649	—	649
Vesting of restricted stock units	—	—	182,764	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,238	—	3,238
Transfer of Class B common stock to Class A common stock	—	—	1,413,336	2	(1,413,336)	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	(1,974)	(1,974)

Balances at June 30, 2019	—	—	10,503,870	11	15,250,847	15	149,921	(106,248)	43,699
Issuance of common stock upon exercise of stock options	—	—	212,465	1	—	—	1,172	—	1,173
Vesting of restricted stock units	—	—	130,361	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,269	—	3,269
Transfer of Class B common stock to Class A common stock	—	—	723,368	—	(723,368)	—	—	—	—
Net income	—	—	—	—	—	—	—	173	173

Balances at September 30, 2019	—	$—	11,570,064	$12	14,527,479	$15	$154,362	$(106,075)	$48,314

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’

EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Series A, B and B-1
	Redeemable								Total
	Convertible		Class A		Class B		Additional		Stockholders’
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2017	1,574,508	$50,937	24,000	$—	8,670,992	$9	$766	$(51,319)	$(50,544)
Issuance of common stock upon exercise of stock options	—	—	—	—	386,912	—	568	—	568
Stock-based compensation expense	—	—	—	—	—	—	567	—	567
Transfer of Class B common stock to Class A common stock	—	—	140,400	—	(140,400)	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	11,013	—	—	—	—	(1,901)	(9,112)	(11,013)
Net loss	—	—	—	—	—	—	—	(1,328)	(1,328)

Balances at March 31, 2018	1,574,508	61,950	164,400	—	8,917,504	9	—	(61,759)	(61,750)
Issuance of common stock upon exercise of stock options	—	—	—	—	6,936	—	9	—	9
Stock-based compensation expense	—	—	—	—	—	—	723	—	723
Accretion of redeemable convertible preferred stock to redemption value	—	26,402	—	—	—	—	(732)	(25,670)	(26,402)
Net loss	—	—	—	—	—	—	—	(1,730)	(1,730)

Balances at June 30, 2018	1,574,508	$88,352	164,400	—	8,924,440	9	—	(89,159)	(89,150)
Issuance of common stock upon IPO	—	—	3,125,000	3	—	—	48,597	—	48,600
Conversion of preferred stock to common stock upon IPO	(1,574,508)	(88,352)	—	—	12,596,064	13	88,339	—	88,352
Transfer of Class B common stock to Class A common stock	—	—	1,594,900	2	(1,594,900)	(2)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	146,114	—	276	—	276
Issuance of common stock upon vesting of restricted stock units	—	—	64,775	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,586	—	2,586
Net loss	—	—	—	—	—	—	—	(3,808)	(3,808)

Balances at September 30, 2018	—	—	4,949,075	$5	20,071,718	$20	$139,798	$(92,967)	$46,856

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,183)	$(6,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,593	954
Stock-based compensation expense	9,257	3,876
Noncash interest expense	—	14
Provision for bad debt	479	—
Deferred rent	(79)	319
Changes in operating assets and liabilities:
Accounts receivable	(12,927)	(7,095)
Prepaid expenses and other current assets	(1,754)	(1,052)
Other assets	(2)	—
Accounts payable	6,532	2,394
Accrued expenses and other current liabilities	3,414	1,367
Deferred revenue	127	83

Net cash provided by (used in) operating activities	457	(6,006)

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(2,198)	(2,476)

Net cash used in investing activities	(2,198)	(2,476)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	52,313
Proceeds from exercise of stock options	2,056	853
Proceeds from borrowings on line of credit	—	22,729
Repayments of borrowings on line of credit	—	(24,729)
Repayments of term loan	—	(2,625)
Payments of initial public offering costs	—	(3,713)

Net cash provided by financing activities	2,056	44,828

Net increase in cash, cash equivalents and restricted cash	315	36,346
Cash, cash equivalents and restricted cash at beginning of period	41,884	2,613

Cash, cash equivalents and restricted cash at end of period	$42,199	$38,959

Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable	$—	$351
Conversion of convertible preferred stock to common stock	$—	$88,352
Accretion of redeemable convertible preferred stock to redemption value	$—	$37,415

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

EverQuote, Inc. (the “Company”) was incorporated in the state of Delaware in 2008. Through its internet websites, the Company operates an online marketplace for consumers shopping for auto, home and renters, life, and health insurance. The Company generates revenue by selling consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States.

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

The accompanying condensed financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $6.2 million for the nine months ended September 30, 2019 and $13.8 million for the year ended December 31, 2018. As of September 30, 2019, the Company had an accumulated deficit of $106.1 million. The Company has primarily funded its operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, cash flows from operations and proceeds from the Company’s IPO. As of November 7, 2019, the issuance date of the interim financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the interim financial statements, without considering available borrowings under the Company’s revolving line of credit.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The balance sheet at December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2019 and results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018 have been made. The Company’s results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019 or any other interim period.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the three months ended September 30, 2019, one customer represented 23% of total revenue. For the nine months ended September 30, 2019, two customers represented 21% and 11% of total revenue. For the three months ended September 30, 2018, one customer represented 22% of total revenue. For the nine months ended September 30, 2018, one customer represented 20% of total revenue. As of September 30, 2019, three customers accounted for 18%, 11% and 10% of the accounts receivable balance. As of December 31, 2018, two customers accounted for 12% and 11% of the accounts receivable balance.

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

The Company’s cash equivalents of $23.1 million and $22.7 million as of September 30, 2019 and December 31, 2018, respectively, consisting of money market funds, are carried at fair value based on Level 1 inputs. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Direct channels	95%	92%	94%	89%
Indirect channels	5%	8%	6%	11%

	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Automotive	$57,306	$35,900	$152,108	$107,334
Other	9,806	5,848	22,904	16,236

Total Revenue	$67,112	$41,748	$175,012	$123,570

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At September 30, 2019, the Company had not capitalized any costs to obtain any of its contracts.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.6 million and $1.4 million as of September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019, the Company recognized revenue of $1.1 million that was included in the contract liability balance (deferred revenue) at December 31, 2018. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, increasing downloads of its social safe-driving mobile app, EverDrive, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive income (loss). During the three months ended September 30, 2019 and 2018, advertising expense totaled $46.2 million and $29.2 million, respectively. During the nine months ended September 30, 2019 and 2018, advertising expense totaled $123.5 million and $87.7 million, respectively.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. Management reviews accounts receivable on a periodic basis and reserves for receivables in the Company’s allowance for doubtful accounts on a specific identification basis when they are determined to be uncollectible. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance. The Company had no allowance for doubtful accounts as of September 30, 2019 and December 31, 2018, as the Company deemed all amounts to be collectible. During the three and nine months ended September 30, 2019, the Company reserved for and wrote off $0.1 million and $0.5 million, respectively, of uncollectible accounts.

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

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued employee compensation and benefits	$2,795	$1,369
Accrued advertising expenses	1,964	919
Other current liabilities	1,754	811

	$6,513	$3,099

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

Under the 2018 Loan Modification, the Company is subject to specified affirmative and negative covenants until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions. In addition, pursuant to the 2018 Loan Modification, the Company is required to maintain a financial performance covenant: a minimum asset coverage ratio of 1.5 to 1, calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events which would meet the criteria of a default under the 2018 Loan Modification include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. As of September 30, 2019 and December 31, 2018, the Company was in compliance with all covenants related to the revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

As of September 30, 2019 and December 31, 2018, the Company had no amounts outstanding on the revolving line of credit and $11.0 million was available for borrowing.

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

2018 Equity Incentive Plan

The Company’s 2018 Plan became effective on June 27, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares of Class A common stock (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,261,257 shares effective as of January 1, 2019 in accordance with the provisions of the 2018 Plan described above. As of September 30, 2019, 1,052,977 shares remain available for future grants under the 2018 Plan.

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

Award Issuances

During the nine months ended September 30, 2019, the Company granted 1,200,988 service-based RSUs with a weighted average grant date fair value of $9.75 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$52	$12	$139	$29
Sales and marketing	991	607	2,676	1,277
Research and development	1,061	858	2,914	1,150
General and administrative	1,165	1,109	3,528	1,420

	$3,269	$2,586	$9,257	$3,876

As of September 30, 2019, unrecognized compensation expense related to unvested options and RSUs was $37.0 million, which is expected to be recognized over a weighted average period of 4.8 years. The Company also had 86,500 unvested RSUs with an aggregate grant-date fair value of $1.6 million that contain service-based and performance-based vesting conditions for which performance has not been deemed probable and therefore the Company has not yet recorded expense. The performance RSUs vest in three equal annual installments upon the achievement of certain Company-specific goals and continued service in each of the next three years.

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

Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of September 30, 2019 and December 31, 2018, the Company had a deferred rent liability of $1.2 million.

During the three months ended September 30, 2019 and 2018, the Company recorded rent expense of $0.6 million and $0.5 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded rent expense of $1.8 million and $1.6 million, respectively.

As of September 30, 2019 and December 31, 2018, the Company maintained security deposits of $0.4 million with the landlords of its leases, which amounts are included in other assets on the Company’s balance sheet.

Future minimum lease payments under the operating leases as of September 30, 2019 are as follows (in thousands):

Year Ending December 31,
2019 (Remaining three months)	$611
2020	2,573
2021	2,659
2022	2,502
2023	2,534
Thereafter	1,922

$12,801

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

Through September 30, 2019 and December 31, 2018, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2019 and December 31, 2018.

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

On August 5, 2019, the Company filed a motion to dismiss the amended complaint. Plaintiffs filed a memorandum in opposition to the Company’s motion to dismiss on September 23, 2019 and the Company filed a reply memorandum on October 23, 2019.

The Company and the individual defendants deny any liability or wrongdoing and intend to vigorously defend all claims asserted.

The Company, from time to time, is subject to legal proceedings and claims that arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to any such actions should not have a material adverse effect on the Company’s results of operations of financial position. As of September 30, 2019 and December 31, 2018, the Company does not have any contingency reserves established for any litigation liabilities.

8. Net Income (Loss) per Share

The Company has two classes of common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. As a result, basic and diluted net income (loss) per share of Class A common stock and

Class B common stock are equivalent. Basic and diluted net income (loss) per share available (attributable) to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic net income (loss) per share:
Numerator:
Net income (loss)	$173	$(3,808)	$(6,183)	$(6,866)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(37,415)

Net income (loss) available (attributable) to common stockholders	$173	$(3,808)	$(6,183)	$(44,281)

Denominator:
Weighted average common shares outstanding - basic	25,910,291	24,595,102	25,596,424	14,187,261

Net income (loss) per share available (attributable) to common stockholders - basic	$0.01	$(0.15)	$(0.24)	$(3.12)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$173	$(3,808)	$(6,183)	$(6,866)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(37,415)

Net income (loss) available (attributable) to common stockholders	$173	$(3,808)	$(6,183)	$(44,281)

Denominator:
Weighted average common shares outstanding - basic	25,910,291	24,595,102	25,596,424	14,187,261
Dilutive effect of common stock equivalents	2,696,993	—	—	—

Weighted average common shares outstanding - diluted	28,607,284	24,595,102	25,596,424	14,187,261

Net income (loss) per share available (attributable) to common stockholders - diluted	$0.01	$(0.15)	$(0.24)	$(3.12)

For the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018, the Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018 because including them would have had an anti-dilutive effect:

	September 30,
	2019	2018
Options to purchase common stock	3,042,559	3,908,922
Unvested restricted stock units	3,056,392	2,280,993

	6,098,951	6,189,915

For the three months ended September 30, 2019, the Company excluded 95,449 weighted average common stock options from the computation of diluted net income per share because they had an anti-dilutive impact as the proceeds under the treasury stock method were in excess of the average fair market value for the period.

9. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.2 million and $0.1 million during the three months ended September

30, 2019 and 2018, respectively, and contributed $0.4 million and $0.3 million during the nine months ended September 30, 2019 and 2018, respectively.

10. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals and to a lesser extent a small amount of office space. During the three months ended September 30, 2019 and 2018, the Company recorded expense of $1.6 million and $2.2 million, respectively, related to these arrangements. During the three months ended September 30, 2019 and 2018, the Company paid $1.3 million and $2.0 million, respectively, related to these arrangements. During the nine months ended September 30, 2019 and 2018, the Company recorded expense of $4.2 million and $6.6 million, respectively, related to these arrangements. During the nine months ended September 30, 2019 and 2018, the Company paid $4.2 million and $7.0 million, respectively, related to these arrangements. As of September 30, 2019 and December 31, 2018, amounts due to related-party affiliates totaled $1.1 million and $1.0 million, respectively, which were included in accounts payable and accrued expenses on the balance sheets.

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

Since our founding in 2011, our core mission has been to make finding insurance easy and more personal, saving consumers and insurance providers time and money. We are working to build the largest and most trusted online insurance marketplace in the world. In pursuing this goal, we have consistently innovated through our disruptive data driven approach. Highlights of our history of innovation include:

•	In 2011, we launched the EverQuote marketplace for auto insurance.

•	In 2013, we launched EverQuote Pro, our provider portal, for carriers.

•	In 2015, we launched EverQuote Pro for agents.

•	In 2016, we added home and life insurance in our marketplace and launched EverDrive, our social safe-driving mobile app.

•	In 2017, we reached 500,000 downloads of EverDrive.

•	In 2018, we exceeded 46 million cumulative quote requests since launch of our marketplace.

•	In 2019, we added health and renters insurance in our marketplace.

•	In 2019, we announced our partnership with Bold Penguin to add commercial insurance in our marketplace.

In the three months ended September 30, 2019 and 2018, our total revenue was $67.1 million and $41.7 million, respectively, representing year-over-year growth of 60.8%. We had net income of $0.2 million for the three months ended September 30, 2019 and a net loss of $3.8 million for the three months ended September 30, 2018, and had $3.9 million and $(1.0) million in adjusted EBITDA for the three months ended September 30, 2019 and 2018, respectively. In the nine months ended September 30, 2019 and 2018, our total revenue was $175.0 million and $123.6 million, respectively, representing year-over-year growth of 41.6%. We had net losses of $6.2 million and $6.9 million for the nine months ended September 30, 2019 and 2018, respectively, and had $4.1 million and $(2.0) million in adjusted EBITDA for the nine months ended September 30, 2019 and 2018, respectively. See the section titled “—Non-

GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

Factors Affecting Our Performance

We believe that our performance and future growth depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”

Auto Insurance Industry Risk

We derive a significant portion of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. For example, in 2016, the U.S. commercial auto insurance industry experienced its worst underwriting performance in 15 years, with higher loss ratios that were driven by both adverse claim severity and frequency trends. Factors contributing to these trends include increased miles driven, greater incidence of distracted driving-related accidents, higher physical damage losses and repair costs due to more complex and sophisticated automobile parts and higher bodily injury costs from more serious accidents. As a result, our auto insurance carrier customers reduced marketing spend and cost per sale targets the following year, ultimately impacting our revenue growth in the auto insurance vertical in 2017.

Shift from indirect to direct distribution channels

We have shifted the majority of our revenue from our indirect channel, consisting of aggregators and media networks, to our direct channel, consisting of carriers and agents. This shift has been an important part of our maturity and evolution. The benefits of direct distribution include improved consumer experience, higher pricing per referral, improved pricing stability, greater revenue predictability, richer data feedback, better performance and stronger relationships with providers and consumers. In 2018, direct distribution accounted for 90% of total revenue. In the three and nine months ended September 30, 2019, direct distribution accounted for 95% and 94%, respectively, of total revenue.

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

Variable Marketing Margin

Beginning in the first quarter of 2019, we revised our definition of variable marketing margin, or VMM, as revenue, as reported in our statements of operations and comprehensive income (loss), less advertising costs (a component of sales and marketing expense, as reported in our statements of operations and comprehensive income (loss)). We use VMM to measure the efficiency of individual advertising and consumer acquisition sources and to make trade-off decisions to manage our return on advertising. We do not use VMM as a measure of profitability.

Our VMM was $20.9 million and $12.6 million for the three months ended September 30, 2019 and 2018, respectively, and $51.5 million and $35.8 million for the nine months ended September 30, 2019 and 2018, respectively. Under our previous definition of VMM, our VMM for the three and nine months ended September 30, 2018 was $12.9 million and $37.4 million, respectively, as advertising costs used in our previously defined VMM calculation excluded advertising costs related to our EverDrive app and advertising costs not related to obtaining quote requests. Under our previous definition of VMM, VMM was a non-GAAP financial measure that we reconciled to revenue less advertising costs. As our new definition of VMM is revenue less advertising costs, VMM is no longer a non-GAAP measure.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, interest income and expense and the provision for (benefit from) income taxes. Adjusted EBITDA is a non-GAAP financial measure that we present in this Quarterly Report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, adjusted EBITDA may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non-GAAP Financial Measure”.

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

We recognize revenue from consumer referrals at the time of delivery. Our revenue is comprised of consumer referral fees from the automotive and other insurance verticals, which includes home and renters, life, and health insurance verticals, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Automotive	$57,306	$35,900	$152,108	$107,334
Other	9,806	5,848	22,904	16,236

Total Revenue	$67,112	$41,748	$175,012	$123,570

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

Other Income (Expense)

Other income (expense) consists of interest income and expense and other income. Interest income consists of interest earned on invested cash balances. Interest expense consists of interest expense associated with outstanding borrowings under our loan and security agreements and the amortization of deferred financing costs and debt discount associated with such arrangements. See “—Liquidity and Capital Resources.” Other income consists of miscellaneous income unrelated to our core operations.

Income Taxes

We have not recorded income tax expense (benefit) for the net income (losses) we have incurred in the three or nine months ended September 30, 2019 and 2018 or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2018, we had federal net operating loss carryforwards of $21.6 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $12.6 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2018, we had state net operating loss carryforwards of $18.2 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $2.7 million and $1.4 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

Adjusted EBITDA. We define adjusted EBITDA as our net income (loss), excluding the impact of stock-based compensation expense; depreciation and amortization expense; interest income and expense; and our provision for (benefit from) income taxes. The most directly comparable GAAP measure to adjusted EBITDA is net income (loss). We monitor and present in this Quarterly Report on Form 10-Q adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

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

The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income (loss)	$173	$(3,808)	$(6,183)	$(6,866)
Stock-based compensation	3,269	2,586	9,257	3,876
Depreciation and amortization	588	342	1,593	954
Interest (income) expense, net	(168)	(128)	(536)	68

Adjusted EBITDA	$3,862	$(1,008)	$4,131	$(1,968)

Results of Operations Comparison of the Three and Nine Months Ended September 30, 2019 and 2018 The following table sets forth our results of operations for the periods shown:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Statement of Operations Data:
Revenue(1)	$67,112	$41,748	$175,012	$123,570

Cost and operating expenses(2):
Cost of revenue	4,052	3,115	11,222	8,603
Sales and marketing	53,212	35,150	143,358	105,105
Research and development	5,596	4,123	14,685	9,918
General and administrative	4,334	3,296	12,641	6,742

Total cost and operating expenses	67,194	45,684	181,906	130,368

Loss from operations	(82)	(3,936)	(6,894)	(6,798)
Other income (expense):
Interest income (expense), net	168	128	536	(68)
Other income	87	—	175	—

Total other income (expense), net	255	128	711	(68)

Net income (loss)	$173	$(3,808)	$(6,183)	$(6,866)

Other Financial and Operational Data:
Quote requests	5,516	3,044	14,148	9,519
Variable marketing margin	$20,912	$12,551	$51,480	$35,835
Adjusted EBITDA(3)	$3,862	$(1,008)	$4,131	$(1,968)

(1) Comprised of revenue from the following distribution channels:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Direct channels	95%	92%	94%	89%
Indirect channels	5%	8%	6%	11%

	100%	100%	100%	100%

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of revenue	$52	$12	$139	$29
Sales and marketing	991	607	2,676	1,277
Research and development	1,061	858	2,914	1,150
General and administrative	1,165	1,109	3,528	1,420

	$3,269	$2,586	$9,257	$3,876

(3)	See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and a reconciliation of such measure to the comparable GAAP financial measure.

            Revenue:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$67,112	$41,748	$25,364	60.8%	$175,012	$123,570	$51,442	41.6%

The increase in revenue in the three months ended September 30, 2019 was due to an increase of $21.4 million and $4.0 million from our automotive and other insurance marketplace verticals, respectively. The increase in revenue in the nine months ended September 30, 2019 was due to an increase of $44.8 million and $6.7 million from our automotive and other insurance marketplace verticals, respectively. The increases in revenue from our automotive and other marketplace verticals in both the three and nine month periods were primarily due to an increase in quote requests resulting from increased advertising to attract consumers, partially offset by a decline in revenue per quote request due to a decrease in the average number of consumer referrals per quote request.

Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$4,052	$3,115	$937	30.1%	$11,222	$8,603	$2,619	30.4%
Percentage of revenue	6.0%	7.5%			6.4%	7.0%

Cost of revenue increased in the three and nine months ended September 30, 2019 primarily due to increased third-party call center costs of $0.5 million and $1.8 million, respectively, due primarily to increased volume of call referrals. Cost of revenue also increased in the three and nine months ended September 30, 2019 due to increased hosting costs of $0.3 million and $0.7 million, respectively, due primarily to expenditures related to continued improvements in our marketplace infrastructure.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing expense	$53,212	$35,150	$18,062	51.4%	$143,358	$105,105	$38,253	36.4%
Percentage of revenue	79.3%	84.2%			81.9%	85.1%

Sales and marketing expenses increased in the three and nine months ended September 30, 2019 primarily due to an increase in advertising expenditures of $17.0 million and $35.8 million, respectively, and an increase in personnel-related costs of $0.8 million and $2.3 million, respectively. Personnel-related costs for the three months ended September 30, 2019 and 2018 included stock-based compensation expense of $1.0 million and $0.6 million, respectively. Personnel-related costs for the nine months ended September 30, 2019 and 2018 included stock-based compensation expense of $2.7 million and $1.3 million, respectively.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development expense	$5,596	$4,123	$1,473	35.7%	$14,685	$9,918	$4,767	48.1%
Percentage of revenue	8.3%	9.9%			8.4%	8.0%

Research and development expenses in the three and nine months ended September 30, 2019 increased primarily due to an increase in personnel-related costs as a result of our continued hiring of research and development employees to further develop and enhance our marketplace websites and technology and to increased stock-based compensation expense. Personnel-related costs for the three months ended September 30, 2019 and 2018 included stock-based compensation expense of $1.1 million and $0.9 million, respectively. Personnel-related costs for the nine months ended September 30, 2019 and 2018 included stock-based compensation expense of $2.9 million and $1.2 million, respectively.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative expense	$4,334	$3,296	$1,038	31.5%	$12,641	$6,742	$5,899	87.5%
Percentage of revenue	6.5%	7.9%			7.2%	5.5%

General and administrative expenses increased in the three months ended September 30, 2019 primarily due to an increase in professional and consultant fees. Professional and consultant fees increased by $0.8 million for the three months ended September 30, 2019 primarily due to an increase in legal fees and accounting and other consulting services to support the costs of compliance associated with being a publicly traded company. General and administrative expenses increased in the nine months ended September 30, 2019 primarily due to an increase in personnel-related costs and professional and consultant fees and an increase in insurance and other costs. Personnel-related costs for the nine months ended September 30, 2019 increased by $2.8 million. Personnel-related costs for the nine months ended September 30, 2019 and 2018 included stock-based compensation expense of $3.5 million and $1.4 million, respectively. Professional and consultant fees increased by $2.0 million for the nine months ended September 30, 2019 primarily due to an increase in legal fees and other consulting services to support the costs of compliance associated with being a publicly traded company. Insurance and other costs increased by $1.2 million in the nine months ended September 30, 2019, primarily as a result of write-offs of $0.5 million of uncollectable accounts receivable and increased insurance costs associated with operating as a public company.

Other Income (Expense)

Interest income was $0.2 million and $0.1 million in the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.1 million in the nine months ended September 30, 2019 and 2018, as a result of investing proceeds from our initial public offering, or IPO, in July 2018. Interest expense was $0.2 million in the nine months ended September 30, 2018, due to outstanding borrowings under our revolving line of credit, which we repaid in July 2018.

Quote requests

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands except percentages)				(in thousands except percentages)
Quote requests	5,516	3,044	2,472	81.2%	14,148	9,519	4,629	48.6%

Quote requests increased for the three and nine months ended September 30, 2019 due to increased spending on advertising as well as improvements in our traffic acquisition.

Variable Marketing Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$67,112	$41,748			$175,012	$123,570
Less: total advertising expense (a component of sales and marketing expense)	46,200	29,197			123,532	87,735

Variable marketing margin	$20,912	$12,551	$8,361	66.6%	$51,480	$35,835	$15,645	43.7%

Percentage of revenue	31.2%	30.1%			29.4%	29.0%

The increase in variable marketing margin was due primarily to an increased volume of quote requests. In the first quarter of 2019, we changed our definition of variable marketing margin. See the section titled “—Key Business Metrics—Variable Marketing Margin”.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, cash flows from operations and proceeds from our IPO. As of September 30, 2019, we had cash and cash equivalents of $41.9 million and availability of $11.0 million under our revolving line of credit.

Borrowings under our revolving line of credit are collateralized by substantially all of our assets and property. Additionally, we are subject to affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events of default under our revolving line of credit include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse events with respect to us. In the event of a default, the lender may declare all borrowings immediately due and payable. As of September 30, 2019, we were in compliance with all covenants related to our revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$457	$(6,006)
Net cash used in investing activities	(2,198)	(2,476)
Net cash provided by financing activities	2,056	44,828

Net increase in cash, cash equivalents and restricted cash	$315	$36,346

Net cash provided by (used in) operating activities

During the nine months ended September 30, 2019, operating activities provided $0.5 million of cash, primarily resulting from our net loss of $6.2 million being offset entirely by net non-cash charges of $11.3 million, partially offset by net cash used by changes in our operating assets and liabilities of $4.6 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $12.9 million increase in accounts receivable and a $1.8 million increase in prepaid expenses and other current assets, both partially offset by an aggregate $9.9 million increase in accounts payable and accrued expenses and other current liabilities.

During the nine months ended September 30, 2018, operating activities used $6.0 million of cash, primarily resulting from our net loss of $6.9 million and net cash used by changes in our operating assets and liabilities of $4.3 million, partially offset by net non-cash charges of $5.2 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of a $7.1 million increase in accounts receivable and a $1.1 million increase in prepaid expenses and other current assets, both partially offset by an aggregate $3.8 million increase in accounts payable and accrued expenses and other current liabilities.

Changes in our operating assets and liabilities in both periods were generally due to growth in our business, timing of customer and vendor invoicing and payments.

Net cash used in investing activities

Net cash used in investing activities was $2.2 million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively, due to the acquisition of property and equipment, which included the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs.

Net cash provided by financing activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $2.1 million, consisting of proceeds received from the exercise of common stock options.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

On August 5, 2019, we filed a motion to dismiss the amended complaint. Plaintiffs filed a memorandum in opposition to our motion to dismiss on September 23, 2019 and we filed a reply memorandum on October 23, 2019.

We and the individual defendants deny any liability or wrongdoing and intend to vigorously defend all claims asserted.

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

If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of quote requests generated by consumer traffic varies and can decline from to time. For example, quote requests decreased from 3,457,000 in the three months ended March 31, 2018 to 3,018,000 in the three months ended June 30, 2018, increased to 3,044,000 in the three months ended September 30, 2018, increased to 3,284,000 in the three months ended December 31, 2018, increased to 4,113,000 in the three months ended March 31, 2019, increased to 4,519,000 in the three months ended June 30, 2019 and increased to 5,516,000 in the three months ended September 30, 2019. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer quote requests.

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

Sales to Progressive Casualty Insurance Company accounted for 19% of our revenue for the year ended December 31, 2018 and 21% of our revenue for the nine months ended September 30, 2019, and sales to Government Employees Insurance Company accounted for 10% of our revenue for the year ended December 31, 2018 and 11% of our revenue for the nine months ended September 30, 2019. These customers made purchases from us under short-term agreements and may cease doing business with us at any time with no notice. As a result, we have no assurances that these customers will continue to purchase from us at their historical levels or at all. If these customers were to reduce their levels of purchases from us or discontinue their relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

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

Without an innovative marketplace and related product and service offerings, we may be unable to attract additional consumers or retain current consumers, which could adversely affect our ability to attract and retain insurance providers who want to participate in our marketplace, which could, in turn, harm our business and financial results. In addition, while we have historically concentrated our efforts on the automobile insurance market, we will need to penetrate additional vertical markets, such as home and renters, life, and health insurance, in order to achieve our long-term growth goals. Our success in the automobile insurance market depends on our deep understanding of this industry. In order to penetrate new vertical markets, we will need to develop a similar understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources and we may not be successful. In addition, these new vertical markets may have specific risks associated with them. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate and our financial condition could suffer.

Our business is substantially dependent on revenue from automotive insurance providers and subject to risks related to automotive insurance and the larger automotive industry. Our business may also be adversely affected by downturns in the home and renters, life, and health insurance industries.

A substantial majority of the insurance purchased through our marketplace is automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 86% of our total revenue for the year ended December 31, 2018 and 87% of our total revenue for the nine months ended September 30, 2019. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. In addition, consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected and may be affected by negative trends in the broader economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment.

We are also dependent upon the economic success of the home and renters, life, and health insurance industries. Declines in demand for home, life, health and renters insurance could cause fewer consumers to use our product offerings to shop for such policies. Downturns in any of these markets, which could be caused by a downturn in the economy at large, could materially adversely affect our business.

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

We have incurred net losses in the past and have never generated net income on an annual basis. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to expand into new verticals, enhance our brand awareness, hire additional employees, consider expanding outside of the United States and improve our technology and infrastructure capabilities. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue and margins sufficiently to offset these higher expenses. We incur significant expenses in acquiring consumers, developing our technology and marketing the products and services we offer. Our costs also may increase due to our continued new product development and general administrative expenses, such as legal and accounting expenses related to being a public company. If we fail to increase our revenue or manage these additional costs, we may continue to incur losses in the future.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control. Our results may vary as a result of fluctuations in the number of consumers and insurance providers using our marketplace and the size and seasonal variability of the marketing budgets of our insurance provider customers. In addition, the auto, home and renters, life, and health insurance industries are each subject to their own cyclical trends and uncertainties. Fluctuations and variability across these different verticals may affect our revenue. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

Our past growth may not be indicative of our future growth, and our revenue growth rate may decline in the future.

Our revenue grew from $96.8 million in 2015 to $122.8 million in 2016, to $126.2 million in 2017 and to $163.3 million in 2018, increases of 26.8%, 2.8% and 29.4%, respectively. Our revenue grew from $41.7 million for the three months ended September 30, 2018 to $67.1 million for the three months ended September 30, 2019 and from $123.6 million for the nine months ended September 30, 2018 to $175.0 million for the nine months ended September 30, 2019, increases of 60.8% and 41.6%, respectively. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

As of September 30, 2019, we had $11.0 million available for borrowing under our revolving line of credit with Western Alliance Bank, and in the future we could incur indebtedness beyond our revolving line of credit.

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

We assess customer insurance needs, collect customer contact information and provide other product offerings, which results in us receiving personal information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect individual privacy and the privacy and security of personal information. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the insurance providers who use our marketplace violate applicable laws and regulations. For example, the California Consumer Privacy Act, or CCPA, goes into effect on January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as the word is broadly defined in the law) and places increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA will require covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers a new right to opt-out of certain sales or transfers of personal information, and provide consumers with a new cause of action for certain data breaches. On October 10, 2019, the California Attorney General released and initiated a comment period regarding proposed CCPA regulations. The CCPA requires that the Attorney General adopt regulations by July 1, 2020, and authorizes the Attorney General to bring enforcement actions for violations beginning July 1, 2020. The CCPA may have a substantial negative impact our business activities and increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.

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

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $25.22 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through September 30, 2019. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 90.1% of the voting power of our capital stock as of September 30, 2019; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held approximately 75.2% of the voting power of our capital stock as of that date. This concentration of voting power will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate approximately 90.1% of the voting power of our capital stock as of September 30, 2019; and Link Ventures, directly or through a voting agreement pursuant to which each of Seth Birnbaum and Tomas Revesz, along with one other stockholder, have agreed to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 75.2% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers to trusts and individual retirement accounts. In addition, all shares of Class B common stock will be required to convert to Class A common stock upon the election of a majority by voting power of the outstanding Class B common stock. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares.

Our status as a “controlled company” could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

More than 50% of our voting power is held by entities affiliated with Link Ventures. As a result, we are a “controlled company” under the rules of the Nasdaq Stock Market. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, will be exempt from certain corporate governance requirements, including requirements that:

•	a majority of the board of directors consist of independent directors;

•

director nominees be selected or recommended for the board’s selection by independent directors constituting a majority of the independent directors or by a nominations committee with prescribed duties and a written charter and comprised solely of independent directors; and

•	the board of directors maintain a compensation committee with prescribed duties and a written charter and comprised solely of independent directors.

We have availed ourselves of certain of these exemptions and, for so long as we qualify as a “controlled company,” we will maintain the option to utilize from time to time some or all of these exemptions. For example, we do not have a compensation committee or nominations committee, and director nominees might not be selected or recommended for the board’s selection by a qualifying nominations committee or by independent directors constituting a majority of the independent directors. Accordingly, should the interests of Link Ventures differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq Stock Market corporate governance standards. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

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

In addition to our outstanding Class A common stock, as of September 30, 2019, there were 1,152,346 shares of Class A common stock subject to outstanding options, 1,890,213 shares of either Class A common stock or Class B common stock subject to outstanding options, 3,056,392 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 1,052,977 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 11,355,601 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of September 30, 2019, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Our initial public offering of Class A common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-225379) that was declared effective by the Securities and Exchange Commission, or SEC, on June 27, 2018. The net offering proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, were $48.6 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. As of September 30, 2019, we estimate that we have used approximately $18.4 million of the net proceeds from our IPO for general corporate purposes and capital expenditures, including $7.0 million to repay amounts outstanding under our revolving line of credit with Western Alliance Bank, which revolving line of credit remains open for borrowings of up to $11.0 million. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018.

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

EVERQUOTE, INC.

Date: November 7, 2019	By:	/s/ Seth Birnbaum
Seth Birnbaum President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ John Wagner
John Wagner Chief Financial Officer and Treasurer (Principal Financial Officer)