Form 10-K
period 2019-12-31
EverQuote, Inc.
filed 2020-03-13
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s Class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 28, 2019, the aggregate market value of its Class A common stock and Class B common stock (based on a closing price of $13.00 per share on June 28, 2019 as reported on the Nasdaq Global Market) held by non-affiliates was approximately $143,200,941.

As of February 29, 2020, the registrant had 16,354,278 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 10,420,181 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We operate a leading online marketplace for insurance shopping, connecting consumers with insurance providers. Our goal is to reshape insurance shopping for consumers and improve the way insurance providers, which we view as including both carriers and agents, attract and connect with customers shopping for insurance. With over 11 million consumer visits per month, our results-driven marketplace, powered by our proprietary data and technology platform, matches and connects consumers seeking to purchase insurance with relevant options from our network of insurance providers, saving consumers and providers time and money.

Consumers may view insurance as a simple commodity with standard pricing. Finding the right insurance product, however, is often challenging for consumers, who face limited online options, complex, variable and opaque pricing, and myriad coverage configurations. We present consumers with a single starting point for a comprehensive and cost-effective insurance shopping experience. Our marketplace reduces the time consumers spend searching across multiple sites by delivering broader and more relevant results than consumers may find on their own. Our service is free for consumers, and we derive our revenue from sales of consumer referrals to insurance providers. In consumer surveys we have conducted, consumers purchasing auto insurance policies from referrals made through our marketplace reported average annual premium savings of $610, and we estimate providers have sourced over 7 million auto insurance policies through EverQuote as of December 31, 2019. Based on this data, we believe we have saved consumers purchasing auto insurance more than $4 billion as of December 31, 2019.

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

The EverQuote platform is powered by data science. Our rich data assets and proprietary algorithms efficiently attract consumers, match them with relevant insurance providers and drive our overall business model. These assets include approximately 2 billion consumer-submitted data points, derived from over 65 million quote requests and 178 billion ad impressions acquired through $664 million in cumulative advertising spend through December 31, 2019. We utilize our data assets throughout our business, from advertising and consumer acquisition to the innovation of new consumer and provider experiences, as well as to guide our strategic direction. As our data assets grow, our algorithms become more powerful. We believe our data science capabilities give us a significant competitive advantage.

Our marketplace benefits from significant network effects. As we attract more consumers to our platform, we collect more data to improve user experiences, which in turn improves conversion rates. The combination of these factors increases consumer traffic while reducing acquisition costs, leading to more quote requests for our insurance provider customers. Increased quote requests, combined with quote and bind feedback, improve providers’ advertising and marketing efficiency in our marketplace, resulting in more providers and provider spend. More providers and provider spend enable us to attract more consumers, generating more data.

We have scaled our business in a capital-efficient manner, growing our company with less than $10 million of equity raised to finance our business, prior to becoming a public company, to revenue of over $125 million in 2017. Our revenue grew from $61.9 million in 2014 to $248.8 million in 2019, representing a compound annual growth rate of 32%. In 2018 and 2019, our total revenue was $163.3 million and $248.8 million, respectively, representing year-over-year growth of 52%. We had net losses of $13.8 million and $7.1 million in 2018 and 2019, respectively.

Industry Overview

Insurance is a highly fragmented and competitive business, and one of the largest segments of the United States economy. There are over 2,000 insurance carriers and 100,000 insurance agencies in the United States, and in 2019, they collectively issued policies representing over $2 trillion in in premiums. Based on data from S&P Global Market Intelligence; SNL Insurance Data and a study we commissioned by Stax Inc., we estimate automotive, home and renters, life, health and commercial insurance account for approximately 70% of the advertising dollars spent by these insurance carriers.

Insurance marketing spend is large and evolving

To capture new policies and retain existing customers, insurance providers advertise across a broad range of online and offline marketing channels, devoting significant resources to sales and distribution. Separately, the internet has become increasingly influential in consumer insurance shopping. While insurance providers have been reallocating marketing spend from traditional media sources to online media channels, we believe the shift of marketing budgets online continues to lag the shift in consumer behavior.

Based on carrier online advertising and agent marketing spend, we estimate that we have an immediate opportunity in excess of $5.6 billion per year, with a total addressable market of $146.1 billion annually. Given the continued shift toward online channels over traditional media and the ongoing growth in agency commissions, we expect our immediate opportunity to expand in the future. For example, U.S. insurance carriers spent $146.1 billion in marketing and distribution in 2019, consisting of $130.5 billion in commissions to agents and $15.6 billion in direct advertising, according to data from S&P Global Market Intelligence; SNL Insurance Data and a study we commissioned by Stax Inc. Based on these same sources, online insurance advertising spend of North American insurance carriers was $5.6 billion in 2019 and is estimated to grow more than 16% annually through 2024. We believe that carriers will continue to shift advertising dollars online in order to capitalize on the superior marketing characteristics of digital channels.

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

Insurance agents are an essential and growing part of the industry landscape

Despite the rising number of consumers shopping online for insurance, insurance agents continue to play an important role in the insurance buying process.

We estimate there are approximately 100,000 agencies in the United States who sell insurance products across the auto, home and renters, life, health and commercial insurance markets. Based on information from a study we commissioned by Stax Inc. and from S&P Global Market Intelligence; SNL Insurance Data, these agents earned over $130 billion in commissions from carriers in 2019.

Market Opportunity

The challenges faced in the $146.1 billion insurance sales, marketing and distribution market create a significant opportunity for companies that can efficiently align consumers and providers. These challenges include:

Misalignment of providers and consumers creates an inefficient match between supply and demand

As a result of pricing and regulatory complexity, many insurance providers specialize in pre-determined sub-sets of consumers across products, sales, claims processing and support functions to optimize their business models for profitability and expected loss ratios. At the same time, consumers may struggle to make informed buying decisions due to the large number of providers, breadth of insurance products and services available, and opaque pricing and coverage options. The inability of insurance providers to attract only those consumers who match their optimal risk profiles, combined with the lack of comprehensive information for consumers, creates a supply and demand misalignment.

Complex, fragmented and opaque market for consumers

Selecting the right insurance provider is challenging for consumers, as there are more than 2,000 insurance carriers in the United States, each with different risk-assessment requirements, product offerings, and pricing. Consumers have distinct attributes and insurance needs and historically have lacked access to comprehensive tools to identify and connect with the right providers. Moreover, pricing for the same coverage can vary widely from one provider to another, and even across different sales channels within the same provider. While consumers seek competitive pricing, they are often unaware of pricing differences, the level of coverage needed for their particular circumstances, and any given insurance provider’s product strategies, strengths or offerings. These market conditions may lead to suboptimal shopping, significant inefficiencies for consumers and the need for expert advice and support to make informed decisions.

Inefficient advertising channels for insurance providers

Advertising for insurance providers is challenging and its effectiveness is limited by several factors:

•

Insurance providers require extensive information about demographic and behavioral attributes in order to determine pricing and the policy value of a given consumer. This information is either unavailable or unreliable for targeting through traditional online and offline channels. In addition, traditional channels lack the ability to identify and segment a provider’s existing customers, limiting the utility of these channels for retention.

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

Proprietary, data-driven technology platform

Our platform efficiently attracts consumers shopping for insurance to our websites and call center, which matches them to relevant providers for streamlined quoting. This enables us to maintain high levels of quality control and refer real-time quote requests to our insurance provider customers at the moment of the consumer’s purchase intent.

Bid

We advertise to consumers, under the EverQuote brand, as well as additional brands, across hundreds of online channels including internet search, email, social media and display advertising. Our algorithms efficiently manage millions of advertising impressions per day, utilizing insights from our proprietary data assets and A/B testing to optimize bids, advertising creatives and placements across channels. In order to attract high-quality consumers to our websites and mobile applications at optimal cost, we continuously analyze and test the effectiveness of our advertising and use automated dynamic adjustments to our traffic acquisition efforts. We store all of our advertising placement data in our central data warehouse and provide our analysts, data scientists and engineers with broad access to optimize our consumer acquisition activities.

Quote request

At the time of an online quote request, consumers submit approximately 10 to 50 items of data, depending on the type of insurance, representing the majority of data required by providers for matching, quoting and binding, and we provide returning consumers with the ability to submit subsequent quote requests without the need to re-enter all of their data. This information is securely exchanged with insurance providers at the moment of referral, enabling providers to produce quotes quickly, with minimal additional steps and information needs. In 2019, we matched and referred nearly 20 million online quote requests to insurance providers’ quoting and binding workflows.

In 2019, we expanded our definition of quote requests to include consumer quote requests we receive through offline channels such as telephone calls and quote requests submitted directly to third-party partners. Quote requests from telephone calls result from consumers dialing into one of our call center partners to request a quote. Once we receive a call from a consumer, that consumer is transferred to an insurance provider. These quote requests are different from our online quote requests because these consumers may never visit one of our websites or submit an online request for an insurance quote before being referred to an insurance provider. We do not receive or provide as much information about consumers whose quote requests originate from inbound telephone calls as opposed to online. Lastly, beginning in the first quarter of 2019, we started acquiring quote requests submitted to third-party partners as part of our verified partner network. Through our verified partner network, we acquire consumer quote requests that are submitted by consumers directly to select third parties. Quote requests acquired by us from third parties in our verified partner network contain substantially all the same information we obtain in our own online quote requests.

Bind

We combine consumer-submitted information and our internal data with proprietary machine learning algorithms to optimize matching and bind rates for consumers and insurance providers. Based on insurance provider feedback, we believe we are a large and efficient consumer acquisition and retention channel for our insurance provider customers. Based on phone surveys conducted by EverQuote in 2018 and 2019, of consumers that submitted quote requests, approximately 20% of these consumers purchased insurance from an insurance provider participating in our marketplace.

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

We also engage consumers offline through non-company branded television campaigns and consumer calls placed directly to a call center partner. When a consumer dials into one of our call center partners, the consumer is matched to an insurance provider based on attributes provided by the consumer. In addition, through our verified partner network, we acquire consumer quote requests that are submitted by consumers directly to select third parties. Quote requests acquired by us from third parties in our verified partner network contain substantially all the same information we obtain in our own online quote requests.

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

Our tools are designed to integrate with insurance providers’ internal workflows to minimize administrative burden, and can incorporate quote, bind and lifetime value feedback, enabling providers to evaluate and optimize their acquisition and retention campaigns through a single interface. We support the industry-standard web-based marketing, customer relationship management and referral management systems commonly used by insurance providers, allowing easy adoption of our platform.

Key benefits for consumers

We offer consumers a streamlined and personalized insurance buying experience, providing the following key benefits:

Saving time and money

We provide consumers with multiple relevant insurance product options based upon the information submitted by them at quote request, enabling them to save both time and money. In consumer surveys we have conducted, consumers purchasing auto insurance policies from referrals made through our marketplace reported average annual premium savings of $610. We estimate providers have sourced over 7 million auto insurance policies through EverQuote as of December 31, 2019. Based on this data, we believe we have saved consumers purchasing auto insurance more than $4 billion as of December 31, 2019.

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

Seamless online or offline handoff to quote or bind a policy

Our seamless consumer handoff integrations minimize the additional information required to provide a quote or bind a policy either online or offline. This reduces consumer shopping time, improves the consumer experience, and increases the likelihood of completing a purchase.

Key benefits for insurance providers

Based on insurance provider feedback, we believe we are a large and efficient consumer acquisition and retention channel for our insurance provider customers. We offer insurance providers the following key benefits:

Access to a high volume of in-market online consumers

We attract consumers seeking insurance from hundreds of online sources and a limited number of offline sources. For consumers visiting us online, we further validate purchase intent by requiring consumers to submit approximately 10 to 50 items of data in order to submit a quote request. We also provide returning consumers with the ability to submit subsequent quote requests without the need to re-enter all of their data. From 2014 to 2019, our annual quote requests grew from 2 million to 20 million. As a result, we are able to refer a high volume of high-intent consumers to our insurance provider partners.

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

Our Strengths

We believe that our competitive advantages are based on the following key strengths:

Results-driven marketplace for consumers

We efficiently match and connect consumers with relevant insurance providers for their specific circumstances and needs, reducing the time needed to compare providers and increasing the chance of purchasing insurance. Consumers receive options, enabling them to select the right insurance policy for their needs from our network of insurance providers. Our network includes an extensive array of insurance carriers, including many of the largest property and casualty carriers by premium volume as well as more than 7,000 insurance agencies. We believe that offering a personalized, comprehensive and provider-inclusive consumer experience has helped us to become a leading marketplace for online insurance shopping.

Disruptive data-driven approach

Our marketplace is powered by a proprietary data and technology platform that efficiently attracts insurance shoppers from a diverse and large array of sources, increases the bind rate for consumers, and we believe will drive down the cost of acquisition for providers over time. As of December 31, 2019, we employed over 140 analysts, data scientists and engineers who continually leverage our growing data assets to improve our capabilities. As of December 31, 2019, our data assets included approximately 2 billion consumer-submitted data points, derived from over 65 million quote requests and 178 billion ad impressions acquired through $664 million in advertising spend. We leverage our data assets to further improve the conversion rate of our referrals and matching efficiency, and to innovate new products for consumers and providers through rapid, test-driven development.

Powerful network effects

Our insurance marketplace benefits from significant network effects. As we attract more consumers to our platform, we collect more data to improve user experience, which in turn improves conversion rates, which we believe will improve consumer satisfaction. The combination of these factors has increased consumer traffic, leading to more quote requests for our insurance provider customers. Increased quote requests, combined with quote and bind feedback, improve providers’ advertising and marketing efficiency in our marketplace, resulting in more providers and provider spend. More providers and provider spend enable us to attract more consumers, generating more data. Through these characteristics of our platform, we increased the volume of quote requests referred to our insurance provider customers from 2 million in 2014 to 20 million in 2019.

Ability to expand with significant operating leverage

We have leveraged our data assets, technology platform and engineering and data science capabilities, along with our growing audience of consumers and network of insurance providers, to expand our platform from the auto insurance market into such markets as home and life insurance markets. We have entered these new verticals with only a modest increase in headcount, and we have already achieved attractive economics and high growth.

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

Our Growth Strategies

Our core mission is to be the largest source of insurance policies in the world by using data and technology to make insurance simpler, more affordable and personalized. We leverage data and technology to empower consumers with better information and options, enabling them to identify and reduce risky behaviors, lower their insurance costs and lead safer lives.

Data-driven innovation is at the core of our strategy, culture and operating focus. With our diverse team of analysts, engineers and business development employees, as well as our partnerships with leading insurance providers, we are working to build the largest and most trusted online insurance marketplace in the world. To achieve this goal, we intend to continue to grow our business by pursuing the following strategies:

Attract more consumers to our marketplace

We plan to expand the number of consumers reaching our marketplace through existing channels by leveraging the superior features and growing data assets of our platform. In addition, we may launch new marketing channels to acquire consumers both online and offline. In 2019, we had, on average, over 54,000 daily quote requests in our marketplace from consumers. We believe that there is an opportunity to attract substantially more high-intent consumers to our existing insurance offerings and that there are further expansion opportunities in adjacent verticals.

Add more insurance providers and increase revenue per provider

We plan to grow the number of insurance providers on our platform by demonstrating the value proposition of our marketplace as an efficient, scalable customer acquisition channel and adding new provider-facing features. While not a factor in our historical increases in revenue per quote request, we believe we have an opportunity to also increase the number of referrals per quote request while maintaining or increasing the bind rate per quote request, which would allow us to increase our revenue at limited marginal cost. In addition, we plan to expand revenue per provider by increasing consumer traffic and quote request volume, adding verticals and innovating advertiser products and services.

Despite the high costs, saturation and lower overall conversion rates associated with traditional advertising channels, such as television, radio and billboards, insurance carriers still allocate a significant portion of their advertising budgets towards these channels. We have achieved over $248.8 million in annual revenue while capturing only a small fraction of insurance marketing spend in aggregate and at an individual provider level.

Expand and deepen consumer engagement

We continuously leverage our data assets and growing consumer volume to conduct test-driven product development. We actively innovate with new consumer offerings and enhanced user experience to deepen consumer engagement. Our goal is to provide broader and more meaningful consumer experiences, leading to increased return visits, and higher frequency of interaction, which we believe will result in greater revenue per user.

Invest in our technology platform and people

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

Launch new verticals on our platform

We have demonstrated the ability to efficiently expand into new markets by leveraging our data, technology, partner relationships, consumer audience and talent. In 2016, we entered into the home and life insurance markets. In 2019, we launched the additional verticals of health and commercial as well as expanded our home offerings to include renters insurance with modest increase in our overall headcount. As the shift towards digital continues to accelerate in the personal risk marketplace, we believe we are well positioned to expand into new verticals such as renters and commercial insurance.

Enhance our brand awareness

We believe we have significant opportunities to increase our brand awareness. Historically, our marketing efforts have been focused on algorithmic consumer acquisition rather than brand marketing. We plan to further expand our marketing channels to drive greater brand recognition and attract a broader consumer audience.

Grow internationally

Today we operate solely in the United States. We believe there are significant opportunities for us to expand into other countries. We expect to launch in international markets over time with a focus on markets similar to the United States.

Proprietary Data Assets and Algorithms

Our data assets

We leverage our data assets to enhance our competitive position and inform our decision making. As of December 31, 2019, our data assets included approximately 2 billion consumer-submitted data points, derived from over 65 million quote requests and 178 billion ad impressions acquired through $664 million in advertising spend.

Our data assets are comprised of:

•	granular bid and impression-level performance data across a diverse landscape of advertising channels and platforms;

•	consumer-provided geographic, demographic, preference and behavioral data obtained through our websites and mobile applications;

•	consumer insights derived from third-party tools, including phone number and address validations and IP address geolocation; and

•	insurance carrier and agent bids and when available, quote, bind and lifetime value feedback.

We use our data assets to:

•	optimize and scale our algorithmic advertising and consumer acquisition efforts;

•	effectively match consumers with insurance providers;

•	conduct continuous A/B testing to develop our consumer experiences and insurance provider tools and services; and

•	make decisions regarding our company’s strategic direction, including entry into new markets and verticals.

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

As of December 31, 2019, our marketplace generated over 65 million auto, home and renters, life, commercial and health insurance quote requests and, we estimate, over 7 million policies.

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

EverQuote Pro for carriers

Carriers access our marketplace through EverQuote Pro for carriers, a web interface that enables them to manage campaigns efficiently at scale. EverQuote Pro allows for granular targeting of consumers based on insurance-related attributes including geography, demographics, behavioral characteristics and coverage needs. These tools enable carriers to acquire their ideal customers efficiently and at scale, delivering better return on investment than their own traditional channels.

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

We have observed that increasing the depth of integration results in higher conversion rates, enhancing the value of our consumer referrals. Basic integrations, called ‘prefill’, allow carriers to populate their workflows with data from our platform, such that consumers are required only to confirm the data they have already provided. Full click-to-quote integration removes all intermediate steps, allowing the consumer to receive a quote immediately upon arrival on the provider website. While we currently have a limited number of full integrations, our goal is to deeply integrate with all carrier partners over time.

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

We have built technology to automate our algorithmic traffic acquisition across multiple online advertising platforms. Our technology serves millions of advertising impressions per day across hundreds of acquisition sources in a diversified strategy including search, display, social, email and video, with no single acquisition partner accounting for more than 21% of quote requests.

We believe the combination of our talent, data and technology provides us with competitive advantages in acquiring more consumers as we continue to scale our business.

Sales and Marketing

We have built an efficient, consultative 90-person sales and customer success organization, which sells our marketplace referrals and services to insurance carriers and agencies.

Carrier sales and marketing

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

Agent sales and marketing

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

We reach new agents online through email, search, social media, and content marketing; according to Google Analytics, our agency resource pages received an average of approximately 39,000 visits per month in 2019. In addition, we reach agents in person at tradeshows and conferences. For our current agent customers, we communicate the value of our platform and educate them on its use through our onboarding process, ongoing outreach and account performance reports. Our agency sales team focuses on onboarding new agents. Our customer success team analyzes account performance and consults with agents to optimize their participation in our marketplace, help them achieve growth and return-on-investment objectives, expand volume and add products.

Our Customers

Our insurance provider customers include:

•

Carriers: Insurance carriers write auto, home and renters, life, commercial and/or health insurance policies for consumers either directly and/or through agents. Our marketplace consists of an extensive network of national and regional carriers as well as technology enabled start-ups. Our largest customer, Progressive Casualty Insurance Company, accounted for 21% and 19% of our revenue for the years ended December 31, 2019 and 2018, respectively. We plan to continue to grow both the number of carriers participating in our marketplace and the level of participation from each carrier.

•

Agents: Insurance agents deliver auto, home and renters, life, commercial and/or health insurance to consumers on behalf of one or more carriers. As of December 31, 2019, we had over 7,000 enrolled insurance agencies on the EverQuote Pro platform. We are focused on further penetrating the large base of more than 100,000 insurance agencies in the United States.

•

Indirect distributors and aggregators: Indirect distributors, such as aggregators and media buyers, purchase consumer referrals and resell them to insurance providers. Indirect distributors typically provide lower revenue and less data feedback per referral.

A key element of our marketplace strategy has been to build a direct network of insurance provider customers. We increased the percentage of our total revenue derived from direct distribution from 8% to 94% for the years ended December 31, 2012 and 2019, respectively. The benefits of this shift include higher pricing per referral, improved pricing stability, greater revenue predictability, richer data feedback, better performance and stronger relationships with providers and consumers.

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

Competition for consumers

The competition for consumer traffic and advertising space online is broad and diverse. Our competitors offer various marketplaces, products and services that compete with us. Some of these competitors include:

•	internet search engines and social media platforms;

•	brand advertisers and brand agencies across a spectrum of industries;

•	sites operated by individual insurance providers;

•	finance and credit savings sites;

•	insurance lead-generation, affiliate and aggregator networks; and

•	marketing services providers for insurers and general marketing services providers.

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

Culture and Employees

Our company culture is data-driven, entrepreneurial, diverse, innovative and capital efficient. We are focused on delivering superb results for our consumers, insurance providers and partners. As of December 31, 2019, we had more than 250 employees, the majority of which are based in Cambridge, Massachusetts, with more than 140 analysts, data scientists and engineers, along with more than 90 employees in sales, sales operations and customer support.

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

Regulation

Our business operates in a heavily regulated industry. Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal, state and foreign laws and regulations. We are affected by laws and regulations that apply to businesses in general and the insurance industry, as well as to businesses operating on the internet and through mobile applications. This includes a continually expanding and evolving range of laws, regulations and standards that address financial services, information security, data protection, privacy and data collection, among other things. We are also subject to laws governing marketing and advertising activities conducted by telephone, email, mobile devices and the Internet, including the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, the Health Insurance Portability Act, and similar state laws. In addition, we are a licensed insurance producer in most U.S. states. Insurance is highly regulated by the states in which we do business, and we are required to comply with and maintain various licenses and approvals.

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

As of December 31, 2019, we had two pending U.S. patent applications. We intend to pursue additional patent protection to the extent we believe it would be beneficial to our competitive position.

We have a number of registered and unregistered trademarks. We own federal registrations for trademarks including EVERQUOTE, as well as multiple pending applications. We will pursue additional trademark registrations to the extent we believe doing so would be beneficial to our competitive position.

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

If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of quote requests generated by consumer traffic varies and can decline from to time. For example, quote requests decreased from 3,457,000 in the three months ended March 31, 2018 to 3,018,000 in the three months ended June 30, 2018, increased to 3,044,000 in the three months ended September 30, 2018, increased to 3,284,000 in the three months ended December 31, 2018, increased to 4,113,000 in the three months ended March 31, 2019, increased to 4,519,000 in the three months ended June 30, 2019, increased to 5,516,000 in the three months ended September 30, 2019 and increased to 5,863,000 in the three months ended December 31, 2019. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer quote requests.

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

Sales to Progressive Casualty Insurance Company accounted for 21% and 19% of our revenue for the years ended December 31, 2019 and 2018, respectively. In addition, sales to Government Employees Insurance Company accounted for just under 10% of revenue for each of the years ended December 31, 2019 and 2018, respectively. These customers made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that these customers will continue to purchase from us at their historical levels or at all. If either or both of these customers were to reduce its level of purchases from us or discontinue its relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

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

Without an innovative marketplace and related product and service offerings, we may be unable to attract additional consumers or retain current consumers, which could adversely affect our ability to attract and retain insurance providers who want to participate in our marketplace, which could, in turn, harm our business and financial results. In addition, while we have historically concentrated our efforts on the automobile insurance market, we will need to penetrate additional vertical markets, such as home and renters, life, commercial and health insurance, in order to achieve our long-term growth goals. Our success in the automobile insurance market depends on our deep understanding of this industry. In order to penetrate new vertical markets, we will need to develop a similar understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources and we may not be successful. In addition, these new vertical markets may have specific risks associated with them. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate and our financial condition could suffer.

Our business is substantially dependent on revenue from automotive insurance providers and subject to risks related to automotive insurance and the larger automotive industry. Our business may also be adversely affected by downturns in the home and renters, life, commercial and health insurance industries.

A substantial majority of the insurance purchased through our marketplace is automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 85% and 86% of our total revenue for the years ended December 31, 2019 and 2018, respectively. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. In addition, consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected and may be affected by negative trends in the broader economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment.

We are also dependent upon the economic success of the home and renters, life, commercial and health insurance industries. Declines in demand for these insurance product offerings could cause fewer consumers to use our product offerings to shop for such policies. Downturns in any of these markets, which could be caused by a downturn in the economy at large, could materially adversely affect our business.

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

We have limited experience, and may not be successful, in acquiring consumers from offline sources.

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

We have limited experience acquiring consumer quote requests from third-party sources and as a result we may not be successful with our verified partner network.

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

Our marketplace includes thousands of insurance agencies, a significant portion of which are affiliated with a limited number of carriers. If a carrier no longer supports our service, no longer provides a subsidy for our referrals, or advises that its agents no longer do business with us, we could lose a substantial number of these agents in our marketplace, which could harm our brand, results of operations and overall business.

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

Our success will depend upon our relationships with third parties, including those with our payment processor, our data center host, our customer relationship manager software provider and our general ledger provider. If these third parties experience difficulty meeting our requirements or standards, or if the license agreements we have entered into with such third parties are terminated or not renewed, it could make it difficult for us to operate some aspects of our business, which could damage our business and reputation. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruptions, or increase their fees, or if our relationships with these providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers with content or provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. In addition, if we are unsuccessful in identifying or finding high-quality partners, if we fail to negotiate cost-

effective relationships with them or if we ineffectively manage these relationships, it could adversely affect our business and financial results.

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

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control. Our results may vary as a result of fluctuations in the number of consumers and insurance providers using our marketplace and the size and seasonal variability of the marketing budgets of our insurance provider customers. In addition, the auto, home and renters, life, commercial and health insurance industries may each be subject to their own cyclical trends and uncertainties. Fluctuations and variability across these different verticals may affect our revenue. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

Our past growth may not be indicative of our future growth, and our revenue growth rate may decline in the future.

Our revenue grew from $96.8 million in 2015 to $122.8 million in 2016, to $126.2 million in 2017, to $163.3 million in 2018 and to $248.8 million in 2019, increases of 26.8%, 2.8%, 29.4% and 52.3%, respectively. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

Like all information systems and technology, our websites, mobile applications and information systems, as well as those of our third-party partners and service providers, may be subject to computer viruses, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website shutdowns, or could cause loss of critical data or the unauthorized disclosure, access, acquisition, alteration or use of personal or other confidential information. Although we have a chief information officer who coordinates our cybersecurity measures, policies and procedures, and our chief information officer regularly reports to our board of directors regarding these matters, we cannot be certain that our efforts, as well as those of our third party partners and service providers, will be able to prevent breaches of the security of our information systems and technology. If we, or any of our third-party partners and service providers, experience compromises to security that result in websites or mobile application performance or availability problems, the complete shutdown of our websites or mobile applications or the loss or unauthorized disclosure, access, acquisition, alteration or use of confidential information, consumers and insurance providers may lose trust and confidence in us, and consumers and insurance providers may decrease the use of our website or stop using our website entirely. Further, outside parties may attempt to fraudulently induce employees, consumers or insurance providers to disclose sensitive information in order to gain access to our information or consumers’ or insurance providers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

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

We are subject to a class action lawsuit alleging federal securities law violations in connection with our IPO, and may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract, breach of federal and state privacy laws, and intellectual property infringement that might necessitate changes to our business or operations. Regardless of whether any claims against us have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management’s time away from our operations. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results.

We conduct marketing activities, directly and indirectly, via telephone, text messages, email and/or through other online and offline marketing channels, which general marketing activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws, federal and state privacy laws, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or

CAN-SPAM Act, the Telephone Consumer Protection Act, or TCPA, and the Federal Trade Commission Act and its accompanying regulations and guidelines, among others. In addition to being subject to action by regulatory agencies, some of these laws, like the TCPA, allow private individuals to bring litigation against companies for breach of these laws, and we have received complaints from individuals that we have violated the TCPA. We are also dependent on our third-party partners to comply with applicable laws. For example, with the commencement of our verified partner network in 2019, we depend upon our third-party partners to obtain consent from consumers to receive telemarking calls in compliance with the TCPA. We may be alleged to have indemnification obligations to third-party partners for alleged breaches of privacy laws like the TCPA, which could increase our defense costs and require that we pay damages if there were an adverse ruling in any such claims. Any of these events may have a material adverse effect on our business, results of operations, financial condition and prospects.

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

As of December 31, 2019, we had $11.0 million available for borrowing under our revolving line of credit with Western Alliance Bank, and in the future we could incur indebtedness beyond our revolving line of credit.

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

We have taken certain precautions due to the recent outbreak of coronavirus (COVID-19) that could harm our business, financial condition and results of operations.

In light of the uncertain and rapidly evolving situation relating to the spread of the coronavirus (COVID-19), we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. To this end, we are evaluating alternative working arrangements, including requiring all employees to work remotely, and we have suspended all non-essential travel for our employees, are canceling or postponing sponsored events, are discouraging employee attendance at industry events and limiting in-person work-related meetings or candidate interviews. Our employees travel frequently to establish and maintain relationships with our customers, partners, and investors. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, temporarily suspending travel and limitations on doing business in-person could negatively impact our marketing and business development efforts, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business, financial condition and results of operations. In addition, the spread of coronavirus (COVID-19) among our employees could dramatically impact the ability of our employees to perform their job functions. We are also unsure what actions our carrier and agent customers, as well as our users, may take in response to coronavirus (COVID-19). For example, to the extent carriers and agents shift their workforces from offices to remote locations, we may see a decrease in demand while they relocate these operations. The extent to which the coronavirus (COVID-19) impacts our workforce, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

Our activities are subject to extensive regulation under the laws of the United States and its various states and the other jurisdictions in which we operate. We are currently subject to a variety of, and may in the future become subject to additional, international, federal, state and local laws or judicial decisions that are continuously evolving and developing, including laws regarding the insurance industry, mobile- and internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the TCPA, the Telemarketing Sales Rule, the CAN-SPAM Act, the Fair Credit Reporting Act and employment laws, including those governing wage and hour requirements. In addition, there is increasing attention by state and other jurisdictions to regulation in this area. Our insurance activities are subject to regulation by state insurance regulators in the United States. These laws are complex and can be costly to comply with, require significant management time and effort, and could subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations. These laws may conflict with each other, further complicating compliance efforts.

If we are alleged not to comply with these laws, regulations, or judicial decisions, we may be required to modify affected products and services, which could require a substantial investment and loss of revenue, or cease providing the affected product or service altogether. If we are found to have violated laws, regulations, or judicial decisions, we may be subject to significant fines, penalties and other losses.

We assess customer insurance needs, collect customer contact information and provide other product offerings, which results in us receiving personal information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect individual privacy and the privacy and security of personal information. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the insurance providers who use our marketplace violate applicable laws and regulations. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as the word is broadly defined in the law) and places increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provides such consumers a new right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. On October 10, 2019, the California Attorney General released and initiated a comment period regarding proposed CCPA regulations, and on February 10, 2020, the California Attorney General issued modified regulations for comment. The CCPA requires that the Attorney General adopt regulations by July 1, 2020, and authorizes the Attorney General to bring enforcement actions for violations beginning July 1, 2020. The CCPA may have a substantial negative impact our business activities and increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.

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

We cannot predict the outcome of judicial decisions, or whether any proposed legislation or regulatory changes will be adopted, or what impact, if any, such proposals or, if enacted, such laws could have on our business, results of operations and financial condition. If we are alleged to have failed to comply with applicable laws and regulations, we may be subject to investigations, criminal penalties or civil remedies, including fines, injunctions, loss of an operating license or approval, increased scrutiny or oversight by regulatory authorities, the suspension of individual employees, limitations on engaging in a particular business or redress to customers. The cost of compliance and the consequences of non-compliance could have a material adverse effect on our business, results of operations and financial condition. In addition, a finding that we have failed to comply with applicable laws and regulations could have a material adverse effect on our business, results of operations and financial condition by exposing us to negative publicity and reputational damage or by harming our customer or employee relationships.

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

We do not collect sales, use, value added or similar taxes in jurisdictions in which we have sales, and we believe that such taxes are not applicable either because we do not have the requisite amount of contacts with the state for the state to be able to impose these taxes or our products and services are not subject to these taxes. Sales, use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our end-customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end-customers, we could be held liable for such costs. Such tax assessments, penalties and interest, or future requirements may adversely affect our operating results. For example, we were contacted by a representative from a state tax assessor’s office requesting remittance of uncollected sales taxes. While we do not believe our services are taxable in this state, if we do not prevail in our position, uncollected sales taxes due for the period could amount to approximately $1.5 million including interest or penalties.

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

Laws, rules and regulations governing internet communications, advertising and e-commerce are dynamic and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines and internet tracking technologies. In addition, changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including potentially the repeal in the United States of net neutrality, could decrease the demand for our offerings and increase our cost of doing business. Future taxation on the use of the internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could hinder growth in or adversely affect the use of the internet generally, including the viability of internet e-commerce, which could reduce our revenue, increase our operating expenses and expose us to significant liabilities.

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

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $48.23 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through February 29, 2020. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. For example, we are subject to a class action lawsuit alleging federal securities law violations in connection with our IPO. Because of the past and potential future volatility of our stock price, we may become the target of additional securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 87.3% of the voting power of our capital stock as of February 29, 2020; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held approximately 76% of the voting power of our capital stock as of that date. This concentration of voting power will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 87.3% of the voting power of our capital stock as of February 29, 2020; and Link Ventures, directly or through a voting agreement pursuant to which each of Seth Birnbaum and Tomas Revesz have agreed to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 76% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.

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

We have availed ourselves of certain of these exemptions and, for so long as we qualify as a “controlled company,” we will maintain the option to utilize from time to time some or all of these exemptions. For example, we do not have a nominations committee, and director nominees might not be selected or recommended for the board’s selection by a qualifying nominations committee or by independent directors constituting a majority of the independent directors, and our compensation committee is not comprised solely of independent directors. Accordingly, should the interests of Link Ventures differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq Stock Market corporate governance standards. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

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

In addition to our outstanding Class A common stock, as of February 29, 2020, there were 1,552,745 shares of Class A common stock subject to outstanding options, 1,661,879 shares of either Class A common stock or Class B common stock subject to outstanding options, 3,713,078 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 869,220 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 12,677,509 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of February 29, 2020, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.

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

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery or (4) any action asserting a claim governed by the internal affairs doctrine. Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. On December 19, 2018, the Delaware Court of Chancery, in Sciabacucchi v. Salzberg, et al., C.A. No. 2017-0931-JTL (Del. Ch. Dec. 19, 2018), held that such federal forum selection provisions are invalid under Delaware law. We will not enforce our federal forum selection provision while the appeal of this case is pending before the Delaware Supreme Court. Neither of these choice of forum provisions would affect suits brought to enforce any liability or duty created by the Exchange Act of 1934, as amended, or the Exchange Act, or the rules and regulations thereunder, jurisdiction over which is exclusively vested by statute in U.S. federal courts, or any other claim for which U.S. federal courts have exclusive jurisdiction. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our management team and can divert their attention away from the day-to-day management of our business, which could materially adversely affect our business, financial condition and operating results.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company or a smaller reporting company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

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

As a result of being a public company, it is more expensive for us to obtain director and officer liability insurance than when we were a private company, and in the future we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to comply with the rules of the Securities and Exchange Commission, or SEC, implementing Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an emerging growth company and a smaller reporting company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company or a smaller reporting company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of our initial public offering, subject to specified conditions. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We would cease to be an emerging growth company earlier if we have more than $1.07 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates or we issue more than $1 billion of non-convertible debt securities over a three-year period. These exemptions include reduced disclosure obligations regarding executive compensation and exemptions from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with certain requirements of Auditing Standard 3101 relating to providing a supplement to the auditor’s report regarding critical audit matters and not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation and not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In general, we will qualify as a smaller reporting company for as long as we have less than $250 million of public float (calculated as the aggregate market value of our Class A common stock and Class B common stock held by non-affiliates, based on the closing price of our Class A common stock on the Nasdaq Global Market on the last business day of our second fiscal quarter). We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

et al., Index No. 650997-2019. On February 26, 2019, Mark Townsend, a second purported holder of our common stock, filed an identical civil action in the Supreme Court for the State of New York against the same defendants, captioned Townsend v. EverQuote, Inc. et al., Index No. 651177-2019. The plaintiffs alleged claims for violations of Sections 11, 12(a), and 15 of the Securities Act of 1933, on behalf of a purported class of all persons or entities who purchased or otherwise acquired our common stock pursuant or traceable to the Registration Statement issued for our IPO. Those claims generally challenged as false or misleading certain of our disclosures about our quote request volume. The plaintiffs sought, on behalf of themselves and the purported class, damages, costs and expenses of litigation, and rescission, disgorgement, or other equitable relief.

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

After filing the motion to dismiss the plaintiffs’ consolidated amended complaint, we participated in a mediation and agreed to pay $4,750,000 in settlement of all of plaintiffs’ purported class claims. The parties thereafter on February 6, 2020 filed a Stipulation of Settlement settling the litigation in principle, subject to final approval of the Court. The Court has scheduled a final approval hearing for the settlement on June 11, 2020.

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

Holders of Our Common Stock

As of February 29, 2020, there were approximately 13 holders of record of shares of our Class A common stock and 18 holders of record of shares of our Class B Common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Initial Public Offering

Our initial public offering of Class A common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-225379) that was declared effective by the Securities and Exchange Commission, or SEC, on June 27, 2018. The net offering proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, were $48.6 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. As of December 31, 2019, we estimate that we have used approximately $18.4 million of the net proceeds from our IPO for general corporate purposes and capital expenditures, including $7.0 million to repay amounts outstanding under our revolving line of credit with Western Alliance Bank, which revolving line of credit remains open for borrowings of up to $11.0 million. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from October 1, 2019 to December 31, 2019.

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

We operate a leading online marketplace for insurance shopping. Our goal is to reshape insurance shopping for consumers and improve the way insurance providers attract and connect with customers shopping for insurance. With over 11 million consumer visits per month, our results-driven marketplace, powered by our proprietary data and technology platform, matches and connects consumers seeking to purchase insurance with relevant options from our broad direct network of insurance providers, saving consumers and providers time and money.

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

Since our founding in 2011, our core mission has been to make finding insurance easy and more personal, saving consumers and insurance providers time and money. We are working to build the largest and most trusted online insurance marketplace in the world. In pursuing this goal, we have consistently innovated through our disruptive data driven approach. Highlights of our history of innovation include:

•	In 2011, we launched the EverQuote marketplace for auto insurance.

•	In 2013, we launched EverQuote Pro, our provider portal, for carriers.

•	In 2015, we launched EverQuote Pro for agents.

•	In 2016, we added home and life insurance in our marketplace.

•	In 2018, we exceeded 46 million cumulative quote requests since launch of our marketplace.

•	In 2019, we added health and renters insurance in our marketplace.

•	In 2019, we announced our partnership with Bold Penguin to add commercial insurance in our marketplace.

In the years ended December 31, 2019 and 2018, our total revenue was $248.8 million and $163.3 million, respectively, representing year-over-year growth of 52.3%. We had net losses of $7.1 million and $13.8 million for the years ended December 31, 2019 and 2018, respectively, and had $8.3 million and $(5.5) million in adjusted EBITDA for these same periods, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

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

Shift from indirect to direct distribution channels

We have shifted the majority of our revenue from our indirect channel, consisting of aggregators and media networks, to our direct channel, consisting of carriers and agents. This shift has been an important part of our maturity and evolution. The benefits of direct distribution include improved consumer experience, higher pricing per referral, improved pricing stability, greater revenue predictability, richer data feedback, better performance and stronger relationships with providers and consumers. In 2018, direct distribution accounted for 90% of total revenue. In 2019, direct distribution accounted for 94% of total revenue.

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

Revenue per quote request

We seek to increase our revenue per quote request by attaining higher insurance provider bids and by increasing the number of referrals per quote request. Insurance provider bids are influenced by competition in our marketplace auctions, the performance of our consumer referrals for insurance providers relative to other consumer acquisition channels, as well as by market conditions, insurance provider budgets and insurance providers’ new customer acquisition targets. Increases in revenue per quote request allow us to increase advertising and consumer traffic to our marketplace while maintaining or increasing profitability. We believe revenue per quote request will increase in the long term, but decrease in the near term.

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

Quote Requests

Quote requests are consumer-submitted website forms that contain the data required to provide an insurance quote, quote requests we receive through offline channels such as telephone calls and quote requests submitted directly to third-party partners. As we attract more consumers to our platform and they complete quote requests, we are able to refer them to our insurance provider customers, selling more referrals while also collecting data, which we use to improve user experience, conversion rates and, we believe, consumer satisfaction.

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

Our VMM was $73.3 million and $46.1 million for the years ended December 31, 2019 and 2018, respectively. Under our previous definition of VMM, our VMM for the year ended December 31, 2018 was $48.0 million, as advertising costs used in our previously defined VMM calculation excluded advertising costs related to our EverDrive app and advertising costs not related to obtaining quote requests. Under our previous definition of VMM, VMM was a non-GAAP financial measure that we reconciled to revenue less advertising costs. As our new definition of VMM is revenue less advertising costs, VMM is no longer a non-GAAP measure.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, legal settlement expense, interest income and expense and the provision for (benefit from) income taxes. Adjusted EBITDA is a non-GAAP financial measure that we present in this Annual Report on Form 10-K to supplement the financial information we present on a GAAP basis. We monitor and present adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, adjusted EBITDA may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non GAAP Financial Measure”.

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

We recognize revenue from consumer referrals at the time of delivery. Our revenue is comprised of consumer referral fees from the automotive and other insurance verticals, which includes home and renters, life, health and commercial insurance verticals, as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Automotive	$212,300	$141,187
Other	36,511	22,162

Total Revenue	$248,811	$163,349

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

Sales and Marketing

Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests, promoting our marketplace to carriers and agents, and increasing downloads of our social safe-driving mobile app EverDrive. In November 2019, we announced that we would no longer support EverDrive. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. In order to continue to grow our business and brand awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. We expect our sales and marketing expense will increase in the near term, both as a percentage of revenue and in absolute dollars, but decrease in the longer term as a percentage of revenue due to efficiencies of scale and improvements in our marketplace technology.

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

Income Taxes

We have not recorded income tax benefits for the net losses we have incurred in the years ended December 31, 2019 and 2018 or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2019, we had federal net operating loss carryforwards of $31.1 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $22.1 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2019, we had state net operating loss carryforwards of $25.8 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $3.5 million and $1.9 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Non-GAAP Financial Measure

To supplement our financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we present in this Annual Report on Form 10-K adjusted EBITDA as a non-GAAP financial measure. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similarly titled measures presented by other companies.

Adjusted EBITDA. We define adjusted EBITDA as our net income (loss), excluding the impact of stock-based compensation expense; depreciation and amortization expense; legal settlement expense; interest income and expense; and our provision for (benefit from) income taxes. The most directly comparable GAAP measure to adjusted EBITDA is net income (loss). We monitor and present in this Annual Report on Form 10-K adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

We use adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. We believe adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the expenses that we exclude in the calculation of adjusted EBITDA. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects.

Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Some of these limitations are:

•	adjusted EBITDA excludes stock-based compensation expense as it has recently been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business;

•	adjusted EBITDA excludes depreciation and amortization expense and, although this is a non-cash expense, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA excludes legal settlement expense as we consider this to be a non-recurring cost;

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

Reconciliation of Net Loss to Adjusted EBITDA:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net loss	$(7,117)	$(13,791)
Stock-based compensation	12,721	7,121
Depreciation and amortization	2,186	1,341
Legal settlement	1,227	—
Interest (income) expense, net	(669)	(121)

Adjusted EBITDA	$8,348	$(5,450)

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following tables set forth our results of operations for the periods shown:

	Year Ended December 31,
	2019	2018
	(in thousands)
Statement of Operations Data:
Revenue(1)	$248,811	$163,349

Cost and operating expenses(2):
Cost of revenue	15,903	11,678
Sales and marketing	202,689	140,743
Research and development	20,214	14,173
General and administrative	16,827	10,667
Legal settlement	1,227	—

Total cost and operating expenses	256,860	177,261

Loss from operations	(8,049)	(13,912)
Other income (expense):
Interest income (expense), net	669	121
Other income	263	—

Total other income (expense), net	932	121

Net loss	$(7,117)	$(13,791)

Other Financial and Operational Data:
Quote Requests	20,011	12,803
Variable marketing margin	$73,316	$46,075
Adjusted EBITDA(3)	$8,348	$(5,450)

(1)	Comprised of revenue from the following distribution channels:

	Year Ended December 31,
	2019	2018
Direct channels	94%	90%
Indirect channels	6%	10%

	100%	100%

(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cost of revenue	$193	$42
Sales and marketing	3,805	1,955
Research and development	3,967	2,011
General and administrative	4,756	3,113

	$12,721	$7,121

(3)	See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Revenue:

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue	$248,811	$163,349	$85,462	52.3%

Revenue increased by $85.5 million from $163.3 million for the year ended December 31, 2018 to $248.8 million for the year ended December 31, 2019. The increase in revenue was due to an increase of $71.1 million and $14.4 million from our automotive and other insurance marketplace verticals, respectively. The increase in revenue from our automotive vertical was primarily driven by an increase in the volume of quote requests resulting from increased advertising to attract consumers. The increase in revenue from our other marketplace verticals was primarily due to an increase in quote requests resulting from increased advertising to attract consumers, partially offset by a decline in revenue per quote request.

Cost of Revenue

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$15,903	$11,678	$4,225	36.2%
Percentage of revenue	6.4%	7.1%

Cost of revenue increased by $4.2 million from $11.7 million for the year ended December 31, 2018 to $15.9 million for the year ended December 31, 2019. Cost of revenue increased due primarily to increased third-party call center costs of $2.3 million which were primarily related to increased volume of call referrals, to increased hosting costs of $1.1 million due to increased marketplace activity and to increased amortization of capitalized software costs of $0.9 million.

Sales and Marketing

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing expense	$202,689	$140,743	$61,946	44.0%
Percentage of revenue	81.5%	86.2%

Sales and marketing expenses increased by $61.9 million from $140.7 million for the year ended December 31, 2018 to $202.7 million for the year ended December 31, 2019. The increase in sales and marketing expense was primarily due to an increase in advertising expenditures of $58.2 million and an increase in personnel-related costs of $3.1 million. Personnel-related costs for the years ended December 31, 2019 and 2018 included stock-based compensation expense of $3.8 million and $2.0 million, respectively.

Research and Development

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development expense	$20,214	$14,173	$6,041	42.6%
Percentage of revenue	8.1%	8.7%

Research and development expenses increased by $6.0 million from $14.2 million for the year ended December 31, 2018 to $20.2 million for the year ended December 31, 2019. The increase in research and development expense was primarily due to an increase in personnel-related costs of $5.1 million as a result of our continued hiring of research and development employees and a shift towards hiring more senior personnel, to further develop and enhance our marketplace websites and technology. Personnel-related costs for the years ended December 31, 2019 and 2018 included stock-based compensation expense of $4.0 million and $2.0 million, respectively. Office and occupancy costs also increased by $0.3 million as a result of the increase in headcount.

General and Administrative

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative expense	$16,827	$10,667	$6,160	57.7%
Percentage of revenue	6.8%	6.5%

General and administrative expenses increased by $6.2 million from $10.7 million for the year ended December 31, 2018 to $16.8 million for the year ended December 31, 2019. The increase in general and administrative expenses in both dollars and as a percentage of revenue was primarily due to an increase in personnel-related costs of $2.5 million, an increase in professional and consultant fees of $2.3 million and an increase in insurance and other costs of $1.3 million. Personnel-related costs for the years ended December 31, 2019 and 2018 included stock-based compensation expense of $4.8 million and $3.1 million, respectively. Professional and consultant fees increased primarily due to an increase in legal fees and other consulting services to support the costs of compliance associated with being a publicly traded company. Insurance and other costs increased primarily as a result of increased insurance costs of $0.7 million associated with operating as a public company and increased write-offs of uncollectable accounts receivable.

Legal Settlement

Legal settlement expenses for the year ended December 31, 2019 were $1.2 million and were associated with the Settlement Agreement (see Note 10 to the Financial Statements and Part I, Item 3 entitled “Legal Proceedings”).

Other Income (Expense)

Interest income was $0.7 million and $0.3 million for the year ended December 31, 2019 and 2018, respectively, as a result of investing proceeds from our initial public offering, or IPO, in July 2018. Interest expense was $0.2 million for the year ended December 31, 2018, due to outstanding borrowings under our revolving line of credit, which we repaid in July 2018.

Quote requests

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(in thousands except percentages)
Quote requests	20,011	12,803	7,208	56.3%

Quote requests increased by 7.2 million for 2019 as compared to 2018 due to increased spending on online marketplace advertising as well as improvements in our traffic acquisition.

Variable Marketing Margin

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue	$248,811	$163,349
Less: total advertising expense (a component of sales and marketing expense)	175,495	117,274

Variable marketing margin	$73,316	$46,075	$27,241	59.1%

Percentage of revenue	29.5%	28.2%

The increase in variable marketing margin was due primarily to an increased volume of quote requests. In the first quarter of 2019, we changed our definition of variable marketing margin. See the section titled “—Key Business Metrics—Variable Marketing Margin”.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, cash flows from operations and proceeds from our IPO. As of December 31, 2019, we had cash and cash equivalents of $46.1 million and availability of $11.0 million on a revolving line of credit under our revolving line of credit.

Borrowings under our revolving line of credit are collateralized by substantially all of our assets and property. Additionally, we are subject under our revolving line of credit to affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events of default under our revolving line of credit include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse events with respect to us. In the event of a default, the lender may declare all borrowings immediately due and payable. As of December 31, 2019, we were in compliance with all covenants related to our revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

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

Cash Flows

The following table shows a summary of our cash flows for each of the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$4,413	$(1,897)
Net cash used in investing activities	(2,975)	(3,668)
Net cash provided by financing activities	2,982	44,836

Net increase in cash, cash equivalents and restricted cash	$4,420	$39,271

Net cash used in operating activities

During the year ended December 31, 2019, operating activities provided $4.4 million of cash and, during the year ended December 31, 2018, operating activities used $1.9 million of cash. Cash provided by operating activities in 2019 primarily resulted from the offset of net non-cash charges of $15.3 million to our net loss of $7.1 million and net cash used by changes in our operating assets and liabilities of $3.8 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $15.2 million increase in accounts receivable and a $5.6 million increase in prepaid expenses and other current assets, both partially offset by an aggregate $17.0 million increase in accounts payable and accrued expenses and other current liabilities. Cash used by operating activities in 2018 primarily resulted from our net loss of $13.8 million, partially offset by net non-cash charges of $8.8 million and net cash provided by changes in our operating assets and liabilities of $3.1 million. Net cash provided by changes in our operating assets and liabilities in 2018 consisted primarily of an aggregate increase in accounts payable and accrued expenses and other current liabilities of $6.3 million, partially offset by an increase in accounts receivable of $2.8 million.

Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities were generally due to growth in our business, timing of customer and vendor invoicing and payments.

Net cash used in investing activities

Net cash used in investing activities was $3.0 million and $3.7 million for the years ended December 31, 2019 and 2018, respectively, and consisted of cash used to acquire property and equipment, which included the capitalization of software development costs. During the years ended December 31, 2019 and 2018, we capitalized $2.7 million and $2.5 million, respectively, of software development costs. Acquisitions of property and equipment generally include the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs.

Net cash provided by financing activities

During the years ended December 31, 2019 and 2018, net cash provided by financing activities was $3.0 million and $44.8 million, respectively. Net cash provided by financing activities during 2019 consisted of proceeds from the exercise of stock options. Net cash provided by financing activities during 2018 consisted primarily of $52.3 million of proceeds from our IPO and proceeds received from the exercise of common stock options of $0.9 million, partially offset by $3.7 million in payments of offering costs, a $2.6 million repayment of our previously outstanding term loan and net repayments of $2.0 million of borrowings from our revolving line of credit.

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

Revenue Recognition

Our revenue is derived from sales of consumer referrals. We derive our revenue by selling consumer referrals to our insurance provider customers, including insurance carriers and agents. On January 1, 2019, we adopted the new revenue standard Accounting Standard Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, applied using the modified retrospective method. Our adoption of ASC 606 did not have a material impact on our financial statements, and the revenue recognition of our sales of consumer referrals remained substantially unchanged. The impact of the adoption of ASC 606 on our financial statements is described in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K. To determine revenue recognition for arrangements that the we determine are within the scope of the new revenue standard, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.

We only apply the five-step model to contracts when collectability of the consideration to which we are entitled in exchange for the goods or services we transfer to the customer is determined to be probable. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We recognize revenue when we satisfy our performance obligations by delivering the referrals to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those referrals.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees, non-employees and directors based on their fair value on the date of the grant. We recognize compensation expense of employee awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. We apply the straight-line method of expense recognition to all employee awards with only service-based vesting conditions and apply the graded-vesting method to all employee awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable. Compensation expense for nonemployee awards is recognized in the same manner as if we had paid cash for the goods or services received.

Prior to the adoption of Accounting Standard Update 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting on January 1, 2019, we measured the fair value of stock-based awards granted to non-employees on the date at which the related service was complete. Compensation expense was recognized over the period during which services were rendered by such non-employee consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model for options.

We estimate the fair value of stock options using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield. We estimate the fair value of each restricted stock unit, or RSU, based on the fair value using the market value of our common stock.

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

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company earlier if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

EVERQUOTE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of EverQuote, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EverQuote, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2019.

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

March 13, 2020

We have served as the Company’s auditor since 2014.

EVERQUOTE, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$46,054	$41,634
Accounts receivable	32,214	17,460
Prepaid expenses and other current assets	7,065	1,456

Total current assets	85,333	60,550
Property and equipment, net	5,197	4,481
Other assets	691	715

Total assets	$91,221	$65,746

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,663	$16,826
Accrued expenses and other current liabilities	13,225	3,099
Deferred revenue	1,501	1,440

Total current liabilities	38,389	21,365
Deferred rent, net of current portion	1,062	1,197

Total liabilities	39,451	22,562

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 14,635,834 shares and 7,528,741 shares issued and outstanding at December 31, 2019 and 2018, respectively	15	8
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 11,802,341 shares and 17,696,414 shares issued and outstanding at December 31, 2019 and 2018, respectively	12	18
Additional paid-in capital	158,752	143,050
Accumulated deficit	(107,009)	(99,892)

Total stockholders’ equity	51,770	43,184

Total liabilities and stockholders’ equity	$91,221	$65,746

The accompanying notes are an integral part of these financial statements.

EVERQUOTE, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Revenue	$248,811	$163,349

Cost and operating expenses:
Cost of revenue	15,903	11,678
Sales and marketing	202,689	140,743
Research and development	20,214	14,173
General and administrative	16,827	10,667
Legal settlement	1,227	—

Total cost and operating expenses	256,860	177,261

Loss from operations	(8,049)	(13,912)
Other income (expense):
Interest income (expense), net	669	121
Other income	263	—

Total other income (expense), net	932	121

Net loss and comprehensive loss	(7,117)	(13,791)
Accretion of redeemable convertible preferred stock to redemption value	—	(37,415)

Net loss attributable to common stockholders	$(7,117)	$(51,206)

Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(3.03)

Weighted average common shares outstanding, basic and diluted	25,758,649	16,922,225

The accompanying notes are an integral part of these financial statements.

EVERQUOTE, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’

EQUITY (DEFICIT)

(in thousands, except share amounts)

	Series A, B and B-1 Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2017	1,574,508	$50,937	24,000	$—	8,670,992	$9	$766	$(51,319)	$(50,544)
Accretion of redeemable convertible preferred stock to redemption value	—	37,415	—	—	—	—	(2,633)	(34,782)	(37,415)
Conversion of preferred stock to common stock upon IPO	(1,574,508)	(88,352)	—	—	12,596,064	13	88,339	—	88,352
Issuance of common stock upon IPO, net of issuance costs of $3,713	—	—	3,125,000	3	—	—	48,597	—	48,600
Transfer of Class B common stock to Class A common stock	—	—	4,116,404	4	(4,116,404)	(4)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	55,256	—	545,762	—	861	—	861
Issuance of common stock upon vesting of restricted stock units	—	—	208,081	1	—	—	(1)	—	—
Stock-based compensation expense	—	—	—	—	—	—	7,121	—	7,121
Net loss	—	—	—	—	—	—	—	(13,791)	(13,791)

Balances at December 31, 2018	—	—	7,528,741	8	17,696,414	18	143,050	(99,892)	43,184
Issuance of common stock upon exercise of stock options	—	—	645,920	1	—	—	2,981	—	2,982
Issuance of common stock upon vesting of restricted stock units	—	—	567,100	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	12,721	—	12,721
Transfer of Class B common stock to Class A common stock	—	—	5,894,073	6	(5,894,073)	(6)	—	—	—
Net loss	—	—	—	—	—	—	—	(7,117)	(7,117)

Balances at December 31, 2019	—	$—	14,635,834	$15	11,802,341	$12	$158,752	$(107,009)	$51,770

The accompanying notes are an integral part of these financial statements.

EVERQUOTE, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,117)	$(13,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,186	1,341
Loss on disposal of property and equipment	98	—
Stock-based compensation expense	12,721	7,121
Noncash interest expense	—	14
Provision for bad debt	478	—
Deferred rent	(135)	337
Changes in operating assets and liabilities:
Accounts receivable	(15,232)	(2,766)
Prepaid expenses and other current assets	(5,609)	(863)
Other assets	(1)	—
Accounts payable	6,837	4,932
Accrued expenses and other current liabilities	10,126	1,324
Deferred revenue	61	454

Net cash provided by (used in) operating activities	4,413	(1,897)

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(2,975)	(3,668)

Net cash used in investing activities	(2,975)	(3,668)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	52,313
Proceeds from exercise of stock options	2,982	861
Proceeds from borrowings on line of credit	—	22,729
Repayments of borrowings on line of credit	—	(24,729)
Repayments of term loan	—	(2,625)
Payments of initial public offering costs	—	(3,713)

Net cash provided by financing activities	2,982	44,836

Net increase in cash, cash equivalents and restricted cash	4,420	39,271
Cash, cash equivalents and restricted cash at beginning of period	41,884	2,613

Cash, cash equivalents and restricted cash at end of period	$46,304	$41,884

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$214
Supplemental disclosure of noncash investing and financing information:
Conversion of convertible preferred stock to common stock	$—	$88,352
Accretion of redeemable convertible preferred stock to redemption value	$—	$37,415

The accompanying notes are an integral part of these financial statements.

EVERQUOTE, INC.

NOTES TO FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

EverQuote, Inc. (the “Company”) was incorporated in the state of Delaware in 2008. Through its internet websites, the Company operates an online marketplace for consumers shopping for auto, home and renters, life, health and commercial insurance. The Company generates revenue by selling consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States.

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

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $7.1 million and $13.8 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had an accumulated deficit of $107.0 million. The Company has primarily funded its operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, cash flows from operations and proceeds from the Company’s IPO. As of the issuance date of these financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the financial statements, without considering available borrowings under the Company’s revolving line of credit.

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the IPO, subject to specified conditions. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or non-public entities, the Company will adopt the new or revised standard at the time non-public entities adopt the new or revised standard, provided that the Company continues to be an emerging growth company.

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

Restricted Cash

As of December 31, 2019 and 2018, restricted cash consisted of $0.3 million deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. Restricted cash accounts are classified within other assets.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the year ended December 31, 2019, one customer represented 21% of total revenue. For the year ended December 31, 2018, two customers represented 19% and 10%, respectively, of total revenue. As of December 31, 2019, two customers accounted for 14% each of the accounts receivable balance. As of December 31, 2018, two customers accounted for 12% and 11%, respectively, of the accounts receivable balance.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2019 or 2018.

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

The Company’s cash equivalents of $23.2 million as of December 31, 2019, consisting of money market funds, are carried at fair value based on Level 1 inputs. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company operates an online marketplace for consumers shopping for auto, home and renters, life, health and commercial insurance quotes. All of the Company’s tangible assets are held in the United States.

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

Total revenue is comprised of revenue from the following distribution channels:

	Year Ended December 31,
	2019	2018
Direct channels	94%	90%
Indirect channels	6%	10%

	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Year ended December 31,
	2019	2018
Automotive	$212,300	$141,187
Other	36,511	22,162

Total Revenue	$248,811	$163,349

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At December 31, 2019, the Company had not capitalized any costs to obtain any of its contracts.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.5 million and $1.4 million as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company recognized revenue of $1.1 million that was included in the contract liability balance (deferred revenue) at December 31, 2018. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.

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

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, promoting its marketplace to insurance carriers and agents, and increasing downloads of the Company’s social safe-driving mobile app EverDrive. In November 2019, the Company announced that it would no longer support EverDrive. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive income (loss). During the years ended December 31, 2019 and 2018, advertising expense totaled $175.5 million and $117.3 million, respectively.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. Management reviews accounts receivable on a periodic basis and reserves for receivables in the Company’s allowance for doubtful accounts on a specific identification basis when they are determined to be uncollectible. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance. The Company had no allowance for doubtful accounts as of December 31, 2019 and 2018, as the Company deemed all amounts to be collectible. During the year ended December 31, 2019, the Company wrote off $0.5 million of uncollectible accounts.

Stock-Based Compensation

The Company measures stock options with service-based vesting or performance-based vesting granted to employees, non-employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. The Company measures restricted common stock units based on the fair value on the date of grant using the market value of the Company’s common stock. Compensation expense for employee awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company uses the straight-line method to record the expense of employee awards with only service-based vesting conditions. The Company uses the graded-vesting method to record the expense of employee awards with both service-based and performance-based vesting conditions, commencing once achievement of the performance condition becomes probable. Compensation expense for nonemployee awards is recognized in the same manner as if the Company had paid cash for the goods or services received.

Prior to the adoption of ASU 2018-07 effective January 1, 2019 discussed below, the Company measured the fair value of stock-based awards granted to non-employees on the date that the related service was complete, which was generally the vesting date of the award. Prior to the service completion date, compensation expense was recognized over the period during which services were rendered by such non-employees. At the end of each financial reporting period prior to the service completion date, the fair value of these awards was remeasured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model for options or the then-current fair value of the Company’s common stock for restricted common stock units.

The Company classifies stock-based compensation expense in its statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2019 and 2018, there was no difference between net loss and comprehensive loss.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the guidance is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. ASU

2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. In November 2019, the FASB issued ASU No. ASU 2019-10, which deferred the effective date for non-public entities and emerging growth companies that choose to take advantage of the extended transition periods to annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application is permitted. The Company expects to adopt ASU No. 2016-02 on January 1, 2021 using the modified retrospective approach transition method as of the date of adoption such that prior periods will not be restated. The Company expects that the adoption will result in the recognition of material right-of-use assets and lease liabilities on its balance sheet.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the guidance was effective for annual reporting periods beginning after December 15, 2020. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application continues to be allowed. The Company is currently assessing the impact of the adoption of this guidance on its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The objective of the standard is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company is currently assessing the impact of the adoption of this guidance on its financial statements.

3. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Computer equipment	$1,940	$2,459
Software	8,829	6,419
Furniture and fixtures	1,032	1,053
Leasehold improvements	850	818

	12,651	10,749
Less: Accumulated depreciation and amortization	(7,454)	(6,268)

	$5,197	$4,481

Depreciation and amortization expense was $2.2 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively. The Company capitalized costs associated with the development of internal use software of $2.7 million and $2.5 million included in the Software line item above and recorded related amortization expense of $1.4 million and $0.6 million (included in depreciation and amortization expense) during the years ended December 31, 2019 and 2018, respectively. The Company wrote off internal use software with a gross book value of $0.2 million and accumulated amortization of $0.1 million in 2019. The remaining net book value of capitalized software costs was $4.0 million and $2.9 million as of December 31, 2019 and 2018, respectively.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued employee compensation and benefits	$2,388	$1,369
Accrued advertising expenses	4,119	919
Accrued legal settlement	4,750	—
Other current liabilities	1,968	811

	$13,225	$3,099

5. Loan and Security Agreement

As of December 31, 2019, the Company had available borrowings of $11.0 million under its amended 2018 Loan and Security Agreement, as modified by the 2018 Loan and Modification Agreement (the “2018 Loan Modification”), which modified the amended Loan and Security Agreement. Pursuant to the 2018 Loan Modification, borrowings under the revolving line of credit cannot exceed 80% of eligible accounts receivable balances and bear interest at one-half percent (0.5%) above the greater of 4.25% or the prime rate. Borrowings are collateralized by substantially all of the Company’s assets and property.

Under the 2018 Loan Modification, the Company is subject to specified affirmative and negative covenants until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions. In addition, the Company is required to maintain a financial performance covenant: a minimum asset coverage ratio of 1.5 to 1, calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events which would meet the criteria of a default under the 2018 Loan Modification include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. As of December 31, 2019, the Company was in compliance with all covenants related to the revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

As of December 31, 2019, the Company had no amounts outstanding on the revolving line of credit.

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

During the year ended December 31, 2018, the Company recorded adjustments of $37.4 million to the carrying value of Series B and B-1 Preferred Stock, with corresponding offsets to additional paid-in capital and accumulated deficit representing the change in the redemption value from December 31, 2017.

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

During the years ended December 31, 2019 and 2018, 5,894,073 shares and 4,116,404 shares, respectively, of Class B common stock were automatically converted to 5,894,073 shares and 4,116,404 shares, respectively, of Class A common stock pursuant to transfers as described above. No additional consideration was paid or received by the Company in connection with these exchanges.

8. Stock-Based Compensation

The Company has outstanding awards under its 2008 Stock Incentive Plan, as amended (the “2008 Plan”), but is no longer granting awards under this plan. Shares of common stock issued upon exercise of stock options granted prior to September 8, 2017 will be issued as either Class A common stock or Class B common stock. Shares of common stock issued upon exercise of stock options granted after September 8, 2017 will be issued as Class A common stock.

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2019, 615,584 shares remain available for future grants under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,321,908 shares effective as of January 1, 2020 in accordance with the provisions of the 2018 Plan described above.

Options and restricted stock units granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire no longer than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices.

Stock Option Valuation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company, historically, has been a private company and lacks company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of its publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the value of the stock option grants for employees and directors for the year ended December 31, 2018 is as follows, presented on a weighted-average basis:

Year Ended December 31, 2018
Risk-free interest rate	2.79%
Expected volatility	49.66%
Expected dividend yield	0%
Expected term (in years)	5.73

The Company did not grant stock options in the year ended December 31, 2019.

Stock Option Activity

The following table summarizes the Company’s option activity since December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	3,770,086	$6.91	7.44	$1,956
Granted	—	0.00
Exercised	(645,920)	4.62
Forfeited	(296,298)	9.35

Outstanding as of December 31, 2019	2,827,868	$7.17	6.50	$76,850

Vested and expected to vest as of December 31, 2019	2,634,417	$7.03	6.44	$71,979

Options exercisable as of December 31, 2019	1,690,960	$6.20	5.98	$47,599

As of December 31, 2019, outstanding options of 1,092,081 were for the purchase of Class A common stock and outstanding options of 1,735,787 were for the purchase of either Class A common stock or Class B common stock.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $8.8 million and $1.7 million, respectively. The weighted average grant-date fair value of awards granted during the year ended December 31, 2018 was $5.09 per share.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) with service-based vesting conditions and with both service-based and performance-based vesting conditions. Restricted stock units with service-based and both service-based and performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares.

As of December 31, 2019, the Company has outstanding 86,500 unvested RSUs granted in a previous year that contain both service-based and performance-based vesting conditions. These RSU’s vest in equal annual installments upon the achievement of certain Company-specific goals and continued service in each of the next two years. During the year ended December 31, 2019, the Company granted 128,733 RSUs that contain service-based and performance-based vesting conditions. These RSUs will cumulatively vest upon the achievement of certain Company-specific goals and continued service.

The following table summarizes the Company’s RSU activity since December 31, 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance December 31, 2018	2,409,893	$15.98
Granted	1,705,580	12.61
Vested	(567,100)	14.66
Forfeited	(180,527)	9.55

Unvested balance December 31, 2019	3,367,846	$14.84

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2019	2018
Cost of revenue	$193	$42
Sales and marketing	3,805	1,955
Research and development	3,967	2,011
General and administrative	4,756	3,113

	$12,721	$7,121

As of December 31, 2019, unrecognized compensation expense related to unvested options and RSUs was $38.4 million, which is expected to be recognized over a weighted average period of 4.6 years. Additionally, as of December 31, 2019, unrecognized compensation expense related to unvested RSUs for which performance has not been deemed probable was $3.9 million.

9. Income Taxes

The Company had no income tax expense for the years ended December 31, 2019 or 2018. The Company has no foreign operations and therefore, has not provided for any foreign taxes. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.5	6.1
Federal and state research and development tax credits	19.4	9.6
Nondeductible items	(1.6)	(0.8)
Stock-based compensation	13.3	4.4
Other	(0.9)	0.2
Change in valuation allowance	(56.7)	(40.5)

Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$8,165	$5,691
Research and development tax credit carryforwards	5,040	3,772
Accrued expenses and other current liabilities	671	501
Intangible assets	33	38
Property and equipment	215	150
Stock-based compensation	1,463	1,479
Other	725	382

Total deferred tax assets	16,312	12,013
Valuation allowance	(15,292)	(11,257)

Net deferred tax assets	1,020	756

Deferred tax liabilities:
Capitalized software development costs	(1,020)	(756)

Deferred tax liabilities	(1,020)	(756)

Net deferred tax assets and liabilities	$—	$—

As of December 31, 2019, the Company had federal net operating loss carryforwards of $31.1 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $22.1 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2019, the Company had state net operating loss carryforwards of $25.8 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2019, the Company also had federal and state research and development tax credit carryforwards of $3.5 million and $1.9 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income and tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. In 2019, the Company performed an analysis of the ownership changes as defined within IRC §382(g) during the period beginning with the first issuance of the Company’s stock on August 8, 2008 through June 30, 2019. It was determined that it is more likely than not that the Company did not undergo an ownership change within the meaning of IRC §382(g) during the analysis period. Therefore net operating losses for that period are not limited and will be available to cover future taxable income.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised primarily of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2019 and 2018. The Company reevaluates the positive and negative evidence at each reporting period.

The change in the valuation allowance for deferred tax assets during the years ended December 31, 2019 and 2018 related primarily to an increase in net operating loss carryforwards and research and development tax credit carryforwards. The changes in the valuation allowance for 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Valuation allowance as of beginning of year	$11,257	$5,677
Increases recorded to tax provision	4,035	5,580

Valuation allowance as of end of year	$15,292	$11,257

The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. No reserve for uncertain tax positions or related interest and penalties has been recorded at December 31, 2019 and 2018.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2016 to the present, however, carryforward attributes that were generated prior to January 1, 2016 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

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

Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of December 31, 2019 and 2018, the Company had a deferred rent liability of $1.2 million. During the years ended December 31, 2019 and 2018, the Company recorded rent expense of $2.5 million and $2.1 million, respectively.

As of December 31, 2019 and 2018, the Company maintained security deposits of $0.4 million with the landlords of its leases, which amounts are included in other assets on the Company’s balance sheet.

Future minimum lease payments under the operating leases as of December 31, 2019 are as follows (in thousands):

Year Ending December 31,
2020	$2,573
2021	2,659
2022	2,502
2023	2,534
2024	1,922
Thereafter	—

$12,190

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

Through December 31, 2019 and 2018, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2019 and 2018, respectively.

Legal Proceedings and Other Contingencies

On February 15, 2019, Sean F. Townsend, a purported holder of the Company’s common stock, filed a civil action in the Supreme Court for the State of New York against the Company, the Company’s chief executive officer, chief financial officer, general counsel, the Company’s directors, and the Company’s underwriters for its IPO, captioned Townsend v. EverQuote, Inc. et al., Index No. 650997-2019. On February 26, 2019, Mark Townsend, a second purported holder of the Company’s common stock, filed an identical civil action in the Supreme Court for the State of New York against the same defendants, captioned Townsend v. EverQuote, Inc. et al., Index No. 651177-2019. The plaintiffs alleged claims for violations of Sections 11, 12(a), and 15 of the Securities Act of 1933, on behalf of a purported class of all persons or entities who purchased or otherwise acquired the Company’s common stock pursuant or traceable to the Registration Statement issued in connection with its IPO. Those claims generally challenged as false or misleading certain of the Company’s disclosures about its quote request volume. The plaintiffs sought, on behalf of themselves and the purported class, damages, costs and expenses of litigation, and rescission, disgorgement, or other equitable relief. After filing a motion to dismiss the plaintiffs’ consolidated amended complaint, the Company participated in a mediation and agreed to pay $4.8 million in settlement of all of plaintiffs’ purported class claims, approximately $3.6 million of which is expected to be reimbursed by the Company’s insurance provider. Accordingly, the Company has recorded an other receivable of $3.6 million within prepaid expenses and other current assets and an accrued liability of $4.8 million within accrued expenses and other current liabilities on the balance sheet. The Company has expensed $1.2 million in the accompanying financial statements as legal settlement expense, representing the net of the settlement amount and the expected insurance proceeds. The parties thereafter on February 6, 2020 filed a Stipulation of Settlement settling the litigation in principle, subject to final approval of the Court. The Court has scheduled a final approval hearing for the settlement on June 11, 2020.

The Company was contacted by a representative from a state tax assessor’s office requesting remittance of uncollected sales taxes. The Company does not believe its services are taxable in this state and is investigating this request and intends to vigorously defend this position. If the Company does not prevail in its position, uncollected sales taxes due for the period could amount to approximately $1.5 million, including interest and penalties. The Company has not recorded any liabilities related to this matter as the loss has not been deemed probable.

The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of its business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s results of operations or financial condition.

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

	Year Ended December 31,
	2019	2018
Basic net loss per share:
Numerator:
Net loss	$(7,117)	$(13,791)
Accretion of redeemable convertible preferred stock to redemption value	—	(37,415)

Net loss attributable to common stockholders	$(7,117)	$(51,206)

Denominator:
Weighted average common shares outstanding, basic and diluted	25,758,649	16,922,225

Net income loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(3.03)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2019	2018
Options to purchase common stock	2,827,868	3,770,086
Unvested restricted stock units	3,367,846	2,409,893

	6,195,714	6,179,979

12. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.5 million and $0.4 million during the years ended December 31, 2019 and 2018, respectively.

13. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals and to a lesser extent a small amount of office space. During the years ended December 31, 2019 and 2018, the Company recorded expense of $5.2 million and $8.2 million, respectively, related to these arrangements. During the years ended December 31, 2019 and 2018, the Company paid $5.7 million and $8.7 million, respectively, related to these arrangements. As of December 31, 2019 and 2018, amounts due to related-party affiliates totaled $0.6 million and $1.0 million, respectively, which were included in accounts payable and accrued expenses on the balance sheets.

14. Selected Quarterly Financial Data (Unaudited)

The following information has been derived from unaudited financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands except per share data):

	Three Months Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Statements of Operations Data:
Revenue	$73,799	$67,112	$55,667	$52,233	$39,779	$41,748	$41,092	$40,730
Cost of revenue	4,681	4,052	3,504	3,666	3,075	3,115	2,873	2,615
Loss from operations(1)	(1,155)	(82)	(2,246)	(4,566)	(7,114)	(3,936)	(1,627)	(1,235)
Net income (loss)(1)	(934)	173	(1,974)	(4,382)	(6,925)	(3,808)	(1,730)	(1,328)
Net income (loss) available (attributable) to common stockholders(1)	(934)	173	(1,974)	(4,382)	(6,925)	(3,808)	(28,132)	(12,341)
Basic and diluted net income (loss) per share available (attributable) to common stockholders:	$(0.04)	$0.01	$(0.08)	$(0.17)	$(0.28)	$(0.15)	$(3.10)	$(1.42)

(1)

The Company’s statements of operations were impacted in the third and fourth quarter of 2018 by the recognition of $0.6 million and $1.1 million of stock-based compensation expense, respectively, related to performance-based RSU grants for which achievement of the performance condition became probable. The amount recorded in the fourth quarter of 2018 included an out-of-period adjustment of $0.8 million to correct an error in the expense recognition for the performance-based RSU grants from the third quarter of 2018. The Company did not consider the out-of-period adjustment to be material to the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a system designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2019, our internal control over financial reporting is effective.

As an emerging growth company, as defined under the terms of the JOBS Act of 2012, our independent registered accounting firm is not required to issue an attestation report on the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

For a list of the financial statements included herein, see Index to Financial Statements on this Annual Report on Form 10-K, incorporated into this Item by reference.

2.	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.

3.	Exhibits

See the Exhibit Index in Item 15(b) below.

(b)	Exhibit Index.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 2, 2018)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 2, 2018)
4.1	Specimen stock certificate evidencing shares of Class A common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)
4.2	Description of Securities of the Registrant
9.1	Voting Agreement, dated February 8, 2018, by and among certain stockholders of the Registrant (incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.1	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2016, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.2#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.3#	Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.4#	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.5#	Form of Non-Qualified Stock Option Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

Exhibit Number	Description

10.6#	Form of Restricted Stock Unit Issuance Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.7#	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 27, 2018)
10.8#	Form of Stock Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)
10.9#	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)
10.10	Lease, dated as of July 24, 2013, as amended by the First, Second, Third, Fourth, Fifth and Sixth Amendments thereto, by and between BMR-Broadway LLC and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.11	Loan and Security Agreement, dated as of August 11, 2014, as amended, by and between Western Alliance Bank and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.12#	Offer Letter, dated as of August 27, 2010, by and between the Registrant and Seth Birnbaum (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.13#	Offer Letter, dated as of July 31, 2017, by and between the Registrant and Jayme Mendal (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.14#	Employment Agreement, dated March 17, 2014, by and between the Registrant and John Wagner
10.15	Seventh Amendment to Lease, dated as of September 26, 2018, by and between the Registrant and BMR-Broadway LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on October 1, 2018)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of Stax Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit Number	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#	Indicates management contract or compensation plan.
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

EVERQUOTE, INC.

Date: March 13, 2020	By:	/s/ Seth Birnbaum
Seth Birnbaum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seth Birnbaum Seth Birnbaum	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2020

/s/ John Wagner John Wagner	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 13, 2020

/s/ David Blundin David Blundin	Chairman of the Board of Directors	March 13, 2020

/s/ Sanju Bansal Sanju Bansal	Director	March 13, 2020

/s/ Paul Deninger Paul Deninger	Director	March 13, 2020

/s/ John Lunny John Lunny	Director	March 13, 2020

/s/ George Neble George Neble	Director	March 13, 2020

/s/ John Shields John Shields	Director	March 13, 2020

/s/ Mira Wilczek Mira Wilczek	Director	March 13, 2020