Form 10-Q
period 2020-03-31
EverQuote, Inc.
filed 2020-05-08
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 17,922,392 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 9,109,517 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations and statements regarding the anticipated impact on our business of the outbreak of the novel strain of coronavirus (COVID-19) and related public health measures, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

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

•	the impact of the COVID-19 pandemic;

•	our ability to attract and retain consumers and insurance providers using our marketplace;

•	our ability to develop new and enhanced products and services to attract and retain consumers and insurance providers, and our ability to successfully monetize them;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;

•	our ability to maintain and build our brand;

•	our reliance on our third-party service providers;

•	our ability to expand internationally;

•	the impact of competition in our industry and innovation by our competitors;

•	our ability to hire and retain necessary qualified employees to expand our operations;

•	our ability to adequately protect our intellectual property;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	the increased expenses and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	the future trading prices of our Class A common stock; and

•	our use of proceeds from our initial public offering.

While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$50,460	$46,054
Accounts receivable	35,655	32,214
Prepaid expenses and other current assets	7,159	7,065

Total current assets	93,274	85,333
Property and equipment, net	5,236	5,197
Other assets	692	691

Total assets	$99,202	$91,221

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,646	$23,663
Accrued expenses and other current liabilities	12,736	13,225
Deferred revenue	1,577	1,501

Total current liabilities	41,959	38,389
Deferred rent, net of current portion	1,011	1,062

Total liabilities	42,970	39,451

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 16,568,446 shares and 14,635,834 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	17	15
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 10,413,805 shares and 11,802,341 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	10	12
Additional paid-in capital	164,656	158,752
Accumulated deficit	(108,451)	(107,009)

Total stockholders’ equity	56,232	51,770

Total liabilities and stockholders’ equity	$99,202	$91,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$81,364	$52,233

Cost and operating expenses:
Cost of revenue	5,335	3,666
Sales and marketing	66,504	44,622
Research and development	6,459	4,685
General and administrative	4,719	3,826

Total cost and operating expenses	83,017	56,799

Loss from operations	(1,653)	(4,566)

Other income:
Interest income	111	184
Other income	100	—

Total other income	211	184

Net loss and comprehensive loss	$(1,442)	$(4,382)

Net loss per share, basic and diluted	$(0.05)	$(0.17)

Weighted average common shares outstanding, basic and diluted	26,640	25,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances December 31, 2019	14,635,834	$15	11,802,341	$12	$158,752	$(107,009)	$51,770
Issuance of common stock upon exercise of stock options	214,179	—	—	—	1,364	—	1,364
Vesting of restricted stock units	329,897	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,540	—	4,540
Transfer of Class B common stock to Class A common stock	1,388,536	2	(1,388,536)	(2)	—	—	—
Net loss	—	—	—	—	—	(1,442)	(1,442)

Balances at March 31, 2020	16,568,446	$17	10,413,805	$10	$164,656	$(108,451)	$56,232

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	7,528,741	$8	17,696,414	$18	$143,050	$(99,892)	$43,184
Issuance of common stock upon exercise of stock options	114,831	—	—	—	234	—	234
Vesting of restricted stock units	99,197	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,750	—	2,750
Transfer of Class B common stock to Class A common stock	1,032,231	1	(1,032,231)	(1)	—	—	—
Net loss	—	—	—	—	—	(4,382)	(4,382)

Balances at March 31, 2019	8,775,000	$9	16,664,183	$17	$146,034	$(104,274)	$41,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,442)	$(4,382)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	849	481
Stock-based compensation expense	4,540	2,750
Provision for bad debt	21	—
Deferred rent	(51)	6
Changes in operating assets and liabilities:
Accounts receivable	(3,462)	(8,396)
Prepaid expenses and other current assets	(94)	158
Other assets	(4)	—
Accounts payable	3,983	4,631
Accrued expenses and other current liabilities	(489)	1,040
Deferred revenue	76	230

Net cash provided by (used in) operating activities	3,927	(3,482)

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(885)	(667)

Net cash used in investing activities	(885)	(667)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,364	234

Net cash provided by financing activities	1,364	234

Net increase (decrease) in cash, cash equivalents and restricted cash	4,406	(3,915)
Cash, cash equivalents and restricted cash at beginning of period	46,304	41,884

Cash, cash equivalents and restricted cash at end of period	$50,710	$37,969

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$50,460	$37,719
Restricted cash (included in other assets)	250	250

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$50,710	$37,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the Company is subject to risks and uncertainties relating to the ongoing outbreak of the novel strain of coronavirus (“COVID-19”), which the World Health Organization declared a pandemic in March 2020. The COVID-19 pandemic has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Work-from-home and other measures have introduced additional operational risks, including cybersecurity risks, and may adversely affect the way the Company and its customers and insurance providers conduct business. The extent to which the COVID-19 pandemic impacts the Company’s workforce, business, financial condition, results of operations and the Company’s use of estimates in preparation of its consolidated financial statements will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $1.4 million for the three months ended March 31, 2020 and $7.1 million for the year ended December 31, 2019. As of March 31, 2020, the Company had an accumulated deficit of $108.5 million. The Company has primarily funded its operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, cash flows from operations and proceeds from the Company’s IPO. As of the issuance date of these financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the financial statements, without considering available borrowings under the Company’s revolving line of credit.

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, EverQuote NI Limited. All intercompany accounts and transactions have been eliminated in consolidation.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2020 and results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019 have been made. The Company’s results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020 or any other interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and collectability of accounts receivable, the expensing and capitalization of website and software development costs, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. Actual results may differ from those estimates or assumptions. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 7, 2020, the date of issuance of these consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the three months ended March 31, 2020, one customer represented 24% of total revenue. For the three months ended March 31, 2019, two customers represented 19% and 11% of total revenue. As of March 31, 2020, one customer accounted for 15% of the accounts receivable balance. As of December 31, 2019, two customers accounted for 14% each of the accounts receivable balance.

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

The Company’s cash equivalents of $23.2 million as of March 31, 2020, consisting of money market funds, are carried at fair value based on Level 1 inputs. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. Management reviews accounts receivable on a periodic basis and reserves for receivables in the Company’s allowance for doubtful accounts on a specific identification basis when they are determined to be uncollectible. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance. The Company had no allowance for doubtful accounts as of March 31, 2020 and December 31, 2019, as the Company deemed all amounts to be collectible.

Revenue Recognition

The Company derives its revenue by selling consumer referrals to its insurance provider customers, including insurance carriers and agents. To determine revenue recognition for arrangements that the Company determines are within the scope of the revenue standard, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2020	2019
Direct channels	93%	93%
Indirect channels	7	7

	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended March 31,
	2020	2019
Automotive	$67,641	$45,014
Other	13,723	7,219

Total Revenue	$81,364	$52,233

The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. At March 31, 2020, the Company had not capitalized any costs to obtain any of its contracts.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.6 million and $1.5 million as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company recognized revenue of $1.0 million that was included in the contract liability balance (deferred revenue) at December 31, 2019. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, promoting its marketplace to insurance carriers and agents, and increasing downloads of the Company’s social safe-driving mobile app EverDrive. In November 2019, the Company announced that it would no longer support

EverDrive. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive income (loss). During the three months ended March 31, 2020 and 2019, advertising expense totaled $57.5 million and $38.4 million, respectively.

Net Income (Loss) per Share

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2020	2019
Options to purchase common stock	3,120,480	3,534,784
Unvested restricted stock units	3,585,469	2,825,909

	6,705,949	6,360,693

The Company has two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 5, the rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition periods, the guidance is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities and emerging growth companies that choose to take advantage of the extended transition periods to annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early application is permitted. The Company currently plans to adopt ASU No. 2016-02 on January 1, 2021 using the modified retrospective approach transition method as of the date of adoption such that prior periods will not be restated. The Company expects that the adoption will result in the recognition of material right-of-use assets and lease liabilities on its balance sheet.

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

3. Balance Sheet Accounts

Prepaid expenses and other current assets includes a receivable of $3.6 million for insurance proceeds related to a legal settlement and a deposit of $1.2 million related to this same legal settlement (see Note 7).

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued employee compensation and benefits	$2,703	$2,388
Accrued advertising expenses	3,519	4,119
Accrued legal settlement (see Note 7)	4,750	4,750
Other current liabilities	1,764	1,968

	$12,736	$13,225

4. Loan and Security Agreement

As of March 31, 2020, the Company had available borrowings of $11.0 million under its amended Loan and Security Agreement, as modified by the 2018 Loan and Modification Agreement (the “2018 Loan Modification”). Pursuant to the 2018 Loan Modification, borrowings under the revolving line of credit cannot exceed 80% of eligible accounts receivable balances and bear interest at one-half percent (0.5%) above the greater of 4.25% or the prime rate. Borrowings are collateralized by substantially all of the Company’s assets and property.

Under the 2018 Loan Modification, the Company is subject to specified affirmative and negative covenants until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions. In addition, the Company is required to maintain a financial performance covenant: a minimum asset coverage ratio of 1.5 to 1, calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events which would meet the criteria of a default under the 2018 Loan Modification include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company. As of March 31, 2020, the Company was in compliance with all covenants related to the revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

As of March 31, 2020 and December 31, 2019, the Company had no amounts outstanding on the revolving line of credit and $11.0 million was available for borrowing. The 2018 Loan Modification was amended during the three months ended March 31, 2020 to extend the availability of the line of credit to May 2020.

5. Equity

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

6. Stock-Based Compensation

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares of Class A common stock (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,321,908 shares effective as of January 1, 2020 in accordance with the provisions of the 2018 Plan described above. As of March 31, 2020, 883,181 shares remain available for future grants under the 2018 Plan.

Options and restricted stock units (“RSUs”) granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire no longer than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices.

Award Issuances

During the three months ended March 31, 2020, the Company granted 474,216 service-based RSUs with an aggregate grant date fair value of $19.4 million.

During the three months ended March 31, 2020, the Company granted 88,623 service- and performance-based RSUs with an aggregate grant date fair value of $3.6 million.

Option Issuances

During the three months ended March 31, 2020, the Company granted 531,108 options with service-based, market-based and performance-based vesting conditions. The fair value of these grants is estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market condition. The following table presents the assumptions used in the Monte Carlo simulation model to determine the fair value of these stock-based awards:

Three Months Ended March 31, 2020
Risk-free interest rate	1.5%
Expected volatility	49.0%
Expected dividend yield	0%
Derived service period (in years)	4.1

Stock-based compensation expense is recognized when the achievement of the performance-based vesting conditions is probable regardless of whether the market condition is achieved. The aggregate grant date fair value of these options was $8.1 million. As the Company has deemed achievement of the performance condition to be probable, the Company is recognizing stock-based compensation for these awards over the estimated service period using the graded-vesting method. During the three months ended March 31, 2020, the Company recognized stock-based compensation expense of $0.3 million related to these awards

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$54	$—
Sales and marketing	1,695	794
Research and development	1,276	874
General and administrative	1,515	1,082

	$4,540	$2,750

Stock-based compensation expense for the three months ended March 31, 2020 included a total of $0.5 million related to unvested RSUs and option awards with performance-based vesting conditions, including options with performance- and market-based vesting conditions, for which the performance-based condition has not yet been achieved but has been deemed probable of being achieved.

As of March 31, 2020, unrecognized compensation expense for RSUs and option awards with service-based vesting conditions and RSUs and option awards with performance-based vesting conditions either achieved or deemed probable of being achieved was $56.4 million, which is expected to be recognized over a weighted average period of 3.7 years. Additionally, the Company had unrecognized compensation expense of $6.8 million related to unvested awards with performance-based vesting conditions, which have not been deemed probable.

7. Commitments and Contingencies

Operating Leases

The Company leases office space in Cambridge, Massachusetts under a non-cancelable operating lease that expires in September 2024. The Company also leases office space in Woburn, Massachusetts under a non-cancelable operating lease that expires in January 2022. During the three months ended March 31, 2020, the Company entered into a three-year non-cancelable operating lease in Seattle, Washington, under which it expects to commence lease payments in the second quarter of 2020.

Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of March 31, 2020 and December 31, 2019, the Company had a deferred rent liability of $1.2 million.

During the three months ended March 31, 2020 and 2019, the Company recorded rent expense of $0.6 million and $0.5 million, respectively.

As of March 31, 2020 and December 31, 2019, the Company maintained security deposits of $0.4 million with the landlords of its leases, which amounts are included in other assets on the Company’s balance sheet.

Future minimum lease payments under the operating leases as of March 31, 2020 are as follows (in thousands):

Year Ending December 31,
2020 (Remaining nine months)	$2,101
2021	2,848
2022	2,696
2023	2,583
2024	1,922
Thereafter	—

$12,150

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

Through March 31, 2020 and December 31, 2019, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2020 and December 31, 2019.

Legal Proceedings

On February 15, 2019, Sean F. Townsend, a purported holder of the Company’s common stock, filed a civil action in the Supreme Court for the State of New York against the Company, the Company’s chief executive officer, chief financial officer, general counsel, the Company’s directors, and the Company’s underwriters for its IPO, captioned Townsend v. EverQuote, Inc. et al., Index No. 650997-2019. On February 26, 2019, Mark Townsend, a second purported holder of the Company’s common stock, filed an identical civil action in the Supreme Court for the State of New York against the same defendants, captioned Townsend v. EverQuote, Inc. et al., Index No. 651177-2019. The plaintiffs alleged claims for violations of Sections 11, 12(a), and 15 of the Securities Act of 1933, on behalf of a purported class of all persons or entities who purchased or otherwise acquired the Company’s common stock pursuant or traceable to the Registration Statement issued in connection with its IPO. Those claims generally challenged as false or misleading certain of the Company’s disclosures about its quote request volume. The plaintiffs sought, on behalf of themselves and the purported class, damages, costs and expenses of litigation, and rescission, disgorgement, or other equitable relief. After filing a motion to dismiss the plaintiffs’ consolidated amended complaint, the Company participated in a mediation and agreed to pay $4.8 million in settlement of all of plaintiffs’ purported class claims, approximately $3.6 million of which is expected to be reimbursed by the Company’s insurance provider. Accordingly, the Company recorded an other receivable of $3.6 million within prepaid expenses and other current assets and an accrued liability of $4.8 million within accrued expenses and other current liabilities on the balance sheet as of December 31, 2019 and March 31, 2020. The Company funded $1.2 million of this amount to an escrow agent during the three months ended March 31, 2020, which amount is included within prepaid expenses and other current assets as of March 31, 2020. The parties thereafter on February 6, 2020 filed a Stipulation of Settlement settling the litigation in principle, subject to final approval of the Court. The Court has scheduled a final approval hearing for the settlement on June 11, 2020.

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

On April 29, 2020, EverQuote was named as a defendant in a putative, statewide (Colorado) class action lawsuit filed in U.S. District Court for the District of Colorado captioned Scott M. Runyon v EverQuote, Inc. The Complaint alleges that the Company violated the Telephone Consumer Protection Act by making unsolicited marketing calls to his cellphone and those of other Colorado residents using an automatic telephone dialing system without prior express consent. Plaintiff seeks, among other forms of relief, statutory damages of $500 to $1,500 for each alleged violation and an order enjoining future violations. Plaintiff also asserts an individual claim against the Company for invasion of privacy arising out of the same calls to his cellphone and a claim for unspecified damages. No substantive proceedings have occurred in the case to date. The Company believes these claims lack merit, and intends to vigorously defend the Company against them.

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

8. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.2 million and $0.1 million during the three months ended March 31, 2020 and 2019, respectively.

9. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals and to a lesser extent a small amount of office space. During the three months ended March 31, 2020 and 2019, the Company recorded expense of $0.9 million and $1.5 million, respectively, related to these arrangements. During the three months ended March 31, 2020 and 2019, the Company paid $1.0 million and $1.4 million, respectively, related to these arrangements. As of March 31, 2020 and December 31, 2019, amounts due to related-party affiliates totaled $0.5 million and $1.1 million, respectively, which were included in accounts payable on the balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2019, on file with the Securities and Exchange Commission. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.”

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

In the three months ended March 31, 2020 and 2019, our total revenue was $81.4 million and $52.2 million, respectively, representing year-over-year growth of 56%. We had net losses of $1.4 million and $4.4 million for the three months ended March 31, 2020 and 2019, respectively, and had $3.8 million and ($1.3) million in adjusted EBITDA for the three months ended March 31, 2020 and 2019, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers and consumer traffic to our marketplace for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, our employees are working remotely as of May 7, 2020. While such disruptions did not have a material adverse impact on our financial results for the first quarter of 2020, we are monitoring and managing our operations for the ongoing impact of COVID-19. In addition, with many insurance carriers reporting strong profitability in the first quarter of 2020 as a result of the COVID-19 pandemic, we believe that carriers will further invest in online customer acquisition to increase their volume of new premiums and that the COVID-19 pandemic may accelerate the transition from offline to online customer acquisition in the insurance industry.

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

Shift from indirect to direct distribution channels

We have shifted the majority of our revenue from our indirect channel, consisting of aggregators and media networks, to our direct channel, consisting of carriers and agents. This shift has been an important part of our maturity and evolution. The benefits of direct distribution include improved consumer experience, higher pricing per referral, improved pricing stability, greater revenue predictability, richer data feedback, better performance and stronger relationships with providers and consumers. In 2018, direct distribution accounted for 90% of total revenue. In 2019, direct distribution accounted for 94% of total revenue. In the three months ended March 31, 2020, direct distribution accounted for 93% of total revenue.

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

Variable Marketing Margin

We define variable marketing margin, or VMM, as revenue, as reported in our consolidated statements of operations and comprehensive income (loss), less advertising costs (a component of sales and marketing expense, as reported in our statements of operations and comprehensive income (loss)). We use VMM to measure the efficiency of individual advertising and consumer acquisition sources and to make trade-off decisions to manage our return on advertising. We do not use VMM as a measure of profitability.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, interest income and the provision for (benefit from) income taxes. Adjusted EBITDA is a non-GAAP financial measure that we present in this Quarterly Report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, adjusted EBITDA may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non GAAP Financial Measure”.

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

We recognize revenue from consumer referrals at the time of delivery. Our revenue is comprised of consumer referral fees from the automotive and other insurance verticals, which includes home and renters, life, health and commercial insurance verticals, as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Automotive	$67,641	$45,014
Other	13,723	7,219

Total Revenue	$81,364	$52,233

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

Other Income

Other income consists of interest income and other income. Interest income consists of interest earned on invested cash balances. Other income consists of miscellaneous income unrelated to our core operations.

Income Taxes

We have not recorded income tax benefits for the net losses we have incurred in the three months ended March 31, 2020 and 2019 or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2019, we had federal net operating loss carryforwards of $31.1 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $22.1 million do not expire but may be limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2019, we had state net operating loss carryforwards of $25.8 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $3.5 million and $1.9 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

Adjusted EBITDA. We define adjusted EBITDA as our net income (loss), excluding the impact of stock-based compensation expense; depreciation and amortization expense; interest income; and our provision for (benefit from) income taxes. The most directly comparable GAAP measure to adjusted EBITDA is net income (loss). We monitor and present in this Quarterly Report on Form 10-Q adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these items in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

We use adjusted EBITDA to evaluate our operating performance and trends and make planning decisions. We believe adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of the items that we exclude in the calculation of adjusted EBITDA. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects.

Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Some of these limitations are:

•	adjusted EBITDA excludes stock-based compensation expense as it has recently been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business;

•	adjusted EBITDA excludes depreciation and amortization expense and, although this is a non-cash expense, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not reflect the cash received from interest income on our investments, which affects the cash available to us;

•	adjusted EBITDA does not reflect income tax expense (benefit) that affects cash available to us; and

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

Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(1,442)	$(4,382)
Stock-based compensation	4,540	2,750
Depreciation and amortization	849	481
Interest income	(111)	(184)

Adjusted EBITDA	$3,836	$(1,335)

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth our results of operations for the periods shown:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Statement of Operations Data:
Revenue(1)	$81,364	$52,233

Cost and operating expenses(2):
Cost of revenue	5,335	3,666
Sales and marketing	66,504	44,622
Research and development	6,459	4,685
General and administrative	4,719	3,826

Total cost and operating expenses	83,017	56,799

Loss from operations	(1,653)	(4,566)

Other income:
Interest income	111	184
Other income	100	—

Total other income	211	184

Net loss	$(1,442)	$(4,382)

Other Financial and Operational Data:
Quote requests	7,392	4,113
Variable marketing margin	$23,815	$13,866
Adjusted EBITDA(3)	$3,836	$(1,335)

(1)	Comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2020	2019
Direct channels	93%	93%
Indirect channels	7%	7%

	100%	100%

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$54	$—
Sales and marketing	1,695	794
Research and development	1,276	874
General and administrative	1,515	1,082

	$4,540	$2,750

(3)	See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and a reconciliation of such measure to the comparable GAAP financial measure.

Revenue:

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue	$81,364	$52,233	$29,131	55.8%

The increase in revenue was due to an increase of $22.6 million and $6.5 million from our automotive and other insurance marketplace verticals, respectively. The increase in revenue from our verticals was primarily due to an increase in quote requests resulting from increased advertising to attract consumers, partially offset by a decline in revenue per quote request.

Cost of Revenue

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$5,335	$3,666	$1,669	45.5%
Percentage of revenue	6.6%	7.0%

    Cost of revenue increased in the three months ended March 31, 2020 primarily due to increased third-party call center costs of $0.7 million due primarily to increased volume of call referrals and to increased technical services of $0.4 million due primarily to increased volume of consumer referrals. Depreciation and amortization expense also increased by $0.4 million.

Sales and Marketing

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing expense	$66,504	$44,622	$21,882	49.0%
Percentage of revenue	81.7%	85.4%

Sales and marketing expenses increased in the three months ended March 31, 2020 primarily due to an increase in advertising expenditures of $19.2 million and an increase in personnel-related costs of $2.0 million. Personnel-related costs for the three months ended March 31, 2020 and 2019 included stock-based compensation expense of $1.7 million and $0.8 million, respectively.

Research and Development

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development expense	$6,459	$4,685	$1,774	37.9%
Percentage of revenue	7.9%	9.0%

Research and development expenses in the three months ended March 31, 2020 increased primarily due to an increase in personnel-related costs as a result of our continued hiring of research and development employees and a shift towards hiring more senior personnel,    to further develop and enhance our marketplace websites and technology. Personnel-related costs for the three months ended March 31, 2020 and 2019 included stock-based compensation expense of $1.3 million and $0.9 million, respectively.

General and Administrative

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative expense	$4,719	$3,826	$893	23.3%
Percentage of revenue	5.8%	7.3%

General and administrative expenses increased in the three months ended March 31, 2020 primarily due to an increase in personnel-related costs of $0.9 million and an increase in insurance costs and franchise taxes of $0.2 million, partially offset by a decrease in professional and consultant fees of $0.4 million. Personnel-related costs for the three months ended March 31, 2020 and 2019 included stock-based compensation expense of $1.5 million and $1.1 million, respectively. The decrease in professional and consultant fees for the three months ended March 31, 2020 was primarily due to a decrease in legal fees.

Other Income

Interest income was $0.1 million and $0.2 million in the three months ended March 31, 2020 and 2019, respectively.

Quote requests

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(in thousands except percentages)
Quote requests	7,392	4,113	3,279	79.7%

Quote requests increased for the three months ended March 31, 2020 due to increased spending on advertising and improvements in our traffic acquisition.

Variable Marketing Margin

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue	$81,364	$52,233
Less: total advertising expense (a component of sales and marketing expense)	57,549	38,367

Variable marketing margin	$23,815	$13,866	$9,949	71.8%

Percentage of revenue	29.3%	26.5%

The increase in variable marketing margin was due primarily to an increased volume of quote requests.

Liquidity and Capital Resources

Since our inception, we have primarily funded our operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, cash flows from operations and proceeds from our IPO. As of March 31, 2020, we had cash and cash equivalents of $50.5 million and availability of $11.0 million on a revolving line of credit under our revolving line of credit, which per the amended terms, expires in May 2020.

Borrowings under our revolving line of credit are collateralized by substantially all of our assets and property. Additionally, we are subject under our revolving line of credit to affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events of default under our revolving line of credit include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse events with respect to us. In the event of a default, the lender may declare all borrowings immediately due and payable. As of March 31, 2020, we were in compliance with all covenants related to our revolving line of credit. There can be no guarantee that these covenants will be met in the future, and if not met, that waivers will be obtained.

Since our inception, we have incurred operating losses and may continue to incur losses in the foreseeable future. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without considering liquidity available from our revolving line of credit. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, the expansion of sales and marketing activities, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$3,927	$(3,482)
Net cash used in investing activities	(885)	(667)
Net cash provided by financing activities	1,364	234

Net increase (decrease) in cash, cash equivalents and restricted cash	$4,406	$(3,915)

Net cash provided by (used in) operating activities

During the three months ended March 31, 2020, operating activities provided $3.9 million of cash, which primarily resulted from the offset of net non-cash charges of $5.4 million, which more than offset our net loss of $1.4 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2020 was less than $0.1 million and consisted primarily of a $3.5 million net increase in accounts payable and accrued expenses and other current liabilities, partially offset by an increase of $3.5 million in accounts receivable.

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

Net cash used in investing activities

Net cash used in investing activities was $0.9 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively, due to the acquisition of property and equipment, which included the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs.

Net cash provided by financing activities

During the three months ended March 31, 2020 and 2019, net cash provided by financing activities was $1.4 million and $0.2 million, respectively, consisting of proceeds received from the exercise of common stock options.

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Significant estimates and assumptions reflected in our condensed consolidated financial statements include, but are not limited to, revenue recognition and collectability of accounts receivable, the expensing and capitalization of website and software development costs, the valuation of stock-based awards and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of May 7, 2020, the date of issuance of these consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2019, on file with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

On April 29, 2020, EverQuote was named as a defendant in a putative, statewide (Colorado) class action lawsuit filed in U.S. District Court for the District of Colorado captioned Scott M. Runyon v EverQuote, Inc. The Complaint alleges that the Company violated the Telephone Consumer Protection Act by making unsolicited marketing calls to his cellphone and those of other Colorado residents using an automatic telephone dialing system without prior express consent. Plaintiff seeks, among other forms of relief, statutory damages of $500 to $1,500 for each alleged violation and an order enjoining future violations. Plaintiff also asserts an individual claim against the Company for invasion of privacy arising out of the same calls to his cellphone and a claim for unspecified damages. No substantive proceedings have occurred in the case to date. We believe these claims lack merit, and we intend to vigorously defend the Company against them.

From time to time, we may be subject to additional legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. Certain factors may have a material adverse effect on our business, financial condition and results of operation. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, and in our other filings with the SEC. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.

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

If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of quote requests generated by consumer traffic varies and can decline from to time. For example, quote requests decreased from 3,457,000 in the three months ended March 31, 2018 to 3,018,000 in the three months ended June 30, 2018, increased to 3,044,000 in the three months ended September 30, 2018, increased to 3,284,000 in the three months ended December 31, 2018, increased to 4,113,000 in the three months ended March 31, 2019, increased to 4,519,000 in the three months ended June 30, 2019, increased to 5,516,000 in the three months ended September 30, 2019 and increased to 5,863,000 in the three months ended December 31, 2019. Quote requests increased to 7,392,000 in the three months ended March 31, 2020. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer quote requests.

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

The ongoing COVID-19 pandemic could adversely affect our business, results of operations and financial condition.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. As a result, we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, containment measures and the potential economic impact on our insurance provider customers and our users.

To support the health and well-being of our employees and communities, our employees began working remotely starting in March 2020. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product and business development efforts as well as other activities, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs in our sales and marketing efforts that we cannot fully mitigate through remote or other alternative work arrangements. We are also unsure what additional actions our carrier and agent customers, as well as our users, may take in response to coronavirus (COVID-19). For example, as carriers and agents shifted their workforces from offices to remote locations, we saw a decrease in demand while they relocated these operations. In addition, we are unable to predict how user behavior will change in response to COVID-19. For example, we believe that since shelter-in-place orders went into effect that consumers are performing less searches for insurance online.

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption, and how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the degree to which the pandemic will impact our users, insurance provider customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us. The impact of COVID-19 could also exacerbate other risks discussed in this Risk Factors section, which could in turn have a material adverse effect on us. Developments related to COVID-19 have been rapidly changing, and additional impacts and risks may arise that we are not currently aware of or to which we may not be able to appropriately respond.

Although we expect that current cash and cash equivalent balances and cash flows generated from operations will be sufficient to meet our working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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

Sales to Progressive Casualty Insurance Company accounted for 21% of our revenue for the year ended December 31, 2019 and 24% of our revenue for the three months ended March 31, 2020. In addition, sales to Government Employees Insurance Company accounted for just under 10% of revenue for the year ended December 31, 2019. These customers made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that these customers will continue to purchase from us at their historical levels or at all. If either or both of these customers were to reduce its level of purchases from us or discontinue its relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

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

A substantial majority of the insurance purchased through our marketplace is automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 85% of our total revenue for the year ended December 31, 2019 and 83% of our revenue for the three months ended March 31, 2020. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. In addition, consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected and may be affected by negative trends in the broader economy, including the COVID-19 pandemic, the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment.

We are also dependent upon the economic success of the home and renters, life, commercial and health insurance industries. Declines in demand for these insurance product offerings could cause fewer consumers to use our product offerings to shop for such policies. Downturns in any of these markets, which could be caused by a downturn in the economy at large, including as a result of the COVID-19 pandemic, could materially adversely affect our business.

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

Our revenue grew from $96.8 million in 2015 to $122.8 million in 2016, to $126.2 million in 2017, to $163.3 million in 2018 and to $248.8 million in 2019, increases of 26.8%, 2.8%, 29.4% and 52.3%, respectively, and from $52.2 million for the three months ended March 31, 2019 to $81.4 million for the three months ended March 31, 2020, an increase of 55.8%. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

As of March 31, 2020, we had $11.0 million available for borrowing under our revolving line of credit with Western Alliance Bank, and in the future we could incur indebtedness beyond our revolving line of credit.

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

We do not collect sales, use, value added or similar taxes in jurisdictions in which we have sales, and we believe that such taxes are not applicable either because we do not have the requisite amount of contacts with the state for the state to be able to impose these taxes or our products and services are not subject to these taxes. Sales, use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our end-customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end-customers, we could be held liable for such costs. Such tax assessments, penalties and interest, or future requirements may adversely affect our operating results. For example, we were contacted by a representative from a state tax assessor’s office requesting remittance of uncollected sales taxes. While we do not believe our services are taxable in this state, if we do not prevail in our position, uncollected sales taxes due for the period could amount to approximately $1.5 million including interest and penalties.

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

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $48.23 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through April 30, 2020. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

In addition, equity markets in general, and the equities of technology companies in particular, have experienced and may experience in the future, extreme price and volume fluctuations due to, among other factors, the actions of market participants or other actions outside of our control, including general market volatility caused by the COVID-19 pandemic. Such price and volume fluctuations may adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

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

The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 87.6% of the voting power of our capital stock as of March 31, 2020; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held approximately 76% of the voting power of our capital stock as of that date. This concentration of voting power will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 87.6% of the voting power of our capital stock as of March 31, 2020; and Link Ventures, directly or through a voting agreement pursuant to which each of Seth Birnbaum and Tomas Revesz have agreed to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 76% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.

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

In addition to our outstanding Class A common stock, as of March 31, 2020, there were 1,529,639 shares of Class A common stock subject to outstanding options, 1,590,841 shares of either Class A common stock or Class B common stock subject to outstanding options, 3,585,469 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 883,181 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 12,677,509 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of March 31, 2020, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

Our initial public offering of Class A common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-225379) that was declared effective by the Securities and Exchange Commission, or SEC, on June 27, 2018. The net offering proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, were $48.6 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. As of March 31, 2020, we estimate that we have used approximately $18.4 million of the net proceeds from our IPO for general corporate purposes and capital expenditures, including $7.0 million to repay amounts outstanding under our revolving line of credit with Western Alliance Bank, which revolving line of credit remains open for borrowings of up to $11.0 million until May 15, 2020. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Form of Performance-Based Stock Option Agreement under 2018 Equity Incentive Plan

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of EverQuote, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERQUOTE, INC.

Date: May 7, 2020	By:	/s/ Seth Birnbaum
Seth Birnbaum President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ John Wagner
John Wagner Chief Financial Officer and Treasurer (Principal Financial Officer)