Form 10-Q
period 2020-06-30
EverQuote, Inc.
filed 2020-08-10
CIK 1640428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the registrant had 18,932,306 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 8,430,585 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
EVERQUOTE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$54,409	$46,054
Accounts receivable	36,489	32,214
Prepaid expenses and other current assets	3,429	7,065

Total current assets	94,327	85,333
Property and equipment, net	5,759	5,197
Other assets	745	691

Total assets	$100,831	$91,221

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,087	$23,663
Accrued expenses and other current liabilities	9,975	13,225
Deferred revenue	1,633	1,501

Total current liabilities	38,695	38,389
Other long-term liabilities	1,508	1,062

Total liabilities	40,203	39,451

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 18,932,306 shares and 14,635,834 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	19	15
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 8,430,585 shares and 11,802,341 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	8	12
Additional paid-in capital	171,860	158,752
Accumulated deficit	(111,259)	(107,009)

Total stockholders’ equity	60,628	51,770

Total liabilities and stockholders’ equity	$100,831	$91,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$78,302	$55,667	$159,666	$107,900

Cost and operating expenses:
Cost of revenue	4,977	3,504	10,312	7,170
Sales and marketing	64,561	45,524	131,065	90,146
Research and development	6,966	4,404	13,425	9,089
General and administrative	4,754	4,481	9,473	8,307

Total cost and operating expenses	81,258	57,913	164,275	114,712

Loss from operations	(2,956)	(2,246)	(4,609)	(6,812)

Other income:
Interest income	47	184	158	368
Other income	101	88	201	88

Total other income	148	272	359	456

Net loss and comprehensive loss	$(2,808)	$(1,974)	$(4,250)	$(6,356)

Net loss per share, basic and diluted	$(0.10)	$(0.08)	$(0.16)	$(0.25)

Weighted average common shares outstanding,
basic and diluted	27,136	25,579	26,888	25,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances December 31, 2019	14,635,834	$15	11,802,341	$12	$158,752	$(107,009)	$51,770
Issuance of common stock upon exercise of stock options	214,179	—	—	—	1,364	—	1,364
Vesting of restricted stock units	329,897	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,540	—	4,540
Transfer of Class B common stock to Class A common stock	1,388,536	2	(1,388,536)	(2)	—	—	—
Net loss	—	—	—	—	—	(1,442)	(1,442)

Balances at March 31, 2020	16,568,446	17	10,413,805	10	164,656	(108,451)	56,232
Issuance of common stock upon exercise of stock options	126,375	—	—	—	954	—	954
Vesting of restricted stock units	254,265	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,250	—	6,250
Transfer of Class B common stock to Class A common stock	1,983,220	2	(1,983,220)	(2)	—	—	—
Net loss	—	—	—	—	—	(2,808)	(2,808)

Balances at June 30, 2020	18,932,306	$19	8,430,585	$8	$171,860	$(111,259)	$60,628

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	7,528,741	$8	17,696,414	$18	$143,050	$(99,892)	$43,184
Issuance of common stock upon exercise of stock options	114,831	—	—	—	234	—	234
Vesting of restricted stock units	99,197	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,750	—	2,750
Transfer of Class B common stock to Class A common stock	1,032,231	1	(1,032,231)	(1)	—	—	—
Net loss	—	—	—	—	—	(4,382)	(4,382)

Balances at March 31, 2019	8,775,000	9	16,664,183	17	146,034	(104,274)	41,786
Issuance of common stock upon exercise of stock options	132,770	—	—	—	649	—	649
Vesting of restricted stock units	182,764	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,238	—	3,238
Transfer of Class B common stock to Class A common stock	1,413,336	2	(1,413,336)	(2)	—	—	—
Net loss	—	—	—	—	—	(1,974)	(1,974)

Balances at June 30, 2019	10,503,870	$11	15,250,847	$15	$149,921	$(106,248)	$43,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,250)	$(6,356)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,443	1,005
Stock-based compensation expense	10,790	5,988
Provision for bad debt	17	422
Changes in operating assets and liabilities:
Accounts receivable	(4,292)	(7,109)
Prepaid expenses and other current assets	3,636	27
Other assets	(57)	—
Accounts payable	3,293	1,529
Accrued expenses and other current liabilities	(3,250)	353
Deferred revenue	132	321
Other long-term liabilities	446	(22)

Net cash provided by (used in) operating activities	7,908	(3,842)

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(1,871)	(1,552)

Net cash used in investing activities	(1,871)	(1,552)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,318	883

Net cash provided by financing activities	2,318	883

Net increase (decrease) in cash, cash equivalents and restricted cash	8,355	(4,511)
Cash, cash equivalents and restricted cash at beginning of period	46,304	41,884

Cash, cash equivalents and restricted cash at end of period	$54,659	$37,373

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$54,409	$37,123
Restricted cash (included in other assets)	250	250

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$54,659	$37,373

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
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $4.3 million for the six months ended June 30, 2020 and $7.1 million for the year ended December 31, 2019. As of June 30, 2020, the Company had an accumulated deficit of $111.3 million. The Company has primarily funded its operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, which was renewed in August 2020, cash flows from operations and proceeds from the Company’s IPO. As of the issuance date of these financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the financial statements.
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, EverQuote NI Limited. All intercompany accounts and transactions have been eliminated in consolidation.
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or non-public
entities, the Company has adopted the new or revised standard at the time non-public
entities adopt the new or revised standard.
Because the market value of the Company’s Class A common stock held by non-affiliates
exceeded $700.0 million as of June 30, 2020, the Company will have been public for more than one year and it has filed at least one annual report, the Company will cease to be an emerging growth company as of December 31, 2020. As a result, beginning with the Company’s Annual Report on

Form
10-K
for the year ending December 31, 2020, the Company will be subject to certain requirements that apply to other public companies but did not previously apply to the Company due to its status as an emerging growth company, including the provisions of Section 404 of the Sarbanes-Oxley Act, which require that the Company’s independent registered public accounting firm provides an attestation report on the effectiveness of the Company’s internal control over financial reporting.

2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The condensed balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form
10-K for
the year ended December 31, 2019 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2020 and results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019 have been made. The Company’s results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020 or any other interim period.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and collectability of accounts receivable, the expensing and capitalization of website and software development costs, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. Actual results may differ from those estimates or assumptions. Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August
7
,
2020, the date of issuance of these consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Concentrations of Credit Risk and of Significant Customers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash balances that may be in excess of federally insured limits at two accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the three months ended June 30, 2020, one customer represented 19% of total revenue. For the six months ended June 30, 2020, one customer represented 21% of total revenue. For the three months ended June 30, 2019, two customers represented 20% and 13% of total revenue. For the six months ended June 30, 2019, two customers represented 20% and 12% of total revenue. As of June 30, 2020, one customer accounted for 16% of the accounts receivable balance. As of December 31, 2019, two customers accounted for 14% each of the accounts receivable balance.
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

The Company’s cash equivalents of $23.3 million as of June 30, 2020, consisting of money market funds, are carried at fair value based on Level 1 inputs. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.
Accounts Receivable
The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. Management reviews accounts receivable on a periodic basis and reserves for receivables in the Company’s allowance for doubtful accounts on a specific identification basis when they are determined to be uncollectible. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance. The Company had no allowance for doubtful accounts as of June 30, 2020 and December 31, 2019, as the Company deemed all amounts to be collectible.
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
Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Direct channels	93%	93%	93%	93%
Indirect channels	7%	7%	7%	7%

	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Automotive	$64,594	$49,788	$132,235	$94,802
Other	13,708	5,879	27,431	13,098

Total Revenue	$78,302	$55,667	$159,666	$107,900

The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. At June 30, 2020, the Company had not capitalized any costs to obtain any of its contracts.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.6 million and $1.5 million as of June 30, 2020 and December 31, 2019, respectively.

During the six months ended June 30, 2020, the Company recognized revenue of $
1.1
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
Advertising Expense
Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, promoting its marketplace to insurance carriers and agents, and increasing downloads of the Company’s social safe-driving mobile app EverDrive. In November 2019, the Company announced that it would no longer support EverDrive. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive income (loss). During the three months ended June 30, 2020 and 2019, advertising expense totaled $54.8 million and $39.0 million, respectively. During the six months ended June 30, 2020 and 2019, advertising expense totaled $112.4 million and $77.3 million, respectively.
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
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2020	2019
Options to purchase common stock	2,975,988	3,305,425
Unvested restricted stock units	3,619,167	3,050,834

	6,595,155	6,356,259

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
Recently Issued Accounting Pronouncements
In
February 2016, the
FASB issued ASU No. 2016-02,
 Leases (Topic 842)
 (“ASU 2016-02”), which sets out
the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and
a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For non-public
entities and emerging growth companies that choose to take advantage of the extended transition periods, the guidance is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU
No. 2018-11,
 Leases (Topic 842)
, which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the
opening balance of retained earnings in the period of adoption. In November 2019, the FASB issued ASU
No. 2019-10,
which deferred the effective date for
non-public
entities and emerging growth companies that choose to take advantage of the extended transition periods to annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Since the Company will cease to be an emerging growth company as of December 31, 2020, the Company is required to adopt the standard during the fourth quarter of 2020. The Company plans to adopt
ASU No. 2016-02 using
the modified retrospective approach transition method as of the date of adoption such that prior periods will not be restated. The Company expects that the adoption will result in the recognition of material right-of-use assets and lease
liabilities on its consolidated balance sheet.
In June 2016, the FASB issued ASU
No. 2016-13,
Financial Instruments – Credit Losses (Topic 326)
. The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years.
For non-public entities
and emerging growth companies that choose to take advantage of the extended transition periods, the guidance was effective for annual reporting periods beginning after December 15, 2020. Since the Company will cease to be an emerging growth company as of December 31, 2020, the Company is required to adopt the standard during the fourth quarter of 2020. The Company is currently assessing the impact of the adoption of this guidance on its financial statements.
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
For non-public entities
and emerging growth companies that choose to take advantage of the extended transition periods, the guidance is effective for annual reporting periods beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Since the Company will cease to be an emerging growth company as of December 31, 2020, the Company is required to adopt the standard during the fourth quarter of 2020. The Company is currently assessing the impact of the adoption of this guidance on its financial statements.
3. Balance Sheet Accounts
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued employee compensation and benefits	$1,986	$2,388
Accrued advertising expenses	5,313	4,119
Accrued legal settlement (see Note 7)	—	4,750
Other current liabilities	2,676	1,968

	$9,975	$13,225

4. Loan and Security Agreement
As of December 31, 2019, the Company had available borrowings of $11.0 million under its amended Loan and Security Agreement, as modified by the 2018 Loan and Modification Agreement (the “2018 Loan Modification”). Pursuant to the 2018 Loan Modification, borrowings under the revolving line of credit could not exceed 80% of eligible accounts receivable balances and bore interest at one-half percent
(0.5%) above the greater of 4.25% or the prime rate. The 2018 Loan Modification was amended during the three months ended March 31, 2020 to extend the availability of the line of credit to May 2020. The 2018 Loan Modification was amended and restated in August 2020 (the “2020 Loan Agreement”) to increase the available line of credit to $25.0 million, extend the maturity date to August 2022 and amend the interest rate. Pursuant to the 2020 Loan Agreement, borrowings under the revolving line of credit cannot exceed 80% of eligible accounts receivable balances and bear interest a
t
the greater of 3.25% or the prime rate. Borrowings are collateralized by substantially all of the Company’s assets and property.
Under the 2020 Loan Agreement, the Company is subject to specified affirmative and negative covenants until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions. In addition, the Company is required to maintain a financial performance covenant: a minimum asset coverage ratio of 1.5 to 1, calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events which would meet the criteria of a default under the 2020 Loan Agreement include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company.

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
The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock
options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares of Class A common stock (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,321,908 shares effective as of January 1, 2020 in accordance with the provisions of the 2018 Plan described above. As of June 30, 2020, 613,335 shares remain available for future grants under the 2018 Plan.
Options and restricted stock units (“RSUs”) granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire no longer than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices.
Award Issuances
During the six months ended June 30, 2020, the Company granted 781,421 service-based RSUs with an aggregate grant date fair value of $31.9 million.
During the six months ended June 30, 2020, the Company granted 107,881 service- and performance-based RSUs with an aggregate grant date fair value of $4.3 million.

Option Issuances
During the six months ended June 30, 2020, the Company granted 531,108 options with service-based, market-based and performance-based vesting conditions. The fair value of these grants is estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market condition. The following table presents the assumptions used in the Monte Carlo simulation model to determine the fair value of these stock-based awards:

Six Months Ended June 30, 2020
Risk-free interest rate	1.5%
Expected volatility	49.0%
Expected dividend yield	0%
Derived service period (in years)	4.1
Stock-based compensation expense is recognized when the achievement of the performance-based vesting conditions is probable regardless of whether the market condition is achieved. The aggregate grant date fair value of these options was $8.1 million. As the Company has deemed achievement of the performance condition to be probable, the Company is recognizing stock-based compensation for these awards over the estimated service period using the graded-vesting method. During the three and six months ended June 30, 2020, the Company recognized stock-based compensation expense of $0.6 million and $0.8 million, respectively, related to these awards
.
Stock-Based Compensation
The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$88	$87	$142	$87
Sales and marketing	2,547	891	4,242	1,685
Research and development	1,862	979	3,138	1,853
General and administrative	1,753	1,281	3,268	2,363

	$6,250	$3,238	$10,790	$5,988

Stock-based compensation expense for the three and six months ended June 30, 2020 included a total of $0.8 million and $1.2 million, respectively, related to unvested RSUs and option awards with performance-based vesting conditions, including options with performance- and market-based vesting conditions, for which the performance-based condition has not yet been achieved but has been deemed probable of being achieved.
As of June 30, 2020, unrecognized compensation expense for RSUs and option awards with service-based vesting conditions and RSUs and option awards with performance-based vesting conditions either achieved or deemed probable of being achieved was $60.5 million, which is expected to be recognized over a weighted average period of 4.0 years. Additionally, the Company had unrecognized compensation expense of $5.5 million related to unvested awards with performance-based vesting conditions, which have not been deemed probable.
7. Commitments and Contingencies
Operating Leases
The Company leases office space in Cambridge, Massachusetts under a non-cancelable operating
lease that expires in September 2024. The Company also leases office space in Woburn, Massachusetts under a non-cancelable operating
lease that expires in January 2022.
In the first quarter of 2020, the Company entered into a three-year non-cancelable
operating lease in Seattle, Washington under which lease payments commenced in the second quarter of 2020.
Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of June 30, 2020 and December 31, 2019, the Company had a deferred rent liability of $1.2 million.

During the three months ended June 30, 2020 and 2019, the Company recorded rent expense of $0.6 million and $0.7 million, respectively. During each of
the six months ended June 30, 2020 and 2019, the Company recorded rent expense of $1.2 million
.
As of June 30, 2020 and December 31, 2019, the Company maintained security deposits of $0.5 million and $0.4 million, respectively, with the landlords of its leases, which amounts are included in other assets on the Company’s balance sheet.
Future minimum lease payments under the operating leases as of June 30, 2020 are as follows (in thousands):

Year Ending December 31,
2020 (Remaining six months)	$1,412
2021	2,848
2022	2,696
2023	2,608
2024	1,922
Thereafter	—

$11,486

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
Through June 30, 2020 and December 31, 2019, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2020 and December 31, 2019.
Legal Proceedings
On February 15, 2019, Sean F. Townsend, a purported holder of the Company’s common stock, filed a civil action in the Supreme Court for the State of New York against the Company, the Company’s chief executive officer, chief financial officer, general counsel, the Company’s directors, and the Company’s underwriters for its IPO, captioned
Townsend v. EverQuote, Inc. et al.
, Index No. 650997-2019. On February 26, 2019, Mark Townsend, a second purported holder of the Company’s common stock, filed an identical civil action in the Supreme Court for the State of New York against the same defendants, captioned
Townsend v. EverQuote, Inc. et al.
, Index No. 651177-2019. The plaintiffs alleged claims for violations of Sections 11, 12(a), and 15 of the Securities Act of 1933, on behalf of a purported class of all persons or entities who purchased or otherwise acquired the Company’s common stock pursuant or traceable to the Registration Statement issued in connection with its IPO. Those claims generally challenged as false or misleading certain of the Company’s disclosures about its quote request volume. The plaintiffs sought, on behalf of themselves and the purported class, damages, costs and expenses of litigation, and rescission, disgorgement, or other equitable relief. After filing a motion to dismiss the plaintiffs’ consolidated amended complaint, the Company participated in a mediation and agreed to pay $4.8 million in settlement of all of plaintiffs’ purported class claims, of which
$3.6 million
was reimbursed by the Company’s insurance provider. The parties thereafter on February 6, 2020 filed a Stipulation of Settlement settling the litigation in principle, subject to final approval of the Court. On June 11, 2020, the Court entered a final order approving the settlement and terminating the case.
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
On April 29, 2020, EverQuote was named as a defendant in a putative, statewide (Colorado) class action lawsuit filed in U.S. District Court for the District of Colorado captioned Scott M. Runyon v EverQuote, Inc. The

c
omplaint alleges that the Company violated the Telephone Consumer Protection Act by making unsolicited marketing calls to his cellphone and those of other Colorado residents using an automatic telephone dialing system without prior express consent. Plaintiff seeks, among other forms of relief, statutory damages of $500 to $1,500 for each alleged violation and an order enjoining future violations. Plaintiff also asserts an individual claim against the Company for invasion of privacy arising out of the same calls to his cellphone and a claim for unspecified damages. On July 23, 2020, the U.S. District Court granted a stay pending the Supreme Court’s decision in Facebook Inc. v. Duguid, Case
No. 19-511. The
Supreme Court’s decision in that case is not expected for
8-12
months and may moot Plaintiff’s Telephone Consumer Protection Act claim and putative class action. The Company believes these claims lack merit, and intends to vigorously defend the Company against them.
On July 30, 2020, EverQuote was named as a defendant in a putative, nationwide class action lawsuit filed in U.S. District Court for the Western District of Pennsylvania captioned Carol Scavo v. EverQuote, Inc. The complaint alleges that the Company violated the Telephone Consumer Protection Act by sending unsolicited text message advertisements to her cellphone and those of other United States residents using an automatic telephone dialing system without prior express consent. Plaintiff seeks, among other forms of relief, statutory damages of $500 to $1,500 for each alleged violation and an order enjoining future violations. No substantive proceedings have occurred in the case to date. The Company believes these claims lack merit, and intends to vigorously defend the Company against them.
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
8. Retirement Plan
The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax
basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.1 million during each of
the three months ended June 30, 2020 and 2019, and contributed $0.3 million and $0.2 million during the six months ended June 30, 2020 and 2019, respectively.
9. Related Party Transactions
The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals and to a lesser extent a small amount of office space. During the three months ended June 30, 2020 and 2019, the Company recorded expense of $0.6 million and $1.1 million, respectively, related to these arrangements. During the three months ended June 30, 2020 and 2019, the Company paid $0.9 million and $1.5 million, respectively, related to these arrangements. During the six months ended June 30, 2020 and 2019, the Company recorded expense of $1.5 million and $2.6 million, respectively, related to these arrangements. During the six months ended June 30, 2020 and 2019, the Company paid $1.9 and $2.9 million, respectively, related to these arrangements. As of June 30, 2020 and December 31, 2019, amounts due to related-party affiliates totaled $0.2 million and $1.1 million, respectively, which were included in accounts payable on the balance sheets.
The Company subleases a portion of its office space to one of its related-party affiliates. During each of the three months ended June 30, 2020 and 2019, the Company recorded other income of $0.1 million related to this arrangement and received $0.1 million in payments. During the six months ended June 30, 2020 and 2019, the Company recorded other income of $0.2 million and $0.1 million, respectively, related to this arrangement and received $0.2 million and $0.1 million, respectively, in payments. As of June 30, 2020 and December 31 2019, there were no amounts due from related-party affiliates.
10. Subsequent Events
On August
3
, 2020, the Company signed a definitive agreement to acquire Crosspointe Insurance & Financial Services, LLC, a health insurance agency headquartered in Evansville, Indiana. The acquisition is expected to close by the end of the third quarter of 2020 subject to customary closing conditions.

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
In the three months ended June 30, 2020 and 2019, our total revenue was $78.3 million and $55.7 million, respectively, representing year-over-year growth of 41%. We had net losses of $2.8 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and had $4.0 million and $1.6 million in adjusted EBITDA for the three months ended June 30, 2020 and 2019, respectively. In the six months ended June 30, 2020 and 2019, our total revenue was $159.7 million and $107.9 million, respectively, representing year-over-year growth of 48.0%. We had net losses of $4.3 million and $6.4 million for the six months ended June 30, 2020 and 2019, respectively, and had $7.8 million and $0.3 million in adjusted EBITDA for the six months ended June 30, 2020 and 2019, respectively. See the section titled “—Non-GAAP Financial
Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

COVID-19
In March 2020, the World Health Organization declared the outbreak of
COVID-19
a pandemic. The
COVID-19
pandemic has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place
orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that
COVID-19
will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day
operations and could disrupt our business and operations, as well as that of our customers and consumer traffic to our marketplace for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, our employees are working remotely as of August 7, 2020. While such disruptions have not had a material adverse impact on our financial results in the first half of 2020, such disruptions may impact consumer insurance shopping behavior. We are monitoring and managing our operations for the ongoing impact of
COVID-19.
In addition, with many insurance carriers reporting strong profitability as a result of the
COVID-19
pandemic, we believe that carriers will further invest in online customer acquisition to increase their volume of new premiums and that the
COVID-19
pandemic may accelerate the transition from offline to online customer acquisition in the insurance industry.
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
Shift from indirect to direct distribution channels
We have shifted the majority of our revenue from our indirect channel, consisting of aggregators and media networks, to our direct channel, consisting of carriers and agents. This shift has been an important part of our maturity and evolution. The benefits of direct distribution include improved consumer experience, higher pricing per referral, improved pricing stability, greater revenue predictability, richer data feedback, better performance and stronger relationships with providers and consumers. In 2018, direct distribution accounted for 90% of total revenue. In 2019, direct distribution accounted for 94% of total revenue. In the three and six months ended June 30, 2020, direct distribution accounted for 93% of total revenue.
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

We recognize revenue from consumer referrals at the time of delivery. Our revenue is comprised of consumer referral fees from the automotive and other insurance verticals, which includes home and renters, life, health and commercial insurance verticals, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Automotive	$64,594	49,788	$132,235	$94,802
Other	13,708	5,879	27,431	13,098

Total Revenue	$78,302	$55,667	$159,666	$107,900

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

Income Taxes
We have not recorded income tax benefits for the net losses we have incurred in the three or six months ended June 30, 2020 and 2019 or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2019, we had federal net operating loss carryforwards of $31.1 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $22.1 million do not expire but may be limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2019, we had state net operating loss carryforwards of $25.8 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $3.5 million and $1.9 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.
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
Adjusted EBITDA
. We define adjusted EBITDA as our net income (loss), excluding the impact of stock-based compensation expense; depreciation and amortization expense; interest income; and our provision for (benefit from) income taxes. The most directly comparable GAAP measure to adjusted EBITDA is net income (loss). We monitor and present in this Quarterly Report on
Form 10-Q adjusted
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
Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net loss	$(2,808)	$(1,974)	$(4,250)	$(6,356)
Stock-based compensation	6,250	3,238	10,790	5,988
Depreciation and amortization	594	524	1,443	1,005
Interest income	(47)	(184)	(158)	(368)

Adjusted EBITDA	$3,989	$1,604	$7,825	$269

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2020 and 2019
The following table sets forth our results of operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Statement of Operations Data:
Revenue(1)	$78,302	$55,667	$159,666	$107,900

Cost and operating expenses(2):
Cost of revenue	4,977	3,504	10,312	7,170
Sales and marketing	64,561	45,524	131,065	90,146
Research and development	6,966	4,404	13,425	9,089
General and administrative	4,754	4,481	9,473	8,307

Total cost and operating expenses	81,258	57,913	164,275	114,712

Loss from operations	(2,956)	(2,246)	(4,609)	(6,812)

Other income:
Interest income	47	184	158	368
Other income	101	88	201	88

Total other income	148	272	359	456

Net loss	$(2,808)	$(1,974)	$(4,250)	$(6,356)

Other Financial and Operational Data:
Quote requests	6,777	4,519	14,169	8,632
Variable marketing margin	$23,478	$16,702	$47,293	$30,568
Adjusted EBITDA(3)	$3,989	$1,604	$7,825	$269

(1)	Comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Direct channels	93%	93%	93%	93%
Indirect channels	7%	7%	7%	7%

	100%	100%	100%	100%

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of revenue	$88	$87	$142	$87
Sales and marketing	2,547	891	4,242	1,685
Research and development	1,862	979	3,138	1,853
General and administrative	1,753	1,281	3,268	2,363

	$6,250	$3,238	$10,790	$5,988

(3)	See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and a reconciliation of such measure to the comparable GAAP financial measure.
Revenue:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$78,302	$55,667	$22,635	40.7%	$159,666	$107,900	$51,766	48.0%
The increase in revenue in the three months ended June 30, 2020 was due to an increase of $14.8 million and $7.8 million from our automotive and other insurance marketplace verticals, respectively. The increase in revenue in the six months ended June 30, 2020 was due to an increase of $37.4 million and $14.3 million from our automotive and other insurance marketplace verticals, respectively. The increase in revenue from our verticals was primarily due to an increase in quote requests resulting from increased advertising to attract consumers, partially offset by a decline in revenue per quote request in our other insurance marketplace verticals.
Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$4,977	$3,504	$1,473	42.0%	$10,312	$7,170	$3,142	43.8%
Percentage of revenue	6.4%	6.3%			6.5%	6.6%

Cost of revenue increased in the three and six months ended June 30, 2020 primarily due to increased third-party call center costs of $0.5 million and $1.2 million, respectively, due primarily to increased volume of call referrals and to increased hosting costs of $0.5 million and $0.6 million, respectively. Technical services also increased by $0.6 million in the six months ended June 30, 2020 due primarily to increased volume of consumer referrals. Depreciation and amortization expense also increased by $0.1 million and $0.5 million, respectively, in the three and six months ended June 30, 2020.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing expense	$64,561	$45,524	$19,037	41.8%	$131,065	$90,146	$40,919	45.4%
Percentage of revenue	82.5%	81.8%			82.1%	83.5%

Sales and marketing expenses increased in the three and six months ended June 30, 2020 primarily due to an increase in advertising expenditures of $15.9 million and $35.0 million, respectively, and an increase in personnel-related costs of $2.6 million and $4.5 million, respectively. Personnel-related costs for the three months ended June 30, 2020 and 2019 included stock-based compensation expense of $2.5 million and $0.9 million, respectively. Personnel-related costs for the six months ended June 30, 2020 and 2019 included stock-based compensation expense of $4.2 million and $1.7 million, respectively.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development expense	$6,966	$4,404	$2,562	58.2%	$13,425	$9,089	$4,336	47.7%
Percentage of revenue	8.9%	7.9%			8.4%	8.4%
Research and development expenses in the three and six months ended June 30, 2020 increased primarily due to an increase in personnel-related costs as a result of our continued hiring of research and development employees and a shift towards hiring more senior personnel, to further develop and enhance our marketplace websites and technology. Personnel-related costs for the three months ended June 30, 2020 and 2019 included stock-based compensation expense of $1.9 million and $1.0 million, respectively. Personnel-related costs for the six months ended June 30, 2020 and 2019 included stock-based compensation expense of $3.1 million and $1.9 million, respectively.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative expense	$4,754	$4,481	$273	6.1%	$9,473	$8,307	$1,166	14.0%
Percentage of revenue	6.1%	8.0%			5.9%	7.7%
General and administrative expenses increased in the three and six months ended June 30, 2020 primarily due to an increase in personnel-related costs of $0.5 million and $1.4 million, respectively, partially offset by a decrease in our provision for bad debt of $0.4 million in each period. Personnel-related costs for the three months ended June 30, 2020 and 2019 included stock-based compensation expense of $1.8 million and $1.3 million, respectively. Personnel-related costs for the six months ended June 30, 2020 and 2019 included stock-based compensation expense of $3.3 million and $2.4 million, respectively.
Other Income
Interest income was less than $0.1 million in the three months ended June 30, 2020, compared to $0.2 million in the three months ended June 30, 2019 and was $0.2 million in the six months ended June 30, 2020 compared to $0.4 million in the six months ended June 30, 2019. Other income included sublease income of $0.1 million in each of the three months ended June 30, 2020 and 2019 and $0.2 million and $0.1 million in the six months ended June 30, 2020 and 2019, respectively.
Quote Requests

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands except percentages)				(dollars in thousands)
Quote requests	6,777	4,519	2,258	50.0%	14,169	8,632	5,537	64.1%
Quote requests increased for the three and six months ended June 30, 2020 due to increased spending on advertising and improvements in our traffic acquisition.

Variable Marketing Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$78,302	$55,667	$22,635	40.7%	$159,666	$107,900	$51,766	48.0%
Less: total advertising expense (a component of sales and marketing expense)	54,824	38,965			112,373	77,332

Variable marketing margin	$23,478	$16,702	$6,776	40.6%	$47,293	$30,568	$16,725	54.7%

Percentage of revenue	30.0%	30.0%			29.6%	28.3%
The increase in variable marketing margin was due primarily to an increased volume of quote requests.
Liquidity and Capital Resources
Since our inception, we have primarily funded our operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, which we renewed in August 2020, cash flows from operations and proceeds from our IPO. As of June 30, 2020, we had cash and cash equivalents of $54.4 million.
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
Since our inception, we have incurred operating losses and may continue to incur losses in the foreseeable future. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, the expansion of sales and marketing activities, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$7,908	$(3,842)
Net cash used in investing activities	(1,871)	(1,552)
Net cash provided by financing activities	2,318	883

Net increase (decrease) in cash, cash equivalents and restricted cash	$8,355	$(4,511)

Net cash provided by (used in) operating activities
During the six months ended June 30, 2020, operating activities provided $7.9 million of cash, which primarily resulted from the offset of net non-cash
charges of $12.3 million, which more than offset our net loss of $4.3 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2020 was $0.1 million and consisted primarily of a $4.3 million increase in accounts receivable, partially offset by a $3.6 million decrease in prepaid expenses and other current assets and a $0.4 million increase in other long-term liabilities.

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
Net cash used in investing activities
Net cash used in investing activities was $1.9 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively, due to the acquisition of property and equipment, which included the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs.
Net cash provided by financing activities
During the six months ended June 30, 2020 and 2019, net cash provided by financing activities was $2.3 million and $0.9 million, respectively, consisting of proceeds received from the exercise of common stock options.
Critical Accounting Policies and Significant Judgments and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Significant estimates and assumptions reflected in our condensed consolidated financial statements include, but are not limited to, revenue recognition and collectability of accounts receivable, the expensing and capitalization of website and software development costs, the valuation of stock-based awards and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of August 7, 2020, the date of issuance of these consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
 al.
, Index No. 650997-2019. On February 26, 2019, Mark Townsend, a second purported holder of our common stock, filed an identical civil action in the Supreme Court for the State of New York against the same defendants, captioned
 Townsend v. EverQuote, Inc. et al.
, Index No. 651177-2019. The plaintiffs alleged claims for violations of Sections 11, 12(a), and 15 of the Securities Act of 1933, on behalf of a purported class of all persons or entities who purchased or otherwise acquired our common stock pursuant or traceable to the Registration Statement issued for our IPO. Those claims generally challenged as false or misleading certain of our disclosures about our quote request volume. The plaintiffs sought, on behalf of themselves and the purported class, damages, costs and expenses of litigation, and rescission, disgorgement, or other equitable relief.
The cases were both later assigned to the Commercial Division, and the court consolidated them on May 23, 2019 in a case captioned
In re EverQuote Securities Litigation
, Index No. 651177-2019.
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
After filing the motion to dismiss the plaintiffs’ consolidated amended complaint, we participated in a mediation and agreed to pay $4,750,000 in settlement of all of plaintiffs’ purported class claims. The parties thereafter on February 6, 2020 filed a Stipulation of Settlement settling the litigation in principle, subject to final approval of the Court. On June 11, 2020, the Court entered a final order approving the settlement and terminating the case.
On April 29, 2020, EverQuote was named as a defendant in a putative, statewide (Colorado) class action lawsuit filed in U.S. District Court for the District of Colorado captioned Scott M. Runyon v EverQuote, Inc. The complaint alleges that the Company violated the Telephone Consumer Protection Act by making unsolicited marketing calls to his cellphone and those of other Colorado residents using an automatic telephone dialing system without prior express consent. Plaintiff seeks, among other forms of relief, statutory damages of $500 to $1,500 for each alleged violation and an order enjoining future violations. Plaintiff also asserts an individual claim against the Company for invasion of privacy arising out of the same calls to his cellphone and a claim for unspecified damages. On July 23, 2020, the U.S. District Court granted a stay pending the Supreme Court’s decision in Facebook Inc. v. Duguid, Case
No. 19-511. The
Supreme Court’s decision in that case is not expected for
8-12
months and may moot Plaintiff’s Telephone Consumer Protection Act claim and putative class action. We believe these claims lack merit, and we intend to vigorously defend the Company against them.
On July 30, 2020, EverQuote was named as a defendant in a putative, nationwide class action lawsuit filed in U.S. District Court for the Western District of Pennsylvania captioned Carol Scavo v. EverQuote, Inc. The complaint alleges that the Company violated the Telephone Consumer Protection Act by sending unsolicited text message advertisements to her cellphone and those of other United States residents using an automatic telephone dialing system without prior express consent. Plaintiff seeks, among other forms of relief, statutory damages of $500 to $1,500 for each alleged violation and an order enjoining future violations. No substantive proceedings have occurred in the case to date. We believe these claims lack merit, and we intend to vigorously defend the Company against them.
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
business could suffer.
If one or more of the search engines or other online sources on which we rely for purchased listings or visitor traffic modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of quote requests generated by consumer traffic varies and can decline from to time. For example, quote requests decreased from 3,457,000 in the three months ended March 31, 2018 to 3,018,000 in the three months ended June 30, 2018, increased to 3,044,000 in the three months ended September 30, 2018, increased to 3,284,000 in the three months ended December 31, 2018, increased to 4,113,000 in the three months ended March 31, 2019, increased to 4,519,000 in the three months ended June 30, 2019, increased to 5,516,000 in the three months ended September 30, 2019 and increased to

5,863,000 in the three months ended December 31, 2019. Quote requests increased to 7,392,000 in the three months ended March 31, 2020 and decreased to 6,777,000 in the three months ended June 30, 2020. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer quote requests.
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
The degree to
which COVID-19 impacts
our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption, and how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the degree to which the pandemic will impact our users, insurance provider customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us. The impact of
COVID-19
could also exacerbate other risks discussed in this Risk Factors section and this report, which could in turn have a material adverse effect on us. Developments related to
COVID-19
have been rapidly changing, and additional impacts and risks may arise that we are not currently aware of or to which we may not be able to appropriately respond.
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
Sales to Progressive Casualty Insurance Company accounted for 21% of our revenue for the year ended December 31, 2019 and 21% of our revenue for the six months ended June 30, 2020. In addition, sales to Government Employees Insurance Company accounted for just under 10% of revenue for the year ended December 31, 2019. These customers made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that these customers will continue to purchase from us at their historical levels or at all. If either or both of these customers were to reduce its level of purchases from us or discontinue its relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

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
A substantial majority of the insurance purchased through our marketplace is automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 85% of our total revenue for the year ended December 31, 2019 and 83% of our revenue for the six months ended June 30, 2020. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. In addition, consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected and may be affected by negative trends in the broader economy, including the
COVID-19
pandemic, the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment.
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
We depend on third-party publishers, including strategic partners, for a significant portion of our visitors. Any decline in the supply of media available through these third-party publishers’ websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.
A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers (including strategic partners). In many instances, third-party publishers can change the media inventory they make available to us at any time in ways that could impact our results of operations. In addition, third-party publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a third-party publisher decides not to make its media channel or inventory available to us or decides to demand a higher cost for such inventory, we may not be able to find media inventory from other websites that satisfies our requirements in a timely and cost-effective manner. Consolidation of Internet advertising networks and third-party publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. Additionally, third-party publishers may use advertising creatives that does not meet our compliance guidelines or that of our insurance provider customers, which could result in loss of revenue and reputational harm. As a result, we may not be able to acquire media inventory that meets our insurance provider’s performance, price, and quality requirements, in which case our revenue could decline or our operating costs could increase.
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
Through our verified partner network, we acquire consumer quote requests that are submitted by consumers directly to select third parties. While we have increased the number of quote requests acquired from these third-party sources, we still have limited experience in acquiring quote requests from third-party providers, we do not know if we will be able to acquire quote requests in significant volume, at prices that are attractive, whether the consumers will represent high-intent insurance shoppers, or whether insurance providers in our marketplace will purchase referrals for consumers acquired through our verified partner network. Additionally, any failure by us or third parties in our verified partner network on which we rely for quote requests to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations.
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
Increased adoption of call blocking technology may prevent us from reaching our consumers that have expressed an interest in getting insurance information. If calls or messages to our consumers are blocked, or if insurance providers obtaining data referrals have their calls blocked due to these call blocking technologies, we may see a significant decrease in the value of our referrals and the number of data and call referrals we are able to sell to insurance providers which could materially adversely impact our business.
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
Our revenue grew from $96.8 million in 2015 to $122.8 million in 2016, to $126.2 million in 2017, to $163.3 million in 2018 and to $248.8 million in 2019, increases of 26.8%, 2.8%, 29.4% and 52.3%, respectively. Our revenue grew from $55.7 million for the three months ended June 30, 2019 to $78.3 million for the three months ended June 30, 2020 and from $107.9 million for the six months ended June 30, 2019 to $159.7 million for the six months ended June 30, 2020, increases of 40.7% and 48.0%, respectively. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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

If the goodwill that we record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our business, operating results, financial condition and prospects.
Goodwill represents the amount by which the purchase price exceeds the fair value of net assets we acquire in a business combination. In connection with our acquisition of Crosspointe Insurance & Financial Services LLC, we expect to record goodwill that we will review for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. Our future evaluations of goodwill may result in findings of impairment and related impairment losses, which could have a material and adverse effect on our business, operating results, financial condition and prospects.
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
We are subject to two class action lawsuits alleging violations of the telephone consumer protection act, or TCPA, and were subject to a class action lawsuit alleging federal securities law violations in connection with our IPO, and may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract, breach of federal and state privacy laws, and intellectual property infringement that might necessitate changes to our business or operations. Regardless of whether any claims against us have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management’s time away from our operations. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results.
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
CAN-SPAM Act,
the TCPA, and the Federal Trade Commission Act and its accompanying regulations and guidelines, among others. In addition to being subject to action by regulatory agencies, some of these laws, like the TCPA, allow private individuals to bring litigation against companies for breach of these laws, and we have received complaints from individuals that we have violated the TCPA. We are also dependent on our third-party partners to comply with applicable laws. For example, with the commencement of our verified partner network in 2019, we depend upon our third-party partners to obtain consent from consumers to receive telemarking calls in compliance with the TCPA. We may be alleged to have indemnification obligations to third-party partners for alleged breaches of privacy laws like the TCPA, which could increase our defense costs and require that we pay damages if there were an adverse ruling in any such claims. Any of these events may have a material adverse effect on our business, results of operations, financial condition and prospects.
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
We have $25.0 million available for borrowing under our revolving line of credit with Western Alliance Bank, and in the future we could incur indebtedness beyond our revolving line of credit.
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
Our activities are subject to extensive regulation under the laws of the United States and its various states and the other jurisdictions in which we operate. We are currently subject to a variety of, and may in the future become subject to additional, international, federal, state and local laws or judicial decisions that are continuously evolving and developing, including laws regarding the insurance industry, mobile- and internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the TCPA, the Telemarketing Sales Rule, the CAN-SPAM Act,
the Fair Credit Reporting Act, the Health Insurance Portability and Accounting Act, and employment laws, including those governing wage and hour requirements.
We also generate a significant amount of revenue from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of our lead data from third-party publishers and cannot guarantee that these third-parties will comply with regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations.
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
The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $62.78 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through June 30, 2020. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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
The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 82.6% of the voting power of our capital stock as of June 30, 2020; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held approximately 82% of the voting power of our capital stock as of that date. This concentration of voting power will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 82.6% of the voting power of our capital stock as of June 30, 2020; and Link Ventures, directly or through a voting agreement pursuant to which each of Seth Birnbaum and Tomas Revesz have agreed to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 82% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio
between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or
the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.
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
In addition to our outstanding Class A common stock, as of June 30, 2020, there were 1,471,876 shares of Class A common stock subject to outstanding options, 1,504,112 shares of either Class A common stock or Class B common stock subject to outstanding options, 3,619,167 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 613,335 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 12,677,509 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such
shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of June 30, 2020, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.
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
Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery or (4) any action asserting a claim governed by the internal affairs doctrine. Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. On December 19, 2018, the Delaware Court of Chancery, in
 Sciabacucchi v. Salzberg, et al.
,
C.A. No. 2017-0931-JTL (Del. Ch.
Dec. 19, 2018), held that such federal forum selection provisions are invalid under Delaware law. In March 2020, the Delaware Supreme Court reversed this decision and ruled that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, although there is uncertainty as to whether courts in other states will enforce these provisions and we may incur additional costs of litigation should such enforceability be challenged. Neither of these choice of forum provisions would affect suits brought to enforce any liability or duty created by the Exchange Act, or the rules and regulations thereunder, jurisdiction over which is exclusively vested by statute in U.S. federal courts, or any other claim for which U.S. federal courts have exclusive jurisdiction. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly as of December 31, 2020, when we are no longer an emerging growth company or a smaller reporting company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
We are currently evaluating our internal controls, identifying and remediating any deficiencies in those internal controls and documenting the results of our evaluation, testing and remediation. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, which will be required as of December 31, 2020, when we are no longer an emerging growth company or a smaller reporting company, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline.
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
As a public company, we are required to comply with the rules of the Securities and Exchange Commission, or SEC, implementing Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an emerging growth company and a smaller reporting company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until December 31, 2020, when we are no longer an emerging growth company or a smaller reporting company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.
To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company or a smaller reporting company as of December 31, 2020, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be materially adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and a “smaller reporting company” under SEC rules, and will remain an emerging growth company and a smaller reporting company until we become a large accelerated filer as of December 31, 2020. As an emerging growth company, we relied on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include reduced disclosure obligations regarding executive compensation and exemptions from the requirements to hold non-binding advisory votes
on executive compensation and golden parachute payments, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with certain requirements of Auditing Standard 3101 relating to providing a supplement to the auditor’s report regarding critical audit matters and not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation. We expect to continue to take advantages of some or all of the available exemptions until we cease to be an emerging growth company and a smaller reporting company as of December 31, 2020. We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
Our initial public offering of Class A common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-225379) that was
declared effective by the Securities and Exchange Commission, or SEC, on June 27, 2018. The net offering proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, were $48.6 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as
compensation for board or board committee service. As of June 30, 2020, we estimate that we have used approximately $18.4 million of the net proceeds from our IPO for general corporate purposes and capital expenditures, including $7.0 million to repay amounts outstanding under our revolving line of credit with Western Alliance Bank. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

EVERQUOTE, INC.

Date: August 7, 2020	By:	/s/ Seth Birnbaum
Seth Birnbaum President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020	By:	/s/ John Wagner
John Wagner Chief Financial Officer and Treasurer (Principal Financial Officer)