Form 10-Q
period 2020-09-30
EverQuote, Inc.
filed 2020-11-06
CIK 1640428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2020, the registrant had 20,346,926 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 7,429,502 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

•	the impact of the COVID-19 pandemic;

•	our ability to attract and retain consumers and insurance providers using our marketplace;

•	our ability to develop new and enhanced products and services to attract and retain consumers and insurance providers, and our ability to successfully monetize them;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;

•	our ability to maintain and build our brand;

•	our reliance on our third-party service providers;

•	our ability to offer and sell insurance as a licensed insurance agent;

•	our ability to expand internationally;

•	the impact of competition in our industry and innovation by our competitors;

•	our ability to hire and retain necessary qualified employees to expand our operations;

•	our ability to adequately protect our intellectual property;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business;

•	the increased expenses and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•	the future trading prices of our Class A common stock; and

•	our use of proceeds from our initial public offering.
While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
EVERQUOTE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$45,881	$46,054
Accounts receivable	41,527	32,214
Prepaid expenses and other current assets	7,119	7,065

Total current assets	94,527	85,333
Property and equipment, net	5,871	5,197
Goodwill	9,618	—
Acquired intangible assets, net	3,775	—
Other assets	2,444	691

Total assets	$116,235	$91,221

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,735	$23,663
Accrued expenses and other current liabilities	11,224	13,225
Deferred revenue	1,692	1,501

Total current liabilities	46,651	38,389
Other long-term liabilities	2,361	1,062

Total liabilities	49,012	39,451

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 20,346,926 shares and 14,635,834 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	20	15
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 7,429,502 shares and 11,802,341 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	7	12
Additional paid-in capital	181,639	158,752
Accumulated deficit	(114,443)	(107,009)

Total stockholders’ equity	67,223	51,770

Total liabilities and stockholders’ equity	$116,235	$91,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$89,977	$67,112	$249,643	$175,012

Cost and operating expenses:
Cost of revenue	5,378	4,052	15,690	11,222
Sales and marketing	73,598	53,212	204,663	143,358
Research and development	8,149	5,596	21,574	14,685
General and administrative	6,141	4,334	15,614	12,641

Total cost and operating expenses	93,266	67,194	257,541	181,906

Loss from operations	(3,289)	(82)	(7,898)	(6,894)

Other income:
Interest income	18	168	176	536
Other income	87	87	288	175

Total other income	105	255	464	711

Net income (loss) and comprehensive income (loss)	$(3,184)	$173	$(7,434)	$(6,183)

Net income (loss) per share:
Basic	$(0.12)	$0.01	$(0.27)	$(0.24)

Diluted	$(0.12)	$0.01	$(0.27)	$(0.24)

Weighted average common shares outstanding:
Basic	27,526	25,910	27,102	25,596

Diluted	27,526	28,607	27,102	25,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	14,635,834	$15	11,802,341	$12	$158,752	$(107,009)	$51,770
Issuance of common stock upon exercise of stock options	214,179	—	—	—	1,364	—	1,364
Vesting of restricted stock units	329,897	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,540	—	4,540
Transfer of Class B common stock to Class A common stock	1,388,536	2	(1,388,536)	(2)	—	—	—
Net loss	—	—	—	—	—	(1,442)	(1,442)

Balances at March 31, 2020	16,568,446	17	10,413,805	10	164,656	(108,451)	56,232
Issuance of common stock upon exercise of stock options	126,375	—	—	—	954	—	954
Vesting of restricted stock units	254,265	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,250	—	6,250
Transfer of Class B common stock to Class A common stock	1,983,220	2	(1,983,220)	(2)	—	—	—
Net loss	—	—	—	—	—	(2,808)	(2,808)

Balances at June 30, 2020	18,932,306	19	8,430,585	8	171,860	(111,259)	60,628
Contingent consideration to be settled in Class A common stock	—	—	—	—	1,335	—	1,335
Issuance of common stock upon exercise of stock options	194,099	—	—	—	1,244	—	1,244
Vesting of restricted stock units	219,438	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,200	—	7,200
Transfer of Class B common stock to Class A common stock	1,001,083	1	(1,001,083)	(1)	—	—	—
Net loss	—	—	—	—	—	(3,184)	(3,184)

Balances at September 30, 2020	20,346,926	$20	7,429,502	$7	$181,639	$(114,443)	$67,223

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	7,528,741	$8	17,696,414	$18	$143,050	$(99,892)	$43,184
Issuance of common stock upon exercise of stock options	114,831	—	—	—	234	—	234
Vesting of restricted stock units	99,197	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,750	—	2,750
Transfer of Class B common stock to Class A common stock	1,032,231	1	(1,032,231)	(1)	—	—	—
Net loss	—	—	—	—	—	(4,382)	(4,382)

Balances at March 31, 2019	8,775,000	9	16,664,183	17	146,034	(104,274)	41,786
Issuance of common stock upon exercise of stock options	132,770	—	—	—	649	—	649
Vesting of restricted stock units	182,764	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,238	—	3,238
Transfer of Class B common stock to Class A common stock	1,413,336	2	(1,413,336)	(2)	—	—	—
Net loss	—	—	—	—	—	(1,974)	(1,974)

Balances at June 30, 2019	10,503,870	11	15,250,847	15	149,921	(106,248)	43,699
Issuance of common stock upon exercise of stock options	212,465	1	—	—	1,172	—	1,173
Vesting of restricted stock units	130,361	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,269	—	3,269
Transfer of Class B common stock to Class A common stock	723,368	—	(723,368)	—	—	—	—
Net income	—	—	—	—	—	173	173

Balances at September 30, 2019	11,570,064	$12	14,527,479	$15	$154,362	$(106,075)	$48,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,434)	$(6,183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	2,174	1,593
Stock-based compensation expense	17,990	9,257
Provision for bad debt	15	479
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(9,328)	(12,927)
Prepaid expenses and other current assets	2,048	(1,754)
Other assets	(222)	(2)
Accounts payable	10,030	6,532
Accrued expenses and other current liabilities	(2,325)	3,414
Deferred revenue	191	127
Other long-term liabilities	764	(79)

Net cash provided by operating activities	13,903	457

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(2,708)	(2,198)
Acquisition of business	(14,930)	—

Net cash used in investing activities	(17,638)	(2,198)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,562	2,056

Net cash provided by financing activities	3,562	2,056

Net increase (decrease) in cash, cash equivalents and restricted cash	(173)	315
Cash, cash equivalents and restricted cash at beginning of period	46,304	41,884

Cash, cash equivalents and restricted cash at end of period	$46,131	$42,199

Supplemental disclosure of noncash investing and financing information:
Acquisition of property and equipment included in accounts payable	$42	$—
Fair value of contingent consideration in connection with acquisition included in equity	$1,335	$—
Fair value of contingent consideration in connection with acquisition included in other long-term liabilities	$416	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$45,881	$41,949
Restricted cash (included in other assets)	250	250

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$46,131	$42,199

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
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $7.4 million for the nine months ended September 30, 2020 and $7.1 million for the year ended December 31, 2019. As of September 30, 2020, the Company had an accumulated deficit of $114.4 million. The Company has primarily funded its operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, which was renewed in August 2020, cash flows from operations and proceeds from the Company’s IPO. As of the issuance date of these financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the financial statements.
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

2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The condensed balance sheet at December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form
10-K for
the year ended December 31, 2019 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2020 and results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019 have been made. The Company’s results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020 or any other interim period.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and collectability of accounts receivable, the expensing and capitalization of website and software development costs, goodwill and acquired intangible assets, commissions receivable, the contingent consideration liability, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. Actual results may differ from those estimates or assumptions. Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 6, 2020, the date of issuance of these consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the three months ended September 30, 2020, one customer represented 26% of total revenue. For the nine months ended September 30, 2020, one customer represented 23% of total revenue. For the three months ended September 30, 2019, one customer represented 23% of total revenue. For the nine months ended September 30, 2019, two customers represented 21% and 11
%, respectively,

of total revenue. As of September 30, 2020, two customers accounted for 18% and 11
%, respectively,

of the accounts receivable balance. As of December 31, 2019, two customers accounted for 14% each of the accounts receivable balance.
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

The Company’s cash equivalents
of
$15.8
 million as of September 30, 2020, consisting of money market funds, are carried at fair value based on Level 1 inputs. The carrying values of the Company’s accounts receivable
, commissions receivable and commissions payable
,
 accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The Company’s contingent consideration included in other long-term liabilities is carried at fair value based on Level 3 inputs (see Note 3).
Accounts Receivable
The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. Management reviews accounts receivable on a periodic basis and reserves for receivables in the Company’s allowance for doubtful accounts on a specific identification basis when they are determined to be uncollectible. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance. The Company had no allowance for doubtful accounts as of September 30, 2020 and December 31, 2019, as the Company deemed all amounts to be collectible.
Commissions Receivable
Commissions receivable are contract assets that represent estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. The current portion of commissions receivable (included within prepaid expenses and other current assets) are estimated commissions expected to be received within one year, while the non-current portion
of commissions receivable (included within other assets
(non-current))
are expected to be received beyond one year. The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three or nine months ended September 30, 2020.
Commissions Payable
Commissions payable represent the estimated share of policy commissions earned by the Company’s agents. The current portion of commissions payable (included within accrued expenses and other current liabilities) are estimated commissions expected to be paid within one year, while the non-current portion
of commissions payable (included within other long-term liabilities) are expected to be paid beyond one year.
Goodwill and Acquired Intangible Assets
The Company records goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. The Company’s estimates of fair value are based upon assumptions believed to be reasonable at that time but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations and comprehensive income (loss)
as operating expenses or income.
Goodwill is not amortized, but rather is tested for impairment annually, or more frequently if facts and circumstances warrant a review, such as significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company has determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. The Company assesses both the existence of potential impairment and the amount of impairment loss by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Intangible assets are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.
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
Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Direct channels	93%	95%	93%	94%
Indirect channels	7%	5%	7%	6%

	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Automotive	$74,779	$57,306	$207,014	$152,108
Other	15,198	9,806	42,629	22,904

Total Revenue	$89,977	$67,112	$249,643	$175,012

The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would have been recognized is one year or less or the amount is immaterial. At September 30, 2020, the Company had not capitalized any costs to obtain any of its contracts.
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.7 million and $1.5 million as of September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, the Company recognized revenue of $1.1 million that was included in the contract liability balance (deferred revenue) at December 31, 2019. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.
Advertising Expense
Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, promoting its marketplace to insurance carriers and agents, and increasing downloads of the Company’s social safe-driving mobile app EverDrive. In November 2019, the Company announced that it would no longer support EverDrive. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive income (loss). During the three months ended September 30, 2020 and 2019, advertising expense totaled $60.5 million and $46.2 million, respectively. During the nine months ended September 30, 2020 and 2019, advertising expense totaled $172.9 million and $123.5 million, respectively.
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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2020	2019
Options to purchase common stock	2,773,222	3,042,559
Unvested restricted stock units	3,646,253	3,056,392

	6,419,475	6,098,951

The Company may also issue up to 97,922 shares of common stock as contingent consideration in connection with its acquisition of Crosspointe Insurance & Financial Services, LLC (see Note 3).
The Company has two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note
7
, the rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one
basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.
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

3. Acquisition
On September 1, 2020, the Company completed the acquisition of Crosspointe Insurance & Financial
Services, LLC (“Crosspointe”), a
health insurance agency headquartered in Evansville, Indiana. Crosspointe is a sales and decision support contact center that connects consumers to high quality healthcare insurance in a customer-centric environment and serves the individual and family health, Medicare, and ancillary health product markets. This acquisition enables the Company to accelerate and expand its opportunity in the health insurance market, by providing insurance shoppers with a broader range of health insurance products through access to a greater number of carrier partners, and an improved and more personalized customer buying experience.
The Crosspointe acquisition was accounted for as a purchase of a business under ASC Topic 805,
Business Combinations
. Under the acquisition method of accounting, the assets and liabilities of Crosspointe were recorded as of the acquisition date, at their respective fair values. The purchase consideration of

$16.7 million reflected a cash payment of $14.9 million,
subject to adjustment, and contingent consideration of
$1.8 million representing the fair value of
Class A
common stock issuable to the former owners of Crosspointe upon achievement of certain revenue targets over three years.
The cash payment may be adjusted for certain working capital adjustments which are identified by the Company within 90 days of the acquisition date. These adjustments, if any, will affect the final amount of the purchase price and the allocation of that purchase price to the working capital accounts. The former owners of Crosspointe are eligible to receive up to

97,922
shares of Class A common stock upon achievement of certain revenue targets. These revenue targets are measured in annual intervals. Shares of Class A common stock issuable upon achievement of the first two annual targets are for a fixed number of shares of Class A common stock and as such the Company has recorded the fair value of these shares within equity based on the number of shares issuable and the fair market value of Class A common stock on the acquisition date. Achievement of the third annual target will result in the issuance of a variable number of shares of Class A common stock and as such, the Company has recorded the fair value of these shares as a long-term liability. The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price to the assets and liabilities assumed based on fair value as of the date of the acquisition. The Company’s preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to change upon finalizing its valuation analysis. The final determination may result in changes in the fair value of certain assets and liabilities as compared to these preliminary estimates, which is expected to be finalized in the first half of 2021.
The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation model under a risk-neutral framework and the fair market value of the estimated number of shares of Class A common stock to be issued. Significant assumptions and estimates utilized in the model include the risk-adjusting discount rate, volatility and forecasted revenue. As of September 1, 2020, the acquisition date, the estimated fair value of the contingent consideration included in other long-term liabilities was

$
0.4

million. The Company will continue to assess the probability that the third revenue target will be met and at what level, and any subsequent changes in the estimated fair value of the liability resulting from changes to the probability assessment or changes in the fair market value of the Class A common stock to be issued will be reflected in earnings until the liability is fully settled
. There was
no
change
to the acquisition date amount recognized or any changes in the range of outcomes or assumptions used to develop the fair value of the contingent consideration liability as of September 30, 2020.

The following tables summarize the
preliminary
purchase price for Crosspointe and the
preliminary
allocation of the purchase price (in thousands):

Cash paid	$14,930
Fair value of contingent consideration to be settled in stock	1,751

Total purchase price consideration	$16,681

Assets Acquired and Liabilities Assumed:
Commission receivable (current and long-term)	$3,636
Customer Relationships	3,600
Other identifiable intangible assets	270
Goodwill	9,618

Total assets acquired	17,124
Accounts payable and accrued expenses (current and long-term)	(443)

Total allocation of purchase price consideration	$16,681

Customer relationships were valued using the income approach, which included Level 3 inputs. Acquired intangible assets are amortized over their estimated useful lives of three to five years based on the pattern of consumption of the economic benefits of the intangible asset.

Commissions receivable were recorded at constrained lifetime values.
Goodwill was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill is primarily attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and future growth. Goodwill from the Crosspointe acquisition is included within the Company’s one reporting unit and is included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the acquisition of Crosspointe is deductible for tax purposes.
The Company incurred $0.5 million of acquisition-related costs during the three and nine months ended September 30, 2020, which were expensed as incurred. The operating results
of the acquired entity have been included in the consolidated financial statements beginning on the acquisition date but have not been disclosed as the Company does not account for the results of the acquired entity separate from its own results. Pro forma results of operations for the acquisitio
n
 have not been presented as they are not material to the Company’s consolidated results of operations.
4. Goodwill and Acquired Intangible Assets
The carrying amount of goodwill was $9.6 million as of September 30, 2020 related to goodwill from the Company’s acquisition of Crosspointe. Goodwill is not amortized, but instead will
be

reviewed
for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. To date, the Company has had no impairments to goodwill.
Acquired intangible assets consisted of the following (in thousands):

		September 30, 2020
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)

Customer relationships	5	$3,600	$(85)	$3,515
Other identifiable intangible assets	3.7	270	(10)	260

		$3,870	$(95)	$3,775

Future amortization expense of the intangible assets as of September 30, 2020, is expected to be as follows (in thousands):

Year Ending December 31,
2020 (Remaining three months)	$425
2021	1,211
2022	846
2023	624
2024	450
Thereafter	219

$3,775

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued employee compensation and benefits	$4,120	$2,388
Accrued advertising expenses	4,352	4,119
Accrued legal settlement	—	4,750
Other current liabilities	2,752	1,968

	$11,224	$13,225

6. Loan and Security Agreement
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
(0.5%) above the greater of 4.25% or the prime rate. The 2018 Loan Modification was amended during the three months ended March 31, 2020 to extend the availability of the line of credit to May 2020. The 2018 Loan Modification was amended and restated in August 2020 (the “2020 Loan Agreement”) to increase the available line of credit to $25.0 million, extend the maturity date to August 2022 and amend the interest rate. Pursuant to the 2020 Loan Agreement, borrowings under the revolving line of credit cannot exceed 80% of eligible accounts receivable balances and bear interest at the greater of 3.25% or the prime rate. Borrowings are collateralized by substantially all of the Company’s assets and property. As of September 30, 2020, the Company had available borrowings of $25.0 million under the 2020 Loan Agreement.
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
7. Equity
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
The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock
options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares of Class A common stock (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,321,908 shares effective as of January 1, 2020 in accordance with the provisions of the 2018 Plan described above. As of September 30, 2020, 375,478 shares remain available for future grants under the 2018 Plan.
Options and restricted stock units (“RSUs”) granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire no longer than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices.
Award Issuances
During the nine months ended September 30, 2020, the Company granted 1,045,558 service-based RSUs with an aggregate grant date fair value of $45.2 million.
During the nine months ended September 30, 2020, the Company granted 138,645 service- and performance-based RSUs with an aggregate grant date fair value of $5.9 million.
Option Issuances
During the nine months ended September 30, 2020, the Company granted 531,108 options with service-based, market-based and performance-based vesting conditions. The fair value of these grants is estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market condition.

The following table presents the assumptions used in the Monte Carlo simulation model to determine the fair value of these stock-based awards on their issuance date:

Risk-free interest rate	1.5%
Expected volatility	49.0%
Expected dividend yield	0%
Derived service period (in years)	4.1
Stock-based compensation expense is recognized when the achievement of the performance-based vesting conditions is probable regardless of whether the market condition is achieved. The aggregate grant date fair value of these options was $8.1 million. As the Company has deemed achievement of the performance condition to be probable, the Company is recognizing stock-based compensation for these awards over the estimated service period using the graded-vesting method. During the three and nine months ended September 30, 2020, the Company recognized stock-based compensation expense of $0.6 million and $1.4 million, respectively, related to these awards.
Stock-Based Compensation
The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive income (
loss
)
(in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$111	$52	$253	$139
Sales and marketing	3,080	991	7,322	2,676
Research and development	2,228	1,061	5,366	2,914
General and administrative	1,781	1,165	5,049	3,528

	$7,200	$3,269	$17,990	$9,257

Stock-based compensation expense for the three and nine months ended September 30, 2020 included a total of $1.0 million and $2.2 million, respectively, related to unvested RSUs and option awards with performance-based vesting conditions, including options with performance- and market-based vesting conditions, for which the performance-based condition has not yet been achieved but has been deemed probable of being achieved.

As of September 30, 2020, unrecognized compensation expense for RSUs and option awards with service-based vesting conditions and RSUs and option awards with performance-based vesting conditions either achieved or deemed probable of being achieved was $63.0 million, which is expected to be recognized over a weighted average period of 3.9 years. Additionally, the Company had unrecognized compensation expense of $6.1 million related to unvested awards with performance-based vesting conditions, which have not been deemed probable.
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

In connection with the acquisition of Crosspointe, the Company acquired a ten-year non-cancelable operating lease in Evansville, Indiana that expires in August 2030.
Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate such that rent expense per square foot is recognized on a straight-line basis over the terms of occupancy. As of September 30, 2020 and December 31, 2019, the Company had a deferred rent liability of $1.1 million and $1.2 million, respectively.
During the three months ended September 30, 2020 and 2019, the Company recorded rent expense of $0.7 million and $0.6 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded rent expense of $1.9 million and $1.8 million, respectively.
As of September 30, 2020 and December 31, 2019, the Company maintained security deposits of $0.5 million and $0.4 million, respectively, with the landlords of its leases, which amounts are included in other assets on the Company’s balance sheet.
Future minimum lease payments under the operating leases as of September 30, 2020 are as follows (in thousands):

Year Ending December 31,
2020 (Remaining three months)	$750
2021	3,025
2022	2,872
2023	2,785
2024	2,099
Thereafter	1,003

$12,534

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
Through September 30, 2020 and December 31, 2019, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2020 and December 31, 2019.
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
On April 29, 2020, EverQuote was named as a defendant in a putative, statewide (Colorado) class action lawsuit filed in U.S. District Court for the District of Colorado captioned Scott M. Runyon v EverQuote, Inc. The complaint alleged
that the Company violated the Telephone Consumer Protection Act by making unsolicited marketing calls to his cellphone and those of other Colorado residents using an automatic telephone dialing system without prior express consent. Plaintiff sought
, among other forms of relief, statutory damages of $500 to $1,500 for each alleged violation and an order enjoining future violations. Plaintiff also asserted
an individual claim against the Company for invasion of privacy arising out of the same calls to his cellphone and a claim for unspecified damages.
The Company believed Plaintiff’s claims lacked merit.
On July 23, 2020, the U.S. District Court granted a stay pending the Supreme Court’s decision in Facebook Inc. v. Duguid, Case
No. 19-511.
In October 2020 the case was resolved on an individual
basis

for
an immaterial amount
, with EverQuote denying any wrongdoing, and
the Company expects
the case will be dismissed in November 2020
.
On July 30, 2020, EverQuote was named as a defendant in a putative, nationwide class action lawsuit filed in U.S. District Court for the Western District of Pennsylvania captioned Carol Scavo v. EverQuote, Inc. The complaint alleged
that the Company violated the Telephone Consumer Protection Act by sending unsolicited text message advertisements to her cellphone and those of other United States residents using an automatic telephone dialing system without prior express consent. Plaintiff sought
, among other forms of relief, statutory damages of $500 to $1,500 for each alleged violation and an order enjoining future violations.

The Company believed Plaintiff’s
claims
lacked

merit
. The case was resolved on an individual
basis

for
an immaterial amount
, with EverQuote denying any wrongdoing
,
 and
was dismissed pursuant to settlement in October 2020
.
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
10. Retirement Plan
The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax
basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.2 million during each of the three months ended September 30, 2020 and 2019 and contributed $0.5 million and $0.4 million during the nine months ended September 30, 2020 and 2019, respectively.
11. Related Party Transactions
The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals and to a lesser extent a small amount of office space. During the three months ended September 30, 2020 and 2019, the Company recorded expense of $0.7 million and $1.6 million, respectively, related to these arrangements. During the three months ended September 30, 2020 and 2019, the Company paid $0.4 million and

$1.3

million, respectively, related to these arrangements. During the nine months ended September 30, 2020 and 2019, the Company recorded expense of $2.4 million and $4.2 million, respectively, related to these arrangements. During the nine months ended September 30, 2020 and 2019, the Company paid $2.4 million and $4.2 million, respectively, related to these arrangements. As of September 30, 2020 and December 31, 2019, amounts due to related-party affiliates totaled $0.5 million and $1.1 million, respectively, which were included in accounts payable on the balance sheets.

The Company
subleased
a portion of its office space to one of its related-party affiliates
, which sublease ended in September 2020
.
 During each of the three months ended September 30, 2020 and 2019, the Company recorded other income of $0.1 million related to this arrangement and received $0.1 million in payments. During the nine months ended September 30, 2020 and 2019, the Company recorded other income of $0.3 million and $0.2 million, respectively, related to this arrangement and received $0.3 million and $0.2 million, respectively, in payments. As of September 30, 2020 and December 31 2019, there were no amounts due from related-party affiliates.

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
Since our founding in 2011, our core mission has been to make finding insurance easy and more personal, saving consumers and insurance providers time and money. We are working to build the largest and most trusted online insurance marketplace in the world. In pursuing this goal, we have consistently innovated through our disruptive data driven approach. Highlights of our history of innovation include:

•	In 2011, we launched the EverQuote marketplace for auto insurance.

•	In 2013, we launched EverQuote Pro, our provider portal, for carriers.

•	In 2015, we launched EverQuote Pro for agents.

•	In 2016, we added home and life insurance in our marketplace.

•	In 2018, we exceeded 46 million cumulative quote requests since launch of our marketplace.

•	In 2019, we added health and renters insurance in our marketplace.

•	In 2019, we announced our partnership with Bold Penguin to add commercial insurance in our marketplace.

•	In September 2020, we completed the acquisition of Crosspointe Insurance & Financial Services, LLC, or Crosspointe.
In the three months ended September 30, 2020 and 2019, our total revenue was $90.0 million and $67.1 million, respectively, representing year-over-year growth of 34%. We had a net loss of $3.2 million and net income of $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and had $5.2 million and $3.9 million in Adjusted EBITDA for the three months ended September 30, 2020 and 2019, respectively. In the nine months ended September 30, 2020 and 2019, our total revenue was $249.6 million and $175.0 million, respectively, representing year-over-year growth of 43%. We had net losses of $7.4 million and $6.2 million for the nine months ended September 30, 2020 and 2019, respectively, and had $13.0 million and $4.1 million in Adjusted EBITDA for the nine months ended September 30, 2020 and 2019, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of Adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

COVID-19
In March 2020, the World Health Organization declared the outbreak of
COVID-19
a pandemic. The
COVID-19
pandemic has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place
orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that
COVID-19
will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day
operations and could disrupt our business and operations, as well as that of our customers and consumer traffic to our marketplace for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, our employees are working remotely as of November 6, 2020. While such disruptions have not had a material adverse impact on our financial results through September 30, 2020, such disruptions may impact consumer insurance shopping behavior. We are monitoring and managing our operations for the ongoing impact of
COVID-19.
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
Shift from indirect to direct distribution channels
We have shifted the majority of our revenue from our indirect channel, consisting of aggregators and media networks, to our direct channel, consisting of carriers and agents. This shift has been an important part of our maturity and evolution. The benefits of direct distribution include improved consumer experience, higher pricing per referral, improved pricing stability, greater revenue predictability, richer data feedback, better performance and stronger relationships with providers and consumers. In 2018, direct distribution accounted for 90% of total revenue. In 2019, direct distribution accounted for 94% of total revenue. In the three and nine months ended September 30, 2020, direct distribution accounted for 93% of total revenue.
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
Revenue per quote request
We seek to increase our revenue per quote request by attaining higher insurance provider bids and by increasing the number of referrals per quote request. Insurance provider bids are influenced by competition in our marketplace auctions, the performance of our consumer referrals for insurance providers relative to other consumer acquisition channels, as well as by market conditions, insurance provider budgets and insurance providers’ new customer acquisition targets. Increases in revenue per quote request allow us to increase advertising and consumer traffic to our marketplace while maintaining or increasing profitability. We believe revenue per quote request will increase over time.

Cost per quote request
We seek to efficiently acquire consumers by increasing the effectiveness of our consumer advertising and insurance marketplace. Cost per quote request is influenced by the cost of advertising and the conversion rate of marketplace visitors who request an insurance quote. While we seek to minimize cost per quote request, we may incur increased cost per quote request in order to achieve profitability at relative volumes of quote requests and revenue per quote request.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, acquisition-related costs, interest income and the provision for (benefit from) income taxes. Adjusted EBITDA is a non-GAAP financial measure that we present in this Quarterly Report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, Adjusted EBITDA may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non GAAP Financial Measure”.
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

We recognize revenue from consumer referrals at the time of delivery. Our revenue is comprised of consumer referral fees from the automotive and other insurance verticals, which includes home and renters, life, health and commercial insurance verticals, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Automotive	$74,779	57,306	$207,014	$152,108
Other	15,198	9,806	42,629	22,904

Total Revenue	$89,977	$67,112	$249,643	$175,012

Cost and Operating Expenses
Our cost and operating expenses consist of cost of revenue, sales and marketing, research and development, and general and administrative expenses.
We allocate certain overhead expenses, such as rent, utilities, office supplies and depreciation and amortization of general office assets, to cost of revenue and operating expense categories based on headcount. As a result, an overhead expense allocation is reflected in cost of revenue and each operating expense category. Personnel-related costs included in cost of revenue and each operating expense category include wages, fringe benefit costs and stock-based compensation expense.
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
Sales and Marketing
Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions and amortization of sales and marketing-related intangible assets. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests, promoting our marketplace to carriers and agents, and increasing downloads of our social safe-driving mobile app EverDrive. In November 2019, we announced that we would no longer support EverDrive. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. In order to continue to grow our business and brand awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. We expect our sales and marketing expense will increase in the near term, both as a percentage of revenue and in absolute dollars, but decrease in the longer term as a percentage of revenue due to efficiencies of scale and improvements in our marketplace technology.
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
General and Administrative
General and administrative expenses consist of personnel-related costs and related expenses for executive, finance, legal, human resources, technical support and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums and payment processing and billing costs. General and administrative expenses also include acquisition-related costs, which include expenses associated with third-party professional services we utilize for the evaluation and execution of successful acquisitions as well as changes in the fair value of our contingent consideration liability recorded as the result of the Crosspointe acquisition. We expect general and administrative expenses to increase as we incur the costs of compliance associated with being a publicly traded company, including legal, audit, insurance and consulting fees.
Other Income
Other income consists of interest income and other income. Interest income consists of interest earned on invested cash balances. Other income consists of miscellaneous income unrelated to our core operations.

Income Taxes
We have not recorded income tax benefits for the net losses we have incurred in the three or nine months ended September 30, 2020 and 2019 or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2019, we had federal net operating loss carryforwards of $31.1 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $22.1 million do not expire but may be limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2019, we had state net operating loss carryforwards of $25.8 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $3.5 million and $1.9 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.
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
Adjusted EBITDA
. We define Adjusted EBITDA as our net income (loss), excluding the impact of stock-based compensation expense; depreciation and amortization expense; acquisition-related costs, interest income; and our provision for (benefit from) income taxes. The most directly comparable GAAP measure to Adjusted EBITDA is net income (loss). We monitor and present in this Quarterly Report on
Form 10-Q Adjusted
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
Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income (loss), which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Some of these limitations are:

•	Adjusted EBITDA excludes stock-based compensation expense as it has recently been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business;

•	Adjusted EBITDA excludes depreciation and amortization expense and, although this is a non-cash expense, the assets being depreciated and amortized may have to be replaced in the future;

•	Adjusted EBITDA excludes acquisition-related costs that affect cash available to us;

•	Adjusted EBITDA does not reflect the cash received from interest income on our investments, which affects the cash available to us;

•	Adjusted EBITDA does not reflect income tax expense (benefit) that affects cash available to us; and

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
Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income (loss)	$(3,184)	$173	$(7,434)	$(6,183)
Stock-based compensation	7,200	3,269	17,990	9,257
Depreciation and amortization	731	588	2,174	1,593
Acquisition-related costs	480	—	480	—
Interest income	(18)	(168)	(176)	(536)

Adjusted EBITDA	$5,209	$3,862	$13,034	$4,131

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
The following table sets forth our results of operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Statement of Operations Data:
Revenue(1)	$89,977	$67,112	$249,643	$175,012

Cost and operating expenses(2):
Cost of revenue	5,378	4,052	15,690	11,222
Sales and marketing	73,598	53,212	204,663	143,358
Research and development	8,149	5,596	21,574	14,685
General and administrative	6,141	4,334	15,614	12,641

Total cost and operating expenses	93,266	67,194	257,541	181,906

Loss from operations	(3,289)	(82)	(7,898)	(6,894)

Other income:
Interest income	18	168	176	536
Other income	87	87	288	175

Total other income	105	255	464	711

Net income (loss)	$(3,184)	$173	$(7,434)	$(6,183)

Other Financial and Operational Data:
Quote requests	6,291	5,516	20,460	14,148
Variable marketing margin	$29,428	$20,912	$76,721	$51,480
Adjusted EBITDA(3)	$5,209	$3,862	$13,034	$4,131

(1)	Comprised of revenue from the following distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Direct channels	93%	95%	93%	94%
Indirect channels	7%	5%	7%	6%

	100%	100%	100%	100%

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of revenue	$111	$52	$253	$139
Sales and marketing	3,080	991	7,322	2,676
Research and development	2,228	1,061	5,366	2,914
General and administrative	1,781	1,165	5,049	3,528

	$7,200	$3,269	$17,990	$9,257

(3)	See “—Non-GAAP Financial Measure” for information regarding our use of Adjusted EBITDA and a reconciliation of such measure to the comparable GAAP financial measure.
Revenue:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$89,977	$67,112	$22,865	34.1%	$249,643	$175,012	$74,631	42.6%
The increase in revenue in the three months ended September 30, 2020 was due to an increase of $17.5 million and $5.4 million from our automotive and other insurance marketplace verticals, respectively. The increase in revenue in the nine months ended September 30, 2020 was due to an increase of $54.9 million and $19.7 million from our automotive and other insurance marketplace verticals, respectively. The increase in revenue from our automotive vertical in the three months ended September 30, 2020 was primarily due to an increase in revenue per quote request. The increase in revenue from our automotive vertical in the nine months ended September 30, 2020 was due to an increase in quote requests resulting from increased advertising to attract consumers and an increase in revenue per quote request. The increase in revenue in the three and nine months ended September 30, 2020 from other verticals was due to an increase in quote requests resulting from increased advertising to attract consumers, partially offset by a decline in revenue per quote request.
Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$5,378	$4,052	$1,326	32.7%	$15,690	$11,222	$4,468	39.8%
Percentage of revenue	6.0%	6.0%			6.3%	6.4%
Cost of revenue increased in the three and nine months ended September 30, 2020 primarily due to increased third-party call center costs of $0.2 million and $1.4 million, respectively, due primarily to increased volume of call referrals and to increased hosting costs of $0.6 million and $1.1 million, respectively. Technical services increased by $0.3 million and $0.9 million in the three and nine months ended September 30, 2020, respectively, due primarily to increased volume of consumer referrals. Depreciation and amortization expense also increased by $0.1 million and $0.6 million, respectively, in the three and nine months ended September 30, 2020.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing expense	$73,598	$53,212	$20,386	38.3%	$204,663	$143,358	$61,305	42.8%
Percentage of revenue	81.8%	79.3%			82.0%	81.9%
Sales and marketing expenses increased in the three and nine months ended September 30, 2020 primarily due to an increase in advertising expenditures of $14.3 million and $49.4 million, respectively, and an increase in personnel-related costs of $4.7 million and $9.2 million, respectively. Personnel-related costs for the three months ended September 30, 2020 and 2019 included stock-based compensation expense of $3.1 million and $1.0 million, respectively. Personnel-related costs for the nine months ended September 30, 2020 and 2019 included stock-based compensation expense of $7.3 million and $2.7 million, respectively.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development expense	$8,149	$5,596	$2,553	45.6%	$21,574	$14,685	$6,889	46.9%
Percentage of revenue	9.1%	8.3%			8.6%	8.4%
Research and development expenses in the three and nine months ended September 30, 2020 increased primarily due to an increase in personnel-related costs as a result of our continued hiring of research and development employees and a shift towards hiring more senior personnel, to further develop and enhance our marketplace websites and technology. Personnel-related costs for the three months ended September 30, 2020 and 2019 included stock-based compensation expense of $2.2 million and $1.1 million, respectively. Personnel-related costs for the nine months ended September 30, 2020 and 2019 included stock-based compensation expense of $5.4 million and $2.9 million, respectively.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative expense	$6,141	$4,334	$1,807	41.7%	$15,614	$12,641	$2,973	23.5%
Percentage of revenue	6.8%	6.5%			6.3%	7.2%
General and administrative expenses increased in the three and nine months ended September 30, 2020 primarily due to an increase in personnel-related costs of $1.2 million and $2.5 million, respectively. We also incurred $0.5 million of acquisition-related costs in the three and nine months ended September 30, 2020 related to our acquisition of Crosspointe. Insurance costs increased by $0.2 million and $0.4 million in the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. These increases were partially offset by a decrease in our provision for bad debt of $0.1 million and $0.5 million in the three and nine months ended September 30, 2020, respectively, and a decrease in legal fees related to the settlement of prior litigation. Personnel-related costs for the three months ended September 30, 2020 and 2019 included stock-based compensation expense of $1.8 million and $1.2 million, respectively. Personnel-related costs for the nine months ended September 30, 2020 and 2019 included stock-based compensation expense of $5.0 million and $3.5 million, respectively.
Other Income
Interest income was less than $0.1 million in the three months ended September 30, 2020, compared to $0.2 million in the three months ended September 30, 2019 and was $0.2 million in the nine months ended September 30, 2020 compared to $0.5 million in the nine months ended September 30, 2019. The decreases in interest income were primarily due to lower interest rates on invested cash balances. Other income included sublease income of $0.1 million in each of the three months ended September 30, 2020 and 2019, and $0.3 million and $0.2 million in the nine months ended September 30, 2020 and 2019, respectively.

Quote Requests

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands except percentages)				(in thousands except percentages)
Quote requests	6,291	5,516	775	14.1%	20,460	14,148	6,312	44.6%
Quote requests increased for the three and nine months ended September 30, 2020 due to increased spending on advertising and improvements in our traffic acquisition.
Variable Marketing Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$89,977	$67,112	$22,865	34.1%	$249,643	$175,012	$74,631	42.6%
Less: total advertising expense (a component of sales and marketing expense)	60,549	46,200			172,922	123,532

Variable marketing margin	$29,428	$20,912	$8,516	40.7%	$76,721	$51,480	$25,241	49.0%

Percentage of revenue	32.7%	31.2%			30.7%	29.4%
The increase in variable marketing margin was due primarily to an increased volume of quote requests and, in the three months ended September 30, 2020, an increase in revenue per quote request.
Liquidity and Capital Resources
Since our inception, we have primarily funded our operations through issuances of shares of redeemable convertible preferred stock and common stock, debt, including a revolving line of credit with Western Alliance Bank, which we renewed in August 2020, cash flows from operations and proceeds from our IPO. As of September 30, 2020, we had cash and cash equivalents of $45.9 million and availability of $25.0 million under our revolving line of credit.
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

Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$13,903	$457
Net cash used in investing activities	(17,638)	(2,198)
Net cash provided by financing activities	3,562	2,056

Net increase (decrease) in cash, cash equivalents and restricted cash	$(173)	$315

Net cash provided by operating activities
During the nine months ended September 30, 2020, operating activities provided $13.9 million of cash, which primarily resulted from the offset of net non-cash
charges of $20.2 million to our net loss of $7.4 million and net cash provided by changes in our operating assets and liabilities of $1.2 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $7.7 million increase in accounts payable and accrued expenses and other current liabilities and a $2.0 million decrease in prepaid expenses and other current assets, partially offset by a $9.3 million increase in accounts receivable. Other long-term liabilities also increased by $0.8 million primarily due to the deferred payment of employer tax remittances.
During the nine months ended September 30, 2019, operating activities provided $0.5 million of cash, primarily resulting from our net loss of $6.2 million being offset entirely by net non-cash charges
of $11.3 million, partially offset by net cash used by changes in our operating assets and liabilities of $4.7 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $12.9 million increase in accounts receivable and a $1.8 million increase in prepaid expenses and other current assets, both partially offset by an aggregate $9.9 million increase in accounts payable and accrued expenses and other current liabilities.
Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities in both periods were generally due to growth in our business, timing of customer and vendor invoicing and payments.
Net cash used in investing activities
Net cash used in investing activities was $17.6 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash used in investing activities for the nine months ended September 30, 2020 included cash paid of $14.9 million to purchase Crosspointe. Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 also included the acquisition of property and equipment, which included the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs.
Net cash provided by financing activities
During the nine months ended September 30, 2020 and 2019, net cash provided by financing activities was $3.6 million and $2.1 million, respectively, consisting of proceeds received from the exercise of common stock options.
Critical Accounting Policies and Significant Judgments and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Significant estimates and assumptions reflected in our condensed consolidated financial statements include, but are not limited to, revenue recognition and collectability of accounts receivable, the expensing and capitalization of website and software development costs, goodwill and acquired intangible assets, commissions receivable, the valuation of stock-based awards and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of November 6, 2020, the date of issuance of these consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form
10-K
for the year ended December 31, 2019, on file with the Securities and Exchange Commission except for our new accounting policies for goodwill and acquired intangible assets and commissions receivable as described in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form
10-Q.
Off-Balance
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On April 29, 2020, EverQuote was named as a defendant in a putative, statewide (Colorado) class action lawsuit filed in U.S. District Court for the District of Colorado captioned Scott M. Runyon v EverQuote, Inc. The complaint alleged that the Company violated the Telephone Consumer Protection Act by making unsolicited marketing calls to his cellphone and those of other Colorado residents using an automatic telephone dialing system without prior express consent. Plaintiff sought, among other forms of relief, statutory damages of $500 to $1,500 for each alleged violation and an order enjoining future violations. Plaintiff also asserted an individual claim against the Company for invasion of privacy arising out of the same calls to his cellphone and a claim for unspecified damages. The Company believed Plaintiff’s claims lacked merit. On July 23, 2020, the U.S. District Court granted a stay pending the Supreme Court’s decision in Facebook Inc. v. Duguid, Case
No. 19-511. In
October 2020 the case was resolved on an individual basis for an immaterial amount, with EverQuote denying any wrongdoing, and we expect the case will be dismissed in November 2020.
On July 30, 2020, EverQuote was named as a defendant in a putative, nationwide class action lawsuit filed in U.S. District Court for the Western District of Pennsylvania captioned Carol Scavo v. EverQuote, Inc. The complaint alleged that the Company violated the Telephone Consumer Protection Act by sending unsolicited text message advertisements to her cellphone and those of other United States residents using an automatic telephone dialing system without prior express consent. Plaintiff sought, among other forms of relief, statutory damages of $500 to $1,500 for each alleged violation and an order enjoining future violations. The Company believed Plaintiff’s claims lacked merit. The case was resolved on an individual basis for an immaterial amount, with EverQuote denying any wrongdoing, and was dismissed pursuant to settlement in October 2020.
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
business could suffer.
If one or more of the search engines or other online sources on which we rely for purchased listings or visitor traffic modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of quote requests generated by consumer traffic varies and can decline from to time. For example, quote requests decreased from 3,457,000 in the three months ended March 31, 2018 to 3,018,000 in the three months ended June 30, 2018, increased to 3,044,000 in the three months ended September 30, 2018, increased to 3,284,000 in the three months ended December 31, 2018, increased to 4,113,000 in the three months ended March 31, 2019, increased to 4,519,000 in the three months ended June 30, 2019, increased to 5,516,000 in the three months ended September 30, 2019 and increased to 5,863,000 in the three months ended December 31, 2019. Quote requests increased to 7,392,000 in the three months ended March 31, 2020, decreased to 6,777,000 in the three months ended June 30, 2020 and decreased to 6,291,000 in the three months ended September 30, 2020. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer quote requests.
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
Sales to Progressive Casualty Insurance Company accounted for 21% of our revenue for the year ended December 31, 2019 and 23% of our revenue for the nine months ended September 30, 2020. In addition, sales to Government Employees Insurance Company accounted for just under 10% of revenue for the year ended December 31, 2019. These customers made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that these customers will continue to purchase from us at their historical levels or at all. If either or both of these customers were to reduce its level of purchases from us or discontinue its relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.
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
A substantial majority of the insurance purchased through our marketplace is automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 85% of our total revenue for the year ended December 31, 2019 and 83% of our revenue for the nine months ended September 30, 2020. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. In addition, consumer purchases of new and used automobiles generally decline during recessionary periods and other periods in which disposable income is adversely affected and may be affected by negative trends in the broader economy, including the
COVID-19
pandemic, the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility and increased unemployment.
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
A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers (including strategic partners). In many instances, third-party publishers can change the media inventory they make available to us at any time in ways that could impact our results of operations. In addition, third-party publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a third-party publisher decides not to make its media channel or inventory available to us or decides to demand a higher cost for such inventory, we may not be able to find media inventory from other websites that satisfies our requirements in a timely and cost-effective manner. Consolidation of internet advertising networks and third-party publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. Additionally, third-party publishers may use advertising creatives that do not meet our compliance guidelines or that of our insurance provider customers, which could result in loss of revenue and reputational harm. As a result, we may not be able to acquire media inventory that meets our insurance provider’s performance, price, and quality requirements, in which case our revenue could decline or our operating costs could increase.
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
Our revenue grew from $96.8 million in 2015 to $122.8 million in 2016, to $126.2 million in 2017, to $163.3 million in 2018 and to $248.8 million in 2019, increases of 26.8%, 2.8%, 29.4% and 52.3%, respectively. Our revenue grew from $67.1 million for the three months ended September 30, 2019 to $90.0 million for the three months ended September 30, 2020 and from $175.0 million for the nine months ended September 30, 2019 to $250.0 million for the nine months ended September 30, 2020, increases of 34.1% and 42.6%, respectively. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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
Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, insurance providers and other constituents within the insurance industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. For example, in September 2020, we closed our acquisition of Crosspointe Insurance & Financial Services, LLC, or Crosspointe. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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
Goodwill represents the amount by which the purchase price exceeds the fair value of net assets we acquire in a business combination. In connection with our acquisition of Crosspointe Insurance & Financial Services LLC, we recorded goodwill that we will review for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired. Our future evaluations of goodwill may result in findings of impairment and related impairment losses, which could have a material and adverse effect on our business, operating results, financial condition and prospects.
We use third-party contractor insurance agents to sell insurance for our direct to consumer agency. These agents could take actions that could harm our business.
We contract licensed insurance agents to sell insurance in connection with our direct to consumer agency. These agents are independent contractors and, as such, are not our employees, and we do not exercise control over their day-to-day
operations. If independent contractors were to provide diminished quality of service to customers, engage in fraud, misconduct or negligence or otherwise violate the law, our image and reputation may suffer materially, and we may become subject to liability claims based upon such actions of our independent contractor agents. Additionally, actions by our independent contractor agents could damage our brand and even isolated incidents can result in considerable negative publicity or litigation. Any such incidence could adversely affect our results of operations.
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

•
subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing (for example, the covenants in the loan and security agreement for our revolving line of credit include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses);

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
Fair Credit Reporting Act, the Health Insurance Portability and Accountability Act, and employment laws, including those governing wage and hour requirements.
We also generate a significant amount of revenue from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of our lead data from third-party publishers and cannot guarantee that these third parties will comply with regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations.
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
We assess customer insurance needs, collect customer contact information and provide other product offerings, which results in us receiving personal information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect individual privacy and the privacy and security of personal information. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the insurance providers who use our marketplace violate applicable laws and regulations. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as the word is broadly defined in the law) and places increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provides such consumers a new right to opt-out of
certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. The CCPA authorized the Attorney General to bring enforcement actions for violations beginning July 1, 2020. The CCPA may have a substantial negative impact on our business activities and increase our compliance costs and potential liability. There also is a pending referendum in California that also may expand privacy obligations beyond CCPA. Many similar privacy laws have been proposed at the federal level and in other states. These potential new laws may impact our business practice and/or the business practices of our customers and may have a material impact on our business activities.
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
The insurance regulatory system in the United States is generally designed to protect the interests of consumers or policyholders, and not necessarily the interests of insurance producers, insurers, their stockholders and other investors. This system addresses, among other things: licensing companies and agents to transact business and authorizing lines of business; and regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements. In some cases, these insurance and other laws and regulations may impose operational limitations on our business, including on the products and services we may offer or on the amount or type of compensation we may collect. Additionally, as a result of our entry into the health insurance vertical and our acquisition of Crosspointe, we are now engaged in marketing and selling Medicare plans that are principally regulated by The Centers for Medicare & Medicaid Services, but are also subject to state laws. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex.
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
We, along with third parties we acquire quote requests from, and the insurance providers using our marketplace, make telephone calls and send emails to consumers who request insurance quotes through our marketplace. The United States regulates marketing by telephone and email. The TCPA prohibits companies from making certain telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and
imposes other obligations and limitations on making phone calls and sending text messages to consumers. The CAN-SPAM Act regulates
commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for
stopping future emails from senders. We, along with third parties we acquire quote requests from, and the insurance providers who use our marketplace may need to comply with such laws and any associated rules and regulations. States and other countries have similar laws related to telemarketing and commercial emails. Additional or modified laws and regulations, or interpretations of existing, modified or new laws, regulations and rules, could prohibit or increase the cost of engaging with consumers and impair our ability to expand the use of our products, including our demand response solution, to more users. Alleged failure to comply with obligations and restrictions related to telephone, text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business. Moreover, over the past several years there has been a sustained increase in litigation alleging violations of laws relating to telemarketing, which has increased the exposure of companies that operate telephone and text messaging campaigns to class action litigation alleging violations of the TCPA. If we, third parties we acquire quote requests from, or the insurance providers who use our marketplace become subject to such litigation, it could result in substantial costs to and materially adversely affect our business.
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
The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $63.44 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through September 30, 2020. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. For example, we were subject to a class action lawsuit alleging federal securities law violations in connection with our IPO. Because of the past and potential future volatility of our stock price, we may become the target of additional securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.
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
The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 80% of the voting power of our capital stock as of September 30, 2020; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held approximately 80% of the voting power of our capital stock as of that date. This concentration of voting power will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 80% of the voting power of our capital stock as of September 30, 2020; and Link Ventures, directly or through a voting agreement pursuant to which each of Seth Birnbaum and Tomas Revesz have agreed to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 80% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.
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
In addition to our outstanding Class A common stock, as of September 30, 2020, there were 1,413,961 shares of Class A common stock subject to outstanding options, 1,359,261 shares of either Class A common stock or Class B common stock subject to outstanding options, 3,646,253 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 432,095 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 12,677,509 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such
shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of September 30, 2020, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.
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
Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery or (4) any action asserting a claim governed by the internal affairs doctrine. Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act. In
Salzberg v. Sciabacucchi
, No. 346, 2019 (Del. Mar. 18, 2020), the Delaware Supreme Court, reversing the Delaware Court of Chancery held that such federal forum selection provisions are “facially valid” under Delaware law, although there is uncertainty as to whether courts in other states will enforce these provisions and we may incur additional costs of litigation should such enforceability be challenged. Neither of these choice of forum provisions would affect suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the rules and regulations thereunder, jurisdiction over which is exclusively vested by statute in U.S. federal courts, or any other claim for which U.S. federal courts have exclusive jurisdiction. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and a “smaller reporting company” under SEC rules, and will remain an emerging growth company and a smaller reporting company until we become a large accelerated filer as of December 31, 2020. As an emerging growth company, we relied on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include reduced disclosure obligations regarding executive compensation and exemptions from the requirements to hold non-binding advisory votes
on executive compensation and golden parachute payments, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and not being required to comply with certain requirements of Auditing Standard 3101 relating to providing a supplement to the auditor’s report regarding critical audit matters. We expect to continue to take advantages of some or all of the available exemptions until we cease to be an emerging growth company and a smaller reporting company as of December 31, 2020. We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
Our initial public offering of Class A common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-225379) that was declared effective by the Securities and Exchange Commission, or SEC, on June 27, 2018. The net offering proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, were $48.6 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. As of September 30, 2020, we estimate that we have used approximately $28.4 million of the net proceeds from our IPO for general corporate purposes, capital expenditures and our acquisition of Crosspointe, including $7.0 million to repay amounts outstanding under our revolving line of credit with Western Alliance Bank. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Amended and Restated Loan and Security Agreement, dated August 7, 2020, by and between the Registrant and Western Alliance Bank

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

EVERQUOTE, INC.

Date: November 6, 2020	By:	/s/ Seth Birnbaum
Seth Birnbaum President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	By:	/s/ John Wagner
John Wagner Chief Financial Officer and Treasurer (Principal Financial Officer)