Form 10-K
period 2020-12-31
EverQuote, Inc.
filed 2021-03-01
CIK 1640428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.    Yes  ☒
No
  ☐
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
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the
Exchange Act).    Yes ☐
No ☒
Based on the closing price of the registrant’s Class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2020, the aggregate market value of its Class A common stock and Class B common stock (based on a closing price of $58.16 per share on June 30, 2020 as reported on the Nasdaq Global Market) held by non-affiliates
was approximately
$989,798,228.
As of February 23, 2021, the registrant
had
22,045,813
shares of Class A common stock, $0.001 par value per share, issued and outstanding
and
6,429,502
shares of Class B common stock, $0.001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on
Form 10-K.

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
Summary of Risk Factors
In addition to the other information in this Annual Report on Form
10-K,
the following risk factors should be considered carefully in evaluating our company and our business. A summary of the principal factors that create risk in investing in our securities and might cause actual results to differ is set forth below:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, variable marketing margin, operating expenses, cash flows and ability to achieve, and maintain, future profitability;

•	our ability to attract and retain insurance providers using our marketplace;

•	our dependence on our relationships with insurance providers with no long-term contracts;

•	our reliance on a single insurance provider for a significant portion of our revenue;

•	our ability to attract consumers searching for insurance, including through search engines, display advertising, email and social media;

•	our ability to develop new and enhanced products and services to attract and retain consumers and insurance providers, and our ability to successfully monetize them;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;

•	our ability to maintain and build our brand;

•	our ability to properly collect, process, store, share, disclose and use consumer information and other data;

•	our reliance on our third-party service providers;

•	the impact of competition in our industry and innovation by our competitors;

•	our ability to hire and retain necessary qualified employees to expand our operations;

•	our limited experience acquiring quote requests from third-party sources;

•	our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; and

•	the future trading prices of our Class A common stock.

PART I
Except where the context otherwise requires or where otherwise indicated, the terms “EverQuote,” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to EverQuote, Inc. and its consolidated subsidiaries.

ITEM 1.	BUSINESS
Company Overview
EverQuote makes insurance shopping easy, efficient and personal, saving consumers and insurance providers time and money.
We operate a leading online marketplace for insurance shopping, connecting consumers with insurance providers. Our mission is to empower insurance shoppers to better protect life’s most important assets—their family, property, and future. Our vision is to become the largest online source of insurance policies by using data and technology to make insurance simpler, more affordable and personalized, ultimately reducing cost and risk. Our results-driven marketplace, powered by our proprietary data and technology platform, is reshaping the insurance shopping experience for consumers and improving the way insurance providers, which we view as including both carriers and agents, attract and connect with customers shopping for insurance.
Finding the right insurance product is often challenging for consumers, who face limited online options, complex, variable and opaque pricing, and myriad coverage configurations. We present consumers with a single starting point for a comprehensive and cost-effective insurance shopping experience. Our marketplace reduces the time consumers spend searching across multiple sites by delivering broader and more relevant results than consumers may find on their own. Our service is free for consumers, and we derive our revenue from sales of consumer referrals to insurance providers and, in select verticals, directly from commissions on the sale of policies. In consumer surveys we have conducted, consumers purchasing auto insurance policies from referrals made through our marketplace reported average annual premium savings of approximately $600.
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
Industry Overview
Insurance is one of the largest segments of the United States economy and is highly fragmented with over 2,000 insurance carriers and 100,000 insurance agencies, which collectively issued policies representing approximately $2 trillion in premiums in 2020. To capture new policies and retain existing customers, U.S. insurance carriers spent $154 billion in 2020 on marketing and distribution consisting of $137 billion in commissions to agents and $16.7 billion in advertising, according to data from S&P Global Market Intelligence; SNL Insurance Data, a study we commissioned by Stax Inc and our own estimates. Based on these same sources, online insurance advertising spend of North American insurance carriers and agents was $6.5 billion in 2020 and is estimated to grow more than 16% annually through 2024.

Market Opportunity
The challenges faced in the $154 billion insurance sales, marketing and distribution market create a significant opportunity for companies that can efficiently align consumers and providers. These challenges include:

•	Misalignment of providers and consumers creates an inefficient match between supply and demand
•	A complex, fragmented and opaque market for consumers
•	Inefficient advertising channels for insurance providers
Due to these challenges, insurance providers are seeking more efficient ways to connect with consumers, and as a result the internet has become increasingly influential in consumer insurance shopping. While carriers continue to shift advertising dollars online in order to capitalize on the superior marketing characteristics of digital channels, the shift of marketing budgets online continues to lag the shift in consumer behavior. The insurance industry is also beginning to make products easier to buy and sell through digital channels with the integration and digitalization of insurance products. We believe that the rise of digital insurance products and shopping experiences will enable more personal, end-to-end
shopping experiences, products and services.
Our Solution
Our results-driven marketplace, powered by our proprietary data and technology platform, matches and connects consumers seeking to purchase insurance with relevant options from our network of insurance providers, saving consumers and providers time and money.
Proprietary, data-driven technology platform.
Our platform efficiently attracts consumers shopping for insurance to our websites and call center, which match them to relevant providers for streamlined quoting. This enables us to maintain high levels of quality control and provide real-time referrals to our insurance provider customers at the moment of the consumer’s purchase intent.
Consumer engagement and benefits.
We engage with consumers through user-friendly and
easy-to-navigate
websites that make shopping for insurance easy, cost-effective and more personal. We aim to make the end-to-end
shopping experience seamless by enabling consumers to securely share their data with matched providers, accelerating quoting and reducing repetition in the shopping process. We also engage consumers offline through non-company
branded television campaigns and consumer calls placed directly to a call center partner or insurance agent and through our verified partner network.
We offer consumers a streamlined and personalized insurance buying experience, providing the following key benefits:

•	Saving time and money
•	A single starting point for a comprehensive insurance shopping experience
•	A results-driven insurance shopping destination efficiently matching consumers with relevant options
•	Seamless online or offline handoff to quote or bind a policy
Insurance provider engagement and benefits.
Insurance carriers and agents connect with our marketplace through our web-based
provider portal. Our portal provides transparent, secure access to marketplace data regarding consumer type, volume and referral pricing, along with sophisticated campaign management tools for targeting consumers based on a wide array of attributes. Our tools are designed to integrate with insurance providers’ internal workflows to minimize administrative burden, and can incorporate quote, bind and lifetime value feedback, enabling providers to evaluate and optimize their acquisition and retention campaigns through a single interface.

Based on insurance provider feedback, we believe we are a large and efficient consumer acquisition and retention channel for our insurance provider customers. We offer insurance providers the following key benefits:

•	Access to a high volume of in-market online consumers
•	Efficient acquisition of consumers that match providers’ specific criteria
•	High bind rates for referrals through broad data integration with providers
•	A flexible advertising channel
Our Strengths
We believe that our results driven marketplace provides us a competitive advantage based on the following key strengths:
Proprietary Data Assets and Algorithms.
Our marketplace is powered by a proprietary data and technology platform that efficiently attracts insurance shoppers from a diverse and large array of sources, increases the bind rate for consumers, and we believe will drive down the cost of acquisition for providers over time as well as improve our own monetization. Our proprietary data assets and machine learning algorithms efficiently attract consumers, match them with relevant insurance providers and drive our overall business model. We utilize our data assets and machine learning capabilities throughout our business, from advertising and consumer acquisition to the innovation of new consumer and provider experiences, as well as to guide our strategic direction. As our data assets grow, our algorithms become more powerful. We believe our data science capabilities, combining the use of proprietary data assets with scalable machine learning driven automation, give us a significant competitive advantage.
Powerful network effects.
Our insurance marketplace benefits from significant network effects. As we attract more consumers to our platform, we collect more data to improve user experience, which in turn improves conversion rates, which we believe will improve consumer satisfaction. Over time, the combination of these factors has increased consumer traffic, leading to more quote requests for our insurance provider customers. Increased quote requests, combined with quote and bind feedback, improve providers’ advertising and marketing efficiency in our marketplace, resulting in more providers and provider spend. More providers and provider spend enable us to attract more consumers, generating more data. Through these characteristics of our platform, we increased the volume of quote requests referred to our insurance provider customers from 2 million in 2014 to 27 million in 2020.
Flexible business model.
Our cost structure provides us with the flexibility to react to changes in the business cycle. Our largest expense advertising is variable and can be quickly adjusted to market conditions. During periods of economic expansion, we can increase advertising spend to attract consumers to our platform and further enhance the strength of our marketplace. Conversely, during economic downturns, advertising expenses can be rapidly reduced. We are also able to quickly adjust our advertising expense if we believe the revenue associated with it does not result in incremental profit to the business.
Breadth and scale of our distribution.
Over the past decade, we have cultivated relationships with a broad range of insurance provider partners and currently have over 100 carriers participating in our marketplace either directly or via our network of over 8,500 agents. We believe that the breadth of our coverage provides a significant benefit to our consumers and is a key competitive advantage, particularly in our largest vertical of auto insurance where significantly all of the top carriers participate in our marketplace.
Ability to expand with significant operating leverage.
We have leveraged our data assets, technology platform and engineering and data science capabilities, along with our growing audience of consumers and network of insurance providers, to expand our platform from the auto insurance market into other markets such as home, life and health insurance. We have the ability to enter new verticals with only a modest increase in headcount.

Diversified business model.
Our marketplace operates in several insurance markets including auto, home, renters, life, health and commercial, which provides an opportunity to diversify our revenue base and expand our potential growth opportunities. Additionally, by operating in several verticals we can lessen our exposure to negative impacts in any one of these markets.
Our Growth Strategies
We aspire to be the largest online source of insurance policies by using data and technology to make insurance simpler, more affordable and personalized, ultimately reducing cost and risk. Data-driven innovation is at the core of our strategy, culture and operating focus. With our diverse team of analysts, engineers and business development employees, as well as our partnerships with leading insurance providers, we are working to build the largest and most trusted online insurance marketplace in the world. To achieve this goal, we intend to continue to grow our business by pursuing the following strategies:
Attract more consumers to our marketplace.
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
Add more insurance providers and increase revenue per provider.
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
Despite the high costs, saturation and lower overall conversion rates associated with traditional advertising channels, such as television, radio and billboards, insurance carriers still allocate a significant portion of their advertising budgets towards these channels. We have achieved $346.9 million in annual revenue while capturing only a small fraction of insurance marketing spend in aggregate and at an individual provider level.
Expand and deepen consumer engagement.
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
Enhance our brand awareness.
We believe we have significant opportunities to increase our brand awareness. Historically, our marketing efforts have been focused on algorithmic consumer acquisition rather than brand marketing. We plan to further expand our marketing channels to drive greater brand recognition and attract a broader consumer audience.
Expand our platform.
We regularly evaluate new products and services that we believe will attract more consumers, and deepen our consumer and insurance provider engagement, which we believe will result in enhanced monetization. For example, we recently launched our direct-to-consumer,
or DTC, agency offerings in our life vertical. Additionally, in September 2020, we acquired Crosspointe Insurance & Financial Services, LLC, or Crosspointe, a specialized health insurance agency. Crosspointe is a DTC sales and decision support contact center that connects consumers to high quality health insurance in a customer-centric environment and serves the individual and family health, Medicare, and ancillary health product markets. This acquisition enables us to accelerate and expand our opportunity in the health insurance market, by providing insurance shoppers with a broader range of health insurance products through access to a greater number of carrier partners, and an improved and more personalized customer buying experience. We believe that our DTC agency experience will enable us to deepen consumer-provider engagement by creating a more personalized and streamlined end-to-end
consumer shopping journey, with enhanced product selection and less friction from arrival to policy sale. We also plan to continue to invest in the growth of our non-auto
insurance verticals and expect to expand these areas by leveraging our customer acquisition capabilities, proprietary technology and data assets to attract consumers and build distribution. In addition, we may selectively look for opportunities to expand into additional non-auto
insurance verticals beyond those currently in our marketplace, through either organic development or acquisition.
We believe there are additional opportunities to grow our business, such as expanding internationally and launching non-insurance
financial service offerings.
Technology and Infrastructure
Our technology platform combines internally developed, third-party and open-source software. This combination allows for rapid development and release of high-performance technology solutions in a cost-effective and scalable manner. Our websites, mobile applications and supporting services, as well as our development and test environments, are hosted across industry-standard cloud providers such as Amazon Web Services and Google Cloud Platform. Additional internal data and analysis tools are hosted at a third-party data center in Boston, Massachusetts. We use content delivery network solutions for fast, local access to our products. We use network, website, service and hardware-level monitoring, coupled with remote-content monitoring, to maintain a high level of uptime and availability for our systems with high-performance delivery.
Sales and Marketing
Our marketing efforts are designed to increase engagement by both consumers and insurance providers and enhance their awareness of our company. Our marketing spend across channels is fundamentally algorithmic and performance based. Over time, we believe we will increase our brand equity and recognition as we serve more ad impressions. Additionally, we have built an efficient, consultative sales and customer success organization, which sells our marketplace referrals to insurance carriers and agencies and engages directly with consumers to sell life and health insurance policies.
Consumer
marketing.
Our marketplace relies on consumer acquisition from our online and, to a lesser extent, our offline marketing efforts. Our consumer marketing strategies are algorithmic and performance-based, leveraging our team of analysts, data scientists and engineers, along with our data assets and technology. We have built technology to automate our algorithmic traffic acquisition across multiple online advertising platforms. Our technology serves millions of advertising impressions per day across hundreds of acquisition sources in a diversified strategy including search, display, social, email and video, with no single acquisition partner accounting for more than 19% of quote requests. We believe the combination of our talent, data and technology provides us with competitive advantages in acquiring more consumers as we continue to scale our business.
Direct-to-consumer
sales.
Our DTC agency group is a data-driven, sales and decision support contact center that connects consumers to health and life insurance in a customer centric environment. In September 2020, we acquired Crosspointe, a specialized health insurance agency, to accelerate growth in our health vertical and our own initiatives to offer DTC agency experiences.
Carrier sales and marketing.
Our carrier marketing initiatives are designed to deliver high-value content on how carriers can increase efficiency in their customer acquisition efforts by capitalizing on the increasing targetability and personalization enabled by our marketplace. We focus on building deep relationships and establishing thought leadership among carriers through our presence at industry tradeshows, targeted delivery of whitepapers and other materials, and personal outreach to key decision makers and marketing teams. This team takes a data-driven approach to helping insurance carriers bind more policies with their target consumers at lower cost per sale than other channels. Our campaign management team develops a deep understanding of our carrier customers’ objectives to optimize their campaign performance and grow their budgets in our marketplace.
Agent sales and marketing.
Our agent marketing initiatives are designed to reach, educate and acquire insurance agents not yet participating in our marketplace. Our agent marketing focuses on educating agents on how consumer buying behavior is changing and increasingly moving online and how they can better acquire and serve consumers in the digital world through participation in our marketplace. We reach new agents online through email, search, social media, and content marketing and in person at tradeshows and conferences. For our current agent customers, we communicate the value of our platform and educate them on its use through our onboarding process, ongoing outreach and account performance reports. Our agency sales team focuses on onboarding new agents. Our customer success team analyzes account performance and consults with agents to optimize their participation in our marketplace, help them achieve growth and return-on-investment
objectives, expand volume and add products.
Our Customers
Our insurance provider customers include:

•
Carriers:
Insurance carriers write auto, home and renters, life, commercial and/or health insurance policies for consumers either directly and/or through agents. Our marketplace consists of an extensive network of national and regional carriers as well as technology enabled start-ups.
Our largest customer Progressive Casualty Insurance Company accounted for 22% and 21% of our revenue for the years ended December 31, 2020 and 2019, respectively. We plan to continue to grow both the number of carriers participating in our marketplace and the level of participation from each carrier.

•
Agents:
Insurance agents deliver auto, home and renters, life, commercial and/or health insurance to consumers on behalf of one or more carriers. As of December 31, 2020, we had over 8,500 enrolled insurance agencies on our platform. We are focused on further penetrating the large base of more than 100,000 insurance agencies in the United States.

Competition
We face competition to attract consumers to our websites and mobile applications, as well as for insurance provider advertising and marketing spend.
Competition for consumers.
The competition for consumer traffic and advertising space online is broad and diverse. Our competitors offer various marketplaces, products and services that compete with us. Some of these competitors include internet search engines and social media platforms; brand advertisers and brand agencies across a spectrum of industries; sites operated by individual insurance providers; finance and credit savings sites; insurance lead-generation, affiliate and aggregator networks; and marketing services providers for insurers and general marketing services providers. We believe we compete favorably in attracting insurance shoppers due to our superior data assets, consumer acquisition technology, team and data sciences management infrastructure. We believe we also compete favorably in converting consumer traffic into referrals and, ultimately, purchased policies due to the depth of our provider network, our consumer matching algorithms and our intuitive and streamlined consumer interface. Furthermore, we believe the breadth of the insurance provider options in our marketplace gives us an inherent advantage over single-brand insurance providers with respect to conversion and bind rates for consumers.
Competition for insurance provider advertising and marketing spend.
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
Employees
Our company culture is data-driven, entrepreneurial, diverse and innovative. We are focused on delivering superb results for our consumers, insurance providers and partners. As of December 31, 2020, we had 456 employees, of which 447 were full-time.
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
Pornography and Marketing Act of 2003, the Health Insurance Portability and Accountability Act, and similar state laws. In addition, we are a licensed insurance producer. Insurance is highly regulated by the states in which we do business, and we are required to comply with and maintain various licenses and approvals. Because the laws and regulations governing insurance, financial services, privacy, data security and marketing are constantly evolving and striving to keep pace with innovations in technology and media, it is possible that we may need to materially alter the way we conduct some parts of our business activities or be prohibited from conducting such activities altogether at some point in the future.
Intellectual Property
We seek to protect our intellectual property through a combination of copyrights, trademarks, service marks, domain names, trade secret laws, confidentiality procedures and contractual restrictions.
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
or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval system at
http://www.sec.gov
. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 1A.	RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. Certain factors may have a material adverse effect on our business, financial condition and results of operation. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Annual Report on
Form 10-K, including
our consolidated financial statements and the related notes, and in our other filings with the SEC. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.
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
business could suffer.
If one or more of the search engines or other online sources on which we rely for purchased listings or visitor traffic modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of quote requests generated by consumer traffic varies and can decline from to time. For example, quote requests increased to 4,113,000 in the three months ended March 31, 2019, increased to 4,519,000 in the three months ended June 30, 2019, increased to 5,516,000 in the three months ended September 30, 2019 and increased to 5,863,000 in the three months ended December 31, 2019. Quote requests increased to 7,392,000 in the three months ended March 31, 2020, decreased to 6,777,000 in the three months ended June 30, 2020 decreased to 6,291,000 in the three months ended September 30, 2020 and increased to 6,553,000 in the three months ended December 31, 2020. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer quote requests.
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
example, we believe that immediately after
shelter-in-place
orders went into effect consumers performed less searches for insurance online.
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
Sales to Progressive Casualty Insurance Company accounted for 22% and 21% of our revenue for the years ended December 31, 2020 and 2019, respectively. This customer made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that this customer will continue to purchase from us at its historical levels or at all. If this customer were to reduce its level of purchases from us or discontinue its relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.
If our emails are not delivered and accepted or are routed by email providers less favorably than other emails our business may be substantially harmed.
If email providers implement new or more restrictive email or content delivery or accessibility policies it may become more difficult to deliver emails to consumers or for consumers to access our websites and services. For example, certain email providers, including Google, may categorize our emails as “promotional,” and these emails may be directed to an alternate, and less readily accessible, section of a consumer’s inbox. If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to consumers in a manner compatible with email providers’ email handling or authentication technologies, our ability to contact consumers through email could be significantly restricted. In addition, if we are placed on “spam” lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our operating results and financial condition could be substantially harmed.
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
Without an innovative marketplace and related product and service offerings, we may be unable to attract additional consumers or retain current consumers, which could adversely affect our ability to attract and retain insurance providers who want to participate in our marketplace, which could, in turn, harm our business and financial results. In addition, while we have historically concentrated our efforts on the automobile insurance market, we will need to further penetrate additional vertical markets, such as home and renters, life, commercial and health insurance, in order to achieve our long-term growth goals. Our success in the automobile insurance market depends on our deep understanding of this industry. In order to penetrate new vertical markets, we will need to develop a similar understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources and we may not be successful. In addition, these new vertical markets may have specific risks associated with them. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate and our financial condition could suffer.
Our business is substantially dependent on revenue from automotive insurance providers and subject to risks related to automotive insurance and the larger automotive industry. Our business may also be adversely affected by downturns in the home and renters, life, commercial and health insurance industries.
A substantial majority of the insurance purchased through our marketplace is automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 82% of our total revenue for the year ended December 31, 2020 and 85% of our revenue for the year ended December 31, 2019. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance.
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
In addition, we plan to further expand our marketing efforts in offline channels such as television and radio. We face significant competition in marketing on offline channels, including from competitors and insurance carriers who may have significantly greater resources and brand recognition than we do. If we fail to expand our marketing efforts in offline channels or to market ourselves successfully on such channels, we may not experience increases in consumer traffic and increased referral and advertising revenue necessary to grow our business, which could have a material adverse effect on our results of operations and financial results.
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
We recently began to acquire consumers through limited offline sources, including television advertisements, direct mail and inbound calls from consumers. We may not succeed in advertising and acquiring consumers to these channels and may incur substantial costs without corresponding benefit. In addition, consumers that request quotes through offline sources like inbound calls do not provide the same level of consumer data as we receive from our online sources and as a result, we may not be able to successfully match these consumers with insurance providers.
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
Consumer adoption of call blocking technology, or restrictions placed by telephone carriers and communication platforms, may reduce our ability to call or text message our consumers, which could significantly decrease the number of quote requests and value of our data referrals and substantially harm our business.
Increased adoption of call blocking technology may prevent us from reaching our consumers that have expressed an interest in getting insurance information. Additionally, telephone carriers and communication platforms may themselves place restrictions on our ability to call or send text messages to our consumers. If calls or text messages to our consumers are blocked, or if insurance providers obtaining data referrals have their calls or text messages blocked due to these call blocking technologies or restrictions, we may see a significant decrease in quote requests, the value of our referrals and the number of data and call referrals we are able to sell to insurance providers which could materially adversely impact our business.

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
Our revenue grew from $96.8 million in 2015 to $122.8 million in 2016, to $126.2 million in 2017, to $163.3 million in 2018, to $248.8 million in 2019 and to $346.9 million in 2020, increases of 26.8%, 2.8%, 29.4%, 52.3% and 39.4%, respectively. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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
Cybersecurity risks have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. We have been subject to, and are likely to continue to be the target of, future cyberattacks. These cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, improper access by employees or third-party partners or other security breaches that have or could in the future result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, confidential and other information concerning employees or consumers, or otherwise materially disrupt our or our other third party partners’ network access or business operations.
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
We use third-party contractor insurance agents to sell insurance for our direct-to-consumer
agency. These agents could take actions that could harm our business.
We contract licensed insurance agents to sell insurance in connection with our direct-to-consumer
agency. These agents are independent contractors and, as such, are not our employees, and we do not exercise control over their day-to-day
operations. If independent contractors were to provide diminished quality of service to customers, engage in fraud, misconduct or negligence or otherwise violate the law, our image and reputation may suffer materially, and we may become subject to liability claims based upon such actions of our independent contractor agents. Additionally, actions by our independent contractor agents could damage our brand and even isolated incidents can result in considerable negative publicity or litigation. Any such incidence could adversely affect our results of operations.
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
We were previously subject to class action lawsuits alleging violations of the Telephone Consumer Protection Act, or TCPA, and were subject to a class action lawsuit alleging federal securities law violations in connection with our IPO, and may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract, breach of federal and state privacy laws, and intellectual property infringement that might necessitate changes to our business or operations. Regardless of whether any claims against us have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management’s time away from our operations. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results.
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
2003, or CAN-SPAM Act, the
TCPA, and the Federal Trade Commission Act and its accompanying regulations and guidelines, among others. In addition to being subject to action by regulatory agencies, some of these laws, like the TCPA, allow private individuals to bring litigation against companies for breach of these laws, and we have received complaints from individuals that we have violated the TCPA. We are also dependent on our third-party vendors to comply with applicable laws. For example, with the commencement of our verified partner network in 2019, we depend upon these third-party vendors to obtain consent from consumers to receive telemarking calls in compliance with the TCPA. We may be alleged to have indemnification obligations to third-party customers for alleged breaches of privacy laws like the TCPA, which could increase our defense costs and require that we pay damages if there were an adverse ruling in any such claims. Any of these events may have a material adverse effect on our business, results of operations, financial condition and prospects.
Companies in the internet, technology and media industries are frequently subject to allegations of infringement or other violations of intellectual property rights. We have been and may continue to become subject to intellectual property claims by third parties. We plan to vigorously defend our intellectual property rights and our freedom to operate our business; however, regardless of the merits of the claims, intellectual property claims are often time consuming and extremely expensive to litigate or settle and are likely to continue to divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in significant monetary liability or prevent us from operating our business or portions of our business. Resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or we may be required to cease using intellectual property of third parties altogether. Many of our contracts require us to provide indemnification against third-party intellectual property infringement claims, which would increase our defense costs and may require that we pay damages if there were an adverse ruling in any such claims. Any of these events may have a material adverse effect on our business, results of operations, financial condition and prospects.

We may become subject to enforcement actions or litigation as a result of our failure to comply with laws and regulations, even though noncompliance was inadvertent or unintentional.
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal and regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were systems and procedures designed to ensure compliance in place at the time.
For example, we engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of statutes and regulations, including the TCPA and Telemarketing Sales Rules, that govern those communications and the use of automatic telephone dialing systems, or ATDS, and artificial or pre-recorded
voice messages. The U.S. Federal Communications Commission (the “FCC”), and the U.S. Federal Trade Commission (the “FTC”) have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls. Many states have similar consumer protection laws regulating telemarketing. These laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. The TCPA does not currently distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.
For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded
voice” or an ATDS. A court may treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure. An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we have been and may be subject to future putative class action suits alleging violations of the TCPA. If in the future we are found to have violated the TCPA, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then TCPA damages could have a material adverse effect on our results of operations and financial condition.
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
Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements as we deem appropriate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary.
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
From time to time we have faced and may continue to face allegations or claims that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors or non-practicing entities. Such
claims, regardless of their merit, could result in litigation or other proceedings and could require us to expend significant financial resources and attention by our management and other personnel that otherwise would be focused on our business operations, result in injunctions against us that prevent us from using material intellectual property rights, or require us to pay damages to third parties. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may result in significant settlement costs or require us to stop offering some features, or purchase licenses or modify our products and features while we develop non-infringing substitutes,
but such licenses may not be available on terms acceptable to us or at all, which would require us to develop alternative intellectual property.
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
We also generate a significant amount of revenue from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of our lead data from third-party vendors. These third-party vendors are outside contractors and we do not exercise control over their business or day-to-day
operations and cannot guarantee that these third parties will comply with regulations. Any failure by us or the third-party vendors on which we rely for telemarketing, email marketing, and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations.
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
We assess customer insurance needs, collect customer contact information and provide other product offerings, which results in us receiving personal information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect individual privacy and the privacy and security of personal information. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the insurance providers who use our marketplace violate applicable laws and regulations. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as the word is broadly defined in the law) and places increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provides such consumers a new right to opt-out of
certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. The CCPA authorized the Attorney General to bring enforcement actions for violations beginning July 1, 2020. The CCPA may have a substantial negative impact on our business activities and increase our compliance costs and potential liability. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or the CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Many similar privacy laws have been proposed at the federal level and in other states. These potential new laws may impact our business practice and/or the business practices of our customers and may have a material impact on our business activities.
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
Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out
mechanism for stopping future emails from senders. We, along with third parties we acquire quote requests from, and the insurance providers who use our marketplace may need to comply with such laws and any associated rules and regulations. States and other countries have similar laws related to telemarketing and commercial emails. Additional or modified laws and regulations, or interpretations of existing, modified or new laws, regulations and rules, could prohibit or increase the cost of engaging with consumers and impair our ability to expand the use of our products, including our demand response solution, to more users. Alleged failure to comply with obligations and restrictions related to telephone, text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business. Moreover, over the past several years there has been a significant amount of litigation alleging violations of laws relating to telemarketing, which has increased the exposure of companies that operate telephone and text messaging campaigns to class action litigation alleging violations of the TCPA. If we, third parties we acquire quote requests from, or the insurance providers who use our marketplace become subject to such litigation, it could result in substantial costs to and materially adversely affect our business.
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
The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $63.44 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through December 31, 2020. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market price and trading volume of comparable companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	announcements of new service offerings, strategic alliances or significant agreements by us or by our competitors;

•	loss of key personnel;

•	litigation involving us or that may be perceived as having an adverse effect on our business;

•	changes in general economic, industry and market conditions and trends;

•	investors’ general perception of us;

•	sales of large blocks of our stock; and

•	announcements regarding industry consolidation.
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

The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 78% of the voting power of our capital stock as of February 23, 2021; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held approximately 77% of the voting power of our capital stock as of that date. This concentration of voting power will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 78% of the voting power of our capital stock as of February 23, 2021; and Link Ventures, directly or through a voting agreement pursuant to which each of Seth Birnbaum, including through his heirs and estate, and Tomas Revesz have agreed to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 77% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio
between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or
the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.
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
In addition to our outstanding Class A common stock, as of December 31, 2020, there were 1,032,613 shares of Class A common stock subject to outstanding options, 1,156,306 shares of either Class A common stock or Class B common stock subject to outstanding options, 3,142,220 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 1,026,673 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 12,677,509 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such
shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of December 31, 2020, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly as we are no longer an emerging growth company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.
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
We are obligated to maintain a system of effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may harm investor confidence in our company and, as a result, the value of our common stock.
The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting and to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. However, we cannot assure you that our independent registered public accounting firm will be able to attest to the effectiveness of our internal control over financial reporting. We may not be able to remediate any material weaknesses that may be identified, or to complete our evaluation, testing and any required remediation in a timely fashion and our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.
Any failure to maintain adequate internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal control when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Cambridge, Massachusetts, where we lease approximately 32,000 square feet of space pursuant to a lease that expires in September 2024. We believe that our current facilities are adequate to meet our immediate needs.

ITEM 3.	LEGAL PROCEEDINGS
Information with respect to legal proceedings and this item is included in Note 12 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form
10-K,
which is incorporated herein by reference.

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
Holders of Our Common Stock
As of February 23, 2021, there were approximately 14 holders of record of shares of our Class A common stock and 9 holders of record of shares of our Class B common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds from Initial Public Offering
Our initial public offering of Class A common stock, or the IPO, was effected through a Registration Statement on
Form S-1 (File No. 333-225379) that
was declared effective by the Securities and Exchange Commission, or SEC, on June 27, 2018. The net offering proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, were $48.6 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors
as compensation for board or board committee service. As of December 31, 2020, we estimate that we have used approximately $32.4 million of the net proceeds from our IPO for general corporate purposes, capital expenditures and our acquisition of Crosspointe, including $7.0 million to repay amounts outstanding under our revolving line of credit with Western Alliance Bank. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018.
Issuer Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period from October 1, 2020 to December 31, 2020.
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
This Annual Report on Form
10-K
includes scaled disclosures for smaller reporting companies, as defined in Rule
12b-2
under the Securities Exchange Act of 1934, as amended, and, as such, this information is not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Part II, Item 8 of this Annual Report on Form
10-K.
Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form
10-K,
including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Annual Report on Form
10-K,
our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.
Overview
EverQuote makes insurance shopping easy, efficient and personal, saving consumers and insurance providers time and money.
We operate a leading online marketplace for insurance shopping, connecting consumers with insurance providers. Our mission is to empower insurance shoppers to better protect life’s most important assets—their family, property, and future. Our vision is to become the largest online source of insurance policies by using data and technology to make insurance simpler, more affordable and personalized, ultimately reducing cost and risk. Our results-driven marketplace, powered by our proprietary data and technology platform, is reshaping the insurance shopping experience for consumers and improving the way insurance providers, which we view as including both carriers and agents, attract and connect with customers shopping for insurance.
Finding the right insurance product is often challenging for consumers, who face limited online options, complex, variable and opaque pricing, and myriad coverage configurations. We present consumers with a single starting point for a comprehensive and cost-effective insurance shopping experience. Our marketplace reduces the time consumers spend searching across multiple sites by delivering broader and more relevant results than consumers may find on their own. Our service is free for consumers, and we derive our revenue from sales of consumer referrals to insurance providers and, in select verticals, directly from commissions on the sale of policies.
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

Since our founding in 2011, our core mission has been to make finding insurance easy and more personal, saving consumers and insurance providers time and money. We are working to build the largest and most trusted online insurance marketplace in the world. In pursuing this goal, we have consistently innovated through our disruptive data driven approach. Highlights of our history of innovation include:

•	In 2011, we launched the EverQuote marketplace for auto insurance.

•	In 2013, we launched EverQuote Pro, our provider portal, for carriers.

•	In 2015, we launched EverQuote Pro for agents.

•	In 2016, we added home and life insurance in our marketplace.

•	In 2018, we exceeded 46 million cumulative quote requests since launch of our marketplace.

•	In 2019, we added health, renters and commercial insurance in our marketplace.

•	In 2020, we launched our direct-to-consumer insurance offerings in our life vertical and in our health vertical via the acquisition of Crosspointe Insurance & Financial Services, LLC, or Crosspointe.
In the years ended December 31, 2020 and 2019, our total revenue was $346.9 million and $248.8 million, respectively, representing year-over-year growth of 39.4%. We had net losses of $11.2 million and $7.1 million for the years ended December 31, 2020 and 2019, respectively, and had $18.4 million and $8.3 million in adjusted EBITDA for these same periods, respectively. See the section titled “—Non-GAAP Financial
Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.
COVID-19
In March 2020, the World Health Organization declared the outbreak of
COVID-19
a pandemic. The
COVID-19
pandemic has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place
orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that
COVID-19
will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day
operations and could disrupt our business and operations, as well as that of our customers and consumer traffic to our marketplace for an indefinite period of time. For example, we believe that immediately after shelter-in-place
orders went into effect consumers performed less searches for insurance online. To support the health and well-being of our employees, customers, partners and communities, our employees continue to work remotely as of March 1, 2021. While such disruptions have not had a material adverse impact on our financial results through December 31, 2020, such disruptions may impact consumer insurance shopping behavior. We continue to monitor and are managing our operations for the ongoing impact of
COVID-19.
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
Cost per quote request
We seek to efficiently acquire consumers by increasing the effectiveness of our consumer advertising and insurance marketplace. Cost per quote request is influenced by the cost and mix of advertising and the conversion rate of marketplace visitors who request an insurance quote. While we seek to minimize cost per quote request, we may incur increased cost per quote request in order to achieve profitability at relative volumes of quote requests and revenue per quote request.
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
Quote Requests
Quote requests are consumer-submitted website forms that contain data required to provide an insurance quote, quote requests we receive through offline channels such as telephone calls and quote requests submitted directly to third-party partners.

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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, acquisition-related costs, legal settlement expense, interest income and the provision for (benefit from) income taxes. Adjusted EBITDA is a non-GAAP financial measure
that we present in this Annual Report
on Form 10-K to supplement
the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, Adjusted EBITDA may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non GAAP Financial Measure”.
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
We recognize revenue from consumer referrals at the time of delivery. Our revenue is comprised of consumer referral fees from the automotive and other insurance verticals, which includes home and renters, life, health and commercial insurance verticals, as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Automotive	$283,236	$212,300
Other	63,699	36,511

Total Revenue	$346,935	$248,811

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
Sales and Marketing
Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions and amortization of sales and marketing-related intangible assets. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests and promoting our marketplace to carriers and agents. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. In order to continue to grow our business and brand awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. We expect our sales and marketing expense will increase in the near term, both as a percentage of revenue and in absolute dollars, but decrease in the longer term as a percentage of revenue due to efficiencies of scale and improvements in our marketplace technology.
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
General and Administrative
General and administrative expenses consist of personnel-related costs and related expenses for executive, finance, legal, human resources, technical support and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums and payment processing and billing costs. We expect general and administrative expenses to increase as we continue to incur the costs of compliance associated with being a publicly traded company, including legal, audit, insurance and consulting fees.
Acquisition-related costs
Acquisition-related costs include expenses associated with third-party professional services we utilize for the evaluation and execution of successful acquisitions as well as changes in the fair value of our contingent consideration liability recorded as the result of the Crosspointe acquisition.
Legal settlement
Legal settlement includes costs associated with the settlement of securities litigation in connection with our initial public offering (see Note 12 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form
10-K)
representing the net of the settlement amount and the insurance proceeds.

Other Income
Other income consists of interest income and other income. Interest income consists of interest earned on invested cash balances. Other income consists of miscellaneous income unrelated to our core operations.
Income Taxes
We have not recorded income tax benefits for the net losses we have incurred in the years ended December 31, 2020 and 2019 or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2020, we had federal net operating loss carryforwards of $72.9 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $63.9 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2020, we had state net operating loss carryforwards of $60.7 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $4.5 million and $2.4 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.
Non-GAAP Financial
Measure
To supplement our consolidated financial statements presented in accordance with GAAP and to provide investors with additional information regarding our financial results, we present in this Annual Report on
Form 10-K
adjusted EBITDA as a
non-GAAP financial
measure. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similarly titled measures presented by other companies.
Adjusted EBITDA
. We define adjusted EBITDA as our net income (loss), excluding the impact of stock-based compensation expense; depreciation and amortization expense; acquisition-related costs; legal settlement expense; interest income; and our provision for (benefit from) income taxes. The most directly comparable GAAP measure to adjusted EBITDA is net income (loss). We monitor and present in this Annual Report on
Form 10-K adjusted
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
Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Some of these limitations are:

•	adjusted EBITDA excludes stock-based compensation expense as it has recently been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business;

•	adjusted EBITDA excludes depreciation and amortization expense and, although this is a non-cash expense, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA excludes acquisition-related costs that affect cash available to us;

•	adjusted EBITDA excludes legal settlement expense that affect cash available to us;

•	adjusted EBITDA does not reflect the cash received from interest income on our investments, which affects the cash available to us;

•	adjusted EBITDA does not reflect income tax expense (benefit) that affects cash available to us; and

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
Reconciliation of Net Loss to Adjusted EBITDA:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net loss	$(11,202)	$(7,117)
Stock-based compensation	24,179	12,721
Depreciation and amortization	3,350	2,186
Acquisition-related costs	2,258	—
Legal settlement	—	1,227
Interest income	(189)	(669)

Adjusted EBITDA	$18,396	$8,348

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following tables set forth our results of operations for the periods shown:

	Year Ended December 31,
	2020	2019
	(in thousands)
Statement of Operations Data:
Revenue(1)	$346,935	$248,811

Cost and operating expenses(2):
Cost of revenue	21,373	15,903
Sales and marketing	284,880	202,689
Research and development	29,662	20,214
General and administrative	20,444	16,827
Acquisition-related costs	2,258	—
Legal settlement	—	1,227

Total cost and operating expenses	358,617	256,860

Loss from operations	(11,682)	(8,049)

Other income:
Interest income	189	669
Other income	291	263

Total other income	480	932

Net loss	$(11,202)	$(7,117)

Other Financial and Operational Data:
Quote requests	27,013	20,011
Variable marketing margin	$108,642	$73,316
Adjusted EBITDA(3)	$18,396	$8,348

(1)	Comprised of revenue from the following distribution channels:

	Year Ended December 31,
	2020	2019
Direct channels	92%	94%
Indirect channels	8%	6%

	100%	100%

(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cost of revenue	$361	$193
Sales and marketing	10,246	3,805
Research and development	7,751	3,967
General and administrative	5,821	4,756

	$24,179	$12,721

(3)	See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.
Revenue:

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue	$346,935	$248,811	$98,124	39.4%
Revenue increased by $98.1 million from $248.8 million for the year ended December 31, 2019 to $346.9 million for the year ended December 31, 2020. The increase in revenue was due to an increase of $70.9 million and $27.2 million from our automotive and other insurance marketplace verticals, respectively. The increase in revenue from our automotive vertical was primarily driven by an increase in the volume of quote requests resulting from increased advertising to attract consumers and an increase in revenue per quote request. The increase in revenue from our other marketplace verticals was primarily due to an increase in quote requests resulting from increased advertising to attract consumers, partially offset by a decline in revenue per quote request.
Cost of Revenue

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$21,373	$15,903	$5,470	34.4%
Percentage of revenue	6.2%	6.4%
Cost of revenue increased by $5.5 million from $15.9 million for the year ended December 31, 2019 to $21.4 million for the year ended December 31, 2020. Cost of revenue increased due primarily to increased hosting costs of $1.8 million related to increased marketplace activity and to increased third-party call center costs of $1.5 million, which were primarily related to increased volume of call referrals. Technical services increased by $1.0 million due primarily to increased volume of consumer referrals and amortization of capitalized software costs increased by $0.7 million.
Sales and Marketing

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Sales and marketing expense	$284,880	$202,689	$82,191	40.6%
Percentage of revenue	82.1%	81.5%
Sales and marketing expenses increased by $82.2 million from $202.7 million for the year ended December 31, 2019 to $284.9 million for the year ended December 31, 2020. The increase in sales and marketing expense was primarily due to an increase in advertising expenditures of $62.8 million and an increase in personnel-related costs of $15.4 million. Personnel-related costs for the years ended December 31, 2020 and 2019 included stock-based compensation expense of $10.2 million and $3.8 million, respectively.
Research and Development

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Research and development expense	$29,662	$20,214	$9,448	46.7%
Percentage of revenue	8.5%	8.1%

Research and development expenses increased by $9.4 million from $20.2 million for the year ended December 31, 2019 to $29.7 million for the year ended December 31, 2020. The increase in research and development expense was primarily due to an increase in personnel-related costs of $9.9 million as a result of our continued hiring of research and development employees and a shift towards hiring more senior personnel, to further develop and enhance our marketplace websites and technology. Personnel-related costs for the years ended December 31, 2020 and 2019 included stock-based compensation expense of $7.8 million and $4.0 million, respectively.
General and Administrative

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
General and administrative expense	$20,444	$16,827	$3,617	21.5%
Percentage of revenue	5.9%	6.8%
General and administrative expenses increased by $3.6 million from $16.8 million for the year ended December 31, 2019 to $20.4 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $2.9 million and an increase in insurance costs of $0.6 million. Personnel-related costs for the years ended December 31, 2020 and 2019 included stock-based compensation expense of $5.8 million and $4.8 million, respectively.
Acquisition-related Costs
Acquisition-related costs for the year ended December 31, 2020 were $2.3 million and consisted of costs for third-party professional services we utilized for the evaluation and execution of our Crosspointe acquisition of $0.5 million and expense of $1.8 million related to the change in the fair value of our contingent consideration liability recorded as the result of the Crosspointe acquisition.
Legal Settlement
Legal settlement expenses for the year ended December 31, 2019 were $1.2 million and were associated with the settlement of securities litigation in connection with our initial public offering (see Note 12 to the Consolidated Financial Statements).
Other Income
The decrease in interest income from $0.7 million for the year ended December 31, 2019 to $0.2 million for the year ended December 31, 2020 was due to lower interest rates on invested cash balances. Other income also included sublease income of $0.3 million in each of the years ended December 31, 2020 and 2019. The sublease ended in 2020.
Quote Requests

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(in thousands except percentages)
Quote requests	27,013	20,011	7,002	35.0%
Quote requests increased by 7.0 million for 2020 as compared to 2019 due to increased spending on online marketplace advertising as well as improvements in our traffic acquisition.

Variable Marketing Margin

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Revenue	$346,935	$248,811	$98,124	39.4%
Less: total advertising expense (a component of sales and marketing expense)	238,293	175,495

Variable marketing margin	$108,642	$73,316	$35,326	48.2%

Percentage of revenue	31.3%	29.5%
The increase in variable marketing margin was due primarily to an increased volume of quote requests.
Liquidity and Capital Resources
At December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $42.9 million and availability of $25.0 million under our revolving line of credit.
Borrowings under our revolving line of credit are collateralized by substantially all of our assets and property. Additionally, we are subject under our revolving line of credit to affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. As of December 31, 2020, we were in compliance with these covenants. In addition, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events of default under our revolving line of credit include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse events with respect to us. In the event of a default, the lender may declare all borrowings immediately due and payable.
Since our inception, we have incurred operating losses and may continue to incur losses in the foreseeable future. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without considering the borrowing availability under our revolving line of credit. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, the expansion of sales and marketing activities, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows
The following table shows a summary of our cash flows for each of the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$10,668	$4,413
Net cash used in investing activities	(18,752)	(2,975)
Net cash provided by financing activities	4,907	2,982
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,184)	$4,420

Net cash provided by operating activities
Operating activities provided $10.7 million and $4.4 million of cash during the years ended December 31, 2020 and 2019, respectively. Cash provided by operating activities in 2020 primarily resulted from the offset of net non-cash
charges of $29.4 million to our net loss of $11.2 million and net cash used by changes in our operating assets and liabilities of $7.5 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $14.0 million increase in accounts receivable, partially offset by an aggregate $5.3 million increase in accounts payable and accrued expenses and other current liabilities and a $0.8 million increase in other long-term liabilities. Cash provided by operating activities in 2019 primarily resulted from the offset of net non-cash
charges of $15.5 million to our net loss of $7.1 million and net cash used by changes in our operating assets and liabilities of $4.0 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $15.2 million increase in accounts receivable and a $5.6 million increase in prepaid expenses and other current assets, both partially offset by an aggregate $17.0 million increase in accounts payable and accrued expenses and other current liabilities.
Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities were generally due to growth in our business, timing of customer and vendor invoicing and payments. The change in other long-term liabilities in 2020 was primarily due to the deferred payment of employer tax remittances.
Net cash used in investing activities
Net cash used in investing activities was $18.8 million and $3.0 million for the years ended December 31, 2020 and 2019, respectively. Net cash used in investing activities for the year ended December 31, 2020 included cash paid of $14.9 million to purchase Crosspointe. Cash used in investing activities for the years ended December 31, 2020 and 2019 also consisted of cash used to acquire property and equipment, which included the capitalization of software development costs. During the years ended December 31, 2020 and 2019, we capitalized $3.0 million and $2.7 million, respectively, of software development costs.
Net cash provided by financing activities
During the years ended December 31, 2020 and 2019, net cash provided by financing activities was $4.9 million and $3.0 million, respectively, and consisted of proceeds received from the exercise of common stock options.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements, appearing in Part II of Item 8 of this Annual Report on Form
10-K,
we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Goodwill and Acquired Intangible Assets
We record goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. Our estimates of fair value are based upon assumptions believed to be reasonable at that time but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. During the measurement period, which extends no later than one year from the acquisition date, we may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations and comprehensive loss as operating expenses or income.
Goodwill is not amortized, but rather is tested for impairment annually, or more frequently if facts and circumstances warrant a review, such as significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. We have determined that there is a single reporting unit for the purpose of conducting our goodwill impairment assessment. We assess both the existence of potential impairment and the amount of impairment loss by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Intangible assets are recorded at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.
Valuation of Contingent Consideration
The Crosspointe acquisition provides for shares of Class A common stock to be issued to the former owners of Crosspointe upon achievement of certain revenue targets over three years. Shares of Class A common stock issuable upon achievement of the first two annual targets are for a fixed number of shares of Class A common stock, and as such, we recorded the fair value of these shares within stockholders’ equity based on the number of shares issuable and the fair market value of Class A common stock on the acquisition date. Achievement of the third annual target will result in the issuance of a variable number of shares of Class A common stock and, as such, we recorded the fair value of these shares as a long-term liability. We estimated the fair value of the shares of Class A common stock issuable upon achievement of the three annual targets as of the acquisition date. We remeasure the fair value of the shares of Class A common stock issuable upon the estimated achievement levels of the third annual target at each subsequent reporting date until the liability is fully settled. We use a Monte Carlo simulation model in our estimates. Significant assumptions and estimates utilized in the model include the forecasted revenue, revenue volatility and discount rate.
Revenue Recognition
We derive our revenue by selling consumer referrals to insurance provider customers, including insurance carriers and agents. On January 1, 2019, we adopted the new revenue standard ASC 606, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. To determine revenue recognition for arrangements that we determine are within the scope of the revenue standard, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.
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
We estimate the fair value of stock options with service-based vesting or performance-based vesting granted to employees, non-employees
and directors using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield. We measure stock options with market-based vesting based on the fair value on the date of grant using a Monte Carlo simulation model. We estimate the fair value of each restricted stock unit, or RSU, based on the fair value using the market value of our common stock.
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax basis of assets and liabilities, as measured by enacted tax rates anticipated to be in effect when these differences reverse. This method also requires the recognition of future tax benefits to the extent that realization of such benefits is more likely than not. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, we establish a valuation allowance through a charge to income tax expense. We evaluate the potential for recovery of deferred tax assets by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

Off-Balance Sheet
Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet
arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our audited consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form
10-K.
Inflation Risk
During the last two years, inflation and changing prices have not had a material effect on our business. We are unable to predict whether inflation or changing prices will materially affect our business in the foreseeable future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This Annual Report on Form
10-K
includes scaled disclosures for smaller reporting companies, as defined in Rule
12b-2
under the Securities Exchange Act of 1934, as amended, and, as such, this information is not required.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EVERQUOTE, INC.

Report of Independent Registered Public Accounting Firm
To
the Board of Directors and Stockholders of EverQuote, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of EverQuote, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Crosspointe Insurance & Financial Services, LLC (“Crosspointe”) from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Crosspointe from our audit of internal control over financial reporting. Crosspointe is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisition of Crosspointe Insurance & Financial Services, LLC – Valuation of Contingent Consideration and Customer Relationship Intangible Asset
As described in Note 3 to the consolidated financial statements, the Company completed its acquisition of Crosspointe Insurance & Financial Services, LLC (“Crosspointe”) on September 1, 2020. The purchase consideration of $16.7 million reflected a cash payment of $14.9 million and contingent consideration of $1.8 million representing the fair value of Class A common stock issuable to the former owners of Crosspointe upon achievement of certain revenue targets over three years. These revenue targets are measured in annual intervals. Shares of Class A common stock issuable upon achievement of the first two annual targets are for a fixed number of shares of Class A common stock and, as such, management has recorded the fair value of these shares within stockholders’ equity based on the number of shares issuable and the fair market value of Class A common stock on the acquisition date. Achievement of the third annual target will result in the issuance of a variable number of shares of Class A common stock and, as such, management has recorded the fair value of these shares as a long-term liability. As of September 1, 2020, the acquisition date, the estimated fair value of the contingent consideration included in other long-term liabilities was $0.4 million. As of December 31, 2020, management estimated the fair value of the contingent consideration included in other long-term liabilities to be $2.2 million, and as a result recorded a $1.8 million charge to acquisition-related costs for the increase in fair value subsequent to the acquisition date. Management estimated the fair value of the shares upon achievement of the three annual targets as of the acquisition date, and remeasures the fair value of the shares issuable upon the estimated achievement levels of the third annual target at each subsequent reporting date until the liability is fully settled, using a Monte Carlo simulation model. Management’s significant assumptions and estimates utilized in the model include the forecasted revenue, revenue volatility, and discount rate. Additionally, as part of the preliminary allocation of the purchase price for Crosspointe, management recorded $3.6 million for the customer relationship intangible asset at fair value using the income approach. Management’s significant assumptions and estimates utilized in the model include the customer attrition rate and discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of contingent consideration and the customer relationship intangible asset in the Crosspointe acquisition is a critical matter are (i) the high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the contingent consideration and the customer relationship intangible asset due to the significant judgment by management when developing the fair value estimates, (ii) significant audit effort in evaluating management’s significant assumptions related to the forecasted revenue, revenue volatility, and discount rate for the contingent consideration, and the customer attrition rate and discount rate for the customer relationship intangible asset, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s determination of the fair value of contingent consideration and the customer relationship intangible asset. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing the completeness and accuracy of the underlying data used in the valuation models, and (iii) evaluating the appropriateness of the valuation models and reasonableness of the significant assumptions used by management related to the forecasted revenue, revenue volatility, and discount rate for the contingent consideration and the customer attrition rate and discount rate for the customer relationship intangible asset. Evaluating the reasonableness of the forecasted revenue used in developing the fair value of the contingent consideration involved considering the consistency with external economic and market data. Evaluating the reasonableness of the customer attrition rate used in the determination of the fair value of the customer relationship intangible asset involved considering the consistency with historical data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Monte Carlo simulation model for the contingent consideration and the income approach for the customer relationship intangible asset, as well as evaluating the appropriateness of the significant assumptions related to the revenue volatility and discount rate for the contingent consideration, and the customer attrition rate and discount rate for the customer relationship intangible asset.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2021
We have served as the Company’s auditor since 2014.

EVERQUOTE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$42,870	$46,054
Accounts receivable, net	46,079	32,214
Prepaid expenses and other current assets	8,452	7,065

Total current assets	97,401	85,333
Property and equipment, net	6,173	5,197
Goodwill	9,794	—
Acquired intangible assets, net	3,366	—
Operating lease right-of-use assets	9,621	—
Other assets	2,695	691

Total assets	$129,050	$91,221

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,964	$23,663
Accrued expenses and other current liabilities	9,421	13,225
Deferred revenue	1,869	1,501
Operating lease liabilities	2,593	—

Total current liabilities	46,847	38,389
Operating lease liabilities, net of current portion	8,093	—
Other long-term liabilities	3,128	1,062

Total liabilities	58,068	39,451

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 20,784,065 shares and 14,635,834 shares issued and outstanding at December 31, 2020 and 2019, respectively	21	15
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 7,429,502 shares and 11,802,341 shares issued and outstanding at December 31, 2020 and 2019, respectively	7	12
Additional paid-in capital	189,172	158,752
Accumulated other comprehensive loss	(7)	—
Accumulated deficit	(118,211)	(107,009)

Total stockholders’ equity	70,982	51,770

Total liabilities and stockholders’ equity	$129,050	$91,221

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenue	$346,935	$248,811

Cost and operating expenses:
Cost of revenue	21,373	15,903
Sales and marketing	284,880	202,689
Research and development	29,662	20,214
General and administrative	20,444	16,827
Acquisition-related costs	2,258	—
Legal settlement	—	1,227

Total cost and operating expenses	358,617	256,860

Loss from operations	(11,682)	(8,049)

Other income:
Interest income	189	669
Other income	291	263

Total other income	480	932

Net loss	$(11,202)	$(7,117)

Net loss per share, basic and diluted	$(0.41)	$(0.28)

Weighted average common shares outstanding, basic and diluted	27,329	25,759

Comprehensive loss:
Net loss	$(11,202)	$(7,117)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7)	—

Comprehensive loss	$(11,209)	$(7,117)

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	7,528,741	$8	17,696,414	$18	$143,050	$—	$(99,892)	$43,184
Issuance of common stock upon exercise of stock options	645,920	1	—	—	2,981	—	—	2,982
Vesting of restricted stock units	567,100	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	12,721	—	—	12,721
Transfer of Class B common stock to Class A common stock	5,894,073	6	(5,894,073)	(6)	—	—	—	—
Net loss	—	—	—	—	—	—	(7,117)	(7,117)

Balances at December 31, 2019	14,635,834	15	11,802,341	12	158,752	—	(107,009)	51,770
Contingent consideration to be settled in Class A common stock	—	—	—	—	1,335	—	—	1,335
Issuance of common stock upon exercise of stock options	776,914	1	—	—	4,906	—	—	4,907
Vesting of restricted stock units	998,478	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	24,179	—	—	24,179
Transfer of Class B common stock to Class A common stock	4,372,839	5	(4,372,839)	(5)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(11,202)	(11,202)

Balances at December 31, 2020	20,784,065	$21	7,429,502	$7	$189,172	$(7)	$(118,211)	$70,982

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,202)	$(7,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,350	2,186
Loss on disposal of property and equipment	—	98
Stock-based compensation expense	24,179	12,721
Change in fair value of contingent consideration	1,778	—
Provision for bad debt	105	478
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(13,970)	(15,232)
Prepaid expenses and other current assets	623	(5,609)
Operating lease right-of-use assets	2,076	—
Other assets	(554)	(1)
Accounts payable	9,301	6,837
Accrued expenses and other current liabilities	(3,968)	10,126
Operating lease liabilities	(2,233)	—
Deferred revenue	368	61
Other long-term liabilities	815	(135)

Net cash provided by operating activities	10,668	4,413

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(3,822)	(2,975)
Acquisition of business	(14,930)	—

Net cash used in investing activities	(18,752)	(2,975)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,907	2,982

Net cash provided by financing activities	4,907	2,982

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,184)	4,420
Cash, cash equivalents and restricted cash at beginning of period	46,304	41,884

Cash, cash equivalents and restricted cash at end of period	$43,120	$46,304

Supplemental disclosure of noncash investing and financing information:
Fair value of contingent consideration in connection with acquisition included in stockholders’ equity	$1,335	$—
Fair value of contingent consideration in connection with acquisition included in other long-term liabilities	$416	$—
Operating lease liabilities arising from obtaining right-of-use assets	$541	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$42,870	$46,054
Restricted cash (included in other assets)	250	250

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$43,120	$46,304

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $11.2 million and $7.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had an accumulated deficit of $118.2 million. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements, without considering borrowing availability of up to $25.0 million under the Company’s revolving line of credit.
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

All intercompany accounts and transactions have been eliminated in consolidation.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and collectability of accounts receivable, the expensing and capitalization of website and software development costs, goodwill
and acquired intangible assets, commissions receivable, the contingent consideration liability, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. Actual results may differ from those estimates or assumptions. Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 1, 2021, the date of issuance of these consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Restricted Cash
As of
both
December 31, 2020 and 2019, restricted cash consisted of $0.3 million deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. Restricted cash accounts are classified within other assets.
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
The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the years ended December 31, 2020 and 2019, one customer represented 22% and 21%, respectively, of total revenue. As of December 31, 2020, one customer accounted for 12% of the accounts receivable balance. As of December 31, 2019, two customers accounted for 14% each of the accounts receivable balance.
Accounts Receivable
The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off
against the reserve. The Company’s allowance for doubtful accounts was $0.1 million as of December 31, 2020. The Company had no allowance for doubtful accounts as of December 31, 2019
.
 During the year ended December 31, 2020, the Company wrote off less than $0.1 million of uncollectible accounts. During the year ended December 31, 2019, the Company wrote off $0.5 million of uncollectible accounts.
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

Company assesses impairment for uncollectible consideration when information
available indicates it is probable that an asset has been impaired. There were no impairments recorded during the year ended December 31, 2020.
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
Goodwill and Acquired Intangible Assets
The Company records goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. The Company’s estimates of fair value are based upon assumptions believed to be reasonable at that time but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations and comprehensive loss as operating expenses or income.
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
Valuation of Contingent Consideration
The Crosspointe acquisition provides for shares of Class A common stock to be issued to the former owners of Crosspointe upon achievement of certain revenue targets over three years. Shares of Class A common stock issuable upon achievement of the first two annual targets are for a fixed number of shares of Class A common stock and, as such the Company has recorded the fair value of these shares within stockholders’ equity based on the number of shares issuable and the fair market value of Class A common stock on the acquisition date. Achievement of the third annual target will result in the issuance of a variable number of shares of Class A common stock and, as such, the Company has recorded the fair value of these shares as a long-term liability. The Company estimated the fair value of the shares of Class A common stock issuable upon achievement of the three annual targets as of the acquisition date. The Company remeasures the fair value of the shares of Class A common stock issuable upon the estimated achievement levels of the third annual target at each subsequent reporting date until the liability is fully settled. The Company uses a Monte Carlo simulation model in its estimates. Significant assumptions and estimates utilized in the model include the forecasted revenue, revenue volatility and discount rate.
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
Leases
Prior to January 1, 2020, the Company accounted for leases under ASC 840,
 Leases
 (“ASC 840”). Effective January 1, 2020, the Company accounts for leases under ASC 842,
 Leases
 (“ASC 842”). Therefore, as of and for the year ended December 31, 2019, the Company’s financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such period. As of and for the year ended December 31, 2020 the Company’s consolidated financial statements are presented in accordance with ASC 842.
In accordance with ASC 842, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset
and lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The Company’s policy is to not record leases with an original term of twelve months or less on its consolidated balance sheets and recognizes those lease payments in the income statement on a straight-line basis over the lease term. The Company’s existing leases are for office space.
In addition to rent, the leases may require the Company to pay additional costs, such as utilities, maintenance and other operating costs, which are generally referred to as non-lease components.
The Company has elected to not separate lease
and non-lease components.
Only the fixed costs for lease components and their
associated non-lease components
are accounted for as a single lease component and recognized as part of a right-of-use asset
and
lease

liability. Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expense in the consolidated statements of operations and comprehensive loss.
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment, right-of-use
assets and intangible assets with finite lives. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future
cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2020 or 2019.
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
The Company’s cash equivalents of $15.8 million as of December 31, 2020, consisting of money market funds, are carried at fair value based on Level 1 inputs. The carrying values of the Company’s accounts receivable, commissions receivable and commissions payable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The Company’s contingent consideration included in other long-term liabilities is carried at fair value based on Level 3 inputs (see Note 3).
Segment Information
The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company operates an online marketplace for consumers shopping for auto, home and renters, life, health and commercial insurance quotes.
Significantly all of the Company’s tangible assets are held in the United States.
Revenue Recognition
The Company derives its revenue by selling consumer referrals to its insurance provider customers, including insurance carriers and agents. On January 1, 2019, the Company adopted the new revenue standard ASC 606, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. To determine revenue recognition for arrangements that the Company determines are within the scope of the revenue standard, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.
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
Total revenue is comprised of revenue from the following distribution channels:

	Year Ended December 31,
	2020	2019
Direct channels	92%	94%
Indirect channels	8%	6%

	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Year Ended December 31,
	2020	2019
Automotive	$283,236	$212,300
Other	63,699	36,511

Total Revenue	$346,935	$248,811

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At December 31, 2020 and 2019,
the Company had not capitalized any costs to obtain any of its contracts.
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.9 million and $1.5 million as of December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company recognized revenue of $1.1 million that was included in the contract liability balance (deferred revenue) at December 31, 2019. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.
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
Advertising Expense
Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests and promoting its marketplace to insurance carriers and agents. The Company expenses advertising
costs
as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive income (loss). During the years ended December 31, 2020 and 2019, advertising expense totaled $238.3 million and $175.5 million, respectively.
Stock-Based Compensation
The Company measures stock options with service-based vesting or performance-based vesting granted to employees, non-employees
and directors based on the fair value on the date of grant using the
Black-Scholes
option-pricing
model. The Company measures stock options with market-based vesting based on the fair value on the date of grant using a Monte Carlo simulation model. The Company measures restricted common stock units based on the fair value on the date of grant using the market value of the Company’s common stock. Compensation expense for employee awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company uses the straight-line
method to record the expense of employee awards with only
service-based
vesting conditions. The Company uses the
graded-vesting
method to record the expense of employee awards with both
service-based
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
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiary is the currency of the local country. Assets and liabilities of the Company’s foreign subsidiary is translated into U.S. dollars using the period-end
exchange rates, and income and expense items are translated into U.S. dollars using average exchange rates in effect during each period. The effects of these foreign currency translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders’ equity. The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Foreign currency transaction gains (losses) are included in the consolidated statements of operations and comprehensive loss as a component of other income (expense) and has not been significant.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss are foreign currency translation adjustments.
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
The Company has two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 8, the rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one
basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and share of Class B common stock are equivalent.

The Company excluded the following potential
common
shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2020	2019
Options to purchase common stock	2,188,919	2,827,868
Unvested restricted stock units	3,142,220	3,367,846

	5,331,139	6,195,714

The Company may also issue up to 97,922 shares of common stock to the former
owners of Crosspointe Insurance & Financial Services, LLC, upon the achievement of certain revenue targets (see Note 3). These shares were not included in the Company’s calculation of basic or diluted net income (loss) per common share or in the table above.
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition
of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step
process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision.
Recently Adopted Accounting Pronouncements
The Company adopted ASU
No. 2016-02,
Leases (Topic 842), effective January 1, 2020, using the modified retrospective method under ASU
No. 2018-11,
Leases
(Topic 842): Targeted Improvements. Since
the
C
omp
any
 ceased to be an emerging growth company as of December 31, 2020, the
C
ompan
y
 adopted the standard during the fourth quarter of 2020 effective as of January 1, 2020.

The modified retrospective transition method allows entities to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented. The Company’s reporting for comparative periods is presented in accordance with ASC 840. Adoption of the new standard resulted in the recording of right-of-use
(“ROU”) assets and lease liabilities of $9.7 million and $10.9 million, respectively. The adoption of the standard did not have a material impact on the Company’s results of operations or cash flows. The Company elected to use the transition package of three practical expedients, which among other things, allowed the Company to carry forward the historical lease classification. The Company has elected, under
AS
C
842, the further practical expedient not to separate
non-lease
components from the lease components to which they relate and instead to combine them and account for them as a single lease component. The Company also elected the accounting policy election to keep leases with a term of twelve months or less off the balance sheet and to recognize payments for those leases on a straight-line basis over the lease term. The underlying assets of the Company’s leases as of the adoption date consisted of office space.
The Company adopted ASU No.
2016-13,
 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
 (ASU
2016-13)
for the year ended December 31, 2020. This standard requires entities to estimate an expected lifetime credit loss on financial assets and report credit losses using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. The adoption of this standard did not have a material impact on the consolidated financial statements and related disclosures.
The Company adopted ASU
No. 2018-15,
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing
Arrangement That Is a Service Contract (Subtopic 350-40)
for the year ended
December 31, 2020. The objective of the standard is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software. The adoption of this standard did not have a material impact on the consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12,
Income
Taxes - Simplifying the Accounting for Income Taxes (Topic 740)
. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. The amendments in
 this update
are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.
3. Acquisition
On September 1, 2020, the Company completed the acquisition of Crosspointe Insurance & Financial Services, LLC (“Crosspointe”), a health insurance agency headquartered in Evansville, Indiana. Crosspointe is a sales and decision support contact center that connects consumers to high quality health insurance in a customer-centric
environment and serves the individual and family health, Medicare, and ancillary health product markets. This acquisition enables the Company to accelerate and expand its opportunity in the health insurance market, by providing insurance shoppers with a broader range of health insurance products through access to a greater number of carrier partners, and an improved and more personalized customer buying experience.
The Crosspointe acquisition was accounted for as a purchase of a business under ASC Topic 805,
Business Combinations
. Under the acquisition method of accounting, the assets and liabilities of Crosspointe were recorded as of the acquisition date, at their respective fair values. The purchase consideration of $16.7 million reflected a cash payment of $14.9 million and contingent consideration of
 $1.8
million representing the fair value of Class A common stock issuable to the former owners of Crosspointe upon achievement of certain revenue targets over three years.
The former owners of
Crosspointe
are eligible to receive up to 97,922
shares of Class A common stock upon achievement of certain revenue targets. These revenue targets are measured in annual intervals. Shares of Class A common stock issuable upon achievement of the first two annual targets are for a fixed number of shares of Class A common stock and
,
as such, the Company has recorded the fair value of these shares within stockholders’ equity based on the number of shares issuable and the fair market value of Class A common stock on the acquisition date. Achievement of the third annual target will result in the issuance of a variable number of shares of Class A common stock and
,
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
The Company estimated the fair value of the shares of Class A common stock issuable upon achievement of the three annual targets as of the acquisition date. The Company remeasures the fair value of the shares of Class A common stock issuable upon the estimated achievement levels of the third annual target at each subsequent reporting date until the liability is fully settled. The Company uses a Monte Carlo simulation model in its estimates. Significant assumptions and estimates utilized in the model include the forecasted revenue, revenue volatility and discount rate. As of September 1, 2020, the acquisition date, the estimated fair value of the contingent consideration included in other long-term liabilities was
$0.4
million. The Company recognizes changes in the fair value of the liability in earnings until the liability is fully settled. As of December 31, 2020, the Company estimated the fair value of the contingent consideration included in other long-term liabilities to be
$2.2 million, and as a result recorded a $1.8 million charge to acquisition-related costs for the increase in fair value subsequent to the acquisition date.
The following tables summarize the preliminary purchase price for Crosspointe and the preliminary allocation of the purchase price (in thousands):

Cash paid	$14,930
Fair value of contingent consideration to be settled in stock	1,751

Total purchase price consideration	$16,681

Assets acquired and liabilities assumed:
Commission receivable (current and long-term)	$3,460
Customer relationships	3,600
Other identifiable intangible assets	270
Operating lease right-of-use assets	1,469
Goodwill	9,794

Total assets acquired	18,593
Accounts payable and accrued expenses (current and long-term)	(443)
Operating lease liabilities	(1,469)

Total allocation of purchase price consideration	$16,681

Customer relationships were valued using the income approach.

Significant assumptions and estimates utilized in the model include the customer attrition rate and discount rate.
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
The Company incurred costs of $0.5 million for third-party professional services utilized for the acquisition, which were expensed as incurred within acquisition-related costs on the Company’s consolidated statements of operations and comprehensive loss. The operating results of the acquired entity have been included in the consolidated financial statements beginning on the acquisition date but have not been disclosed as the Company does not account for the results of the acquired entity separate from its own results. Pro forma results of operations for the acquisition have not been presented as they are not material
to the Company’s consolidated results of operations.
4. Goodwill and Acquired Intangible Assets
The carrying amount of goodwill was $9.8 million as of December 31, 2020 related to goodwill from the Company’s acquisition of Crosspointe. Goodwill is not amortized, but instead is
reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. To date, the Company has had no impairments to goodwill.
Acquired intangible assets consisted of the following (in thousands):

		December 31, 2020
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	5	$3,600	$(464)	$3,136
Other identifiable intangible assets	3.7	270	(40)	230

		$3,870	$(504)	$3,366

Future amortization expense of the intangible assets as of December 31, 2020, is expected to be as follows (in thousands):

Year Ending December 31,
2021	$1,182
2022	826
2023	609
2024	440
2025	309

$3,366

5. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Computer equipment	$2,183	$1,940
Software	11,113	8,829
Furniture and fixtures	1,127	1,032
Leasehold improvements	921	850

	15,344	12,651
Less: Accumulated depreciation and amortization	(9,171)	(7,454)

	$6,173	$5,197

Depreciation and amortization expense was $2.8 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively. The Company capitalized costs associated with the development of internal use software of $3.0 million and $2.7 million included in the Software line item above and recorded related amortization expense of $2.2 million and $1.4 million (included in depreciation and amortization expense) during the years ended December 31, 2020 and 2019, respectively. The remaining net book value of capitalized software costs was $4.8 million and $4.0 million as of December 31, 2020 and 2019, respectively.

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued employee compensation and benefits	$4,105	$2,388
Accrued advertising expenses	2,596	4,119
Accrued legal settlement	—	4,750
Other current liabilities	2,720	1,968

	$9,421	$13,225

7. Loan and Security Agreement
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
(0.5%) above the greater of 4.25% or the prime rate. The 2018 Loan Modification was amended during the three months ended March 31, 2020 to extend the availability of the line of credit to May 2020. The 2018 Loan Modification was amended and restated in August 2020 (the “2020 Loan Agreement”) to increase the available line of credit to $25.0 million, extend the maturity date to August 2022 and amend the interest rate. Pursuant to the 2020 Loan Agreement, borrowings under the revolving line of credit cannot exceed 80% of eligible accounts receivable balances and bear interest at the greater of 3.25% or the prime rate. Borrowings are collateralized by substantially all of the Company’s assets and property. As of December 31, 2020, the Company had available borrowings of $25.0 million under the 2020 Loan Agreement.
Under the 2020 Loan Agreement, the Company is subject to specified affirmative and negative covenants until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions.

As of December 31, 2020, the Company was in compliance with these covenants.
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
As of December 31, 2020, the Company had no amounts outstanding on the revolving line of credit.
8. Equity
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
9. Stock-Based Compensation
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
The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock
options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2020, 1,026,673 shares remain available for future grants under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,410,678 shares effective as of January 1, 2021 in accordance with the provisions of the 2018 Plan described above.
Options and restricted stock units granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire no longer than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices.
Stock Option Valuation
During the year ended December 31, 2020, the Company granted 531,108 options with service-based, market-based and performance-based vesting conditions. The fair value of these grants is estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market condition.

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
The Company did not grant stock options in the year ended December 31, 2019.
Stock Option Activity
The following table summarizes the Company’s option activity since December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,827,868	$7.17	6.5	$76,850
Granted	531,108	45.17
Exercised	(776,914)	6.32
Forfeited	(393,143)	33.26

Outstanding as of December 31, 2020	2,188,919	$12.01	5.72	$57,538

Vested and expected to vest as of December 31, 2020	2,121,884	$12.12	5.71	$55,616

Options exercisable as of December 31, 2020	1,370,762	$6.94	4.84	$41,689

As of December 31, 2020, outstanding options of 1,032,613 were for the purchase of Class A common stock and outstanding options of 1,156,306 were for the purchase of either Class A common stock or Class B common stock.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.
The aggregate intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $26.6 million and $8.8 million, respectively.
Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) with service-based vesting conditions and with both service-based and performance-based vesting conditions. RSUs with service-based and both service-based and performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares.

The following table summarizes the Company’s RSU activity since December 31, 2019:

	Number of Shares	Weighted Average Grant- Date Fair Value
Unvested balance December 31, 2019	3,367,846	$14.84
Granted	1,331,417	42.35
Vested	(998,478)	16.30
Forfeited	(558,565)	19.02

Unvested balance December 31, 2020	3,142,220	$25.29

As of December 31, 2020, the Company had outstanding 270,131 unvested RSUs with performance-based vesting conditions for which achievement of the performance condition has not been deemed probable.
Stock-Based Compensation
The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2020	2019
Cost of revenue	$361	$193
Sales and marketing	10,246	3,805
Research and development	7,751	3,967
General and administrative	5,821	4,756

	$24,179	$12,721

Stock-based compensation expense for the year ended December 31, 2020 included a total of $2.0 million related to unvested RSUs and option awards with performance-based vesting conditions, including options with performance- and market-based vesting conditions, for which the performance-based condition has not yet been achieved but has been deemed probable of being achieved. As of December 31, 2020, unrecognized compensation expense for RSUs and option awards with service-based vesting conditions and RSUs and option awards with performance-based vesting conditions either achieved or deemed probable of being achieved was $50.1 million, which is expected to be recognized over a weighted average period of 3.6 years. Additionally, the Company had unrecognized compensation expense of $5.8 million related to unvested awards with performance-based vesting conditions, which have not been deemed probable.

10. Income Taxes
The Company had no income tax expense for the years ended December 31, 20
20
 or 20
19
. The
Company’s
foreign
operations

have not been significant
 and therefore,

the Company
has not provided for any foreign taxes. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	4.2	5.5
Federal and state research and development tax credits	12.4	19.4
Nondeductible items	(0.7)	(1.6)
Stock-based compensation	97.2	13.3
Other	2.2	(0.9)
Change in valuation allowance	(136.3)	(56.7)

Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$19,197	$8,165
Research and development tax credit carryforwards	6,470	5,040
Accrued expenses and other current liabilities	566	671
Intangible assets	1,598	33
Property and equipment	220	215
Stock-based compensation	3,092	1,463
Operating lease liability	2,829	—
Other	221	725

Total deferred tax assets	34,193	16,312
Valuation allowance	(30,558)	(15,292)

Net deferred tax assets	3,635	1,020

Deferred tax liabilities:
Capitalized software development costs	(1,088)	(1,020)
Operating lease right-of-use assets	(2,547)	—

Deferred tax liabilities	(3,635)	(1,020)

Net deferred tax assets and liabilities	$—	$—

As of December 31, 2020, the Company had federal net operating loss carryforwards of $72.9 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $63.9 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2020, the Company had state net operating loss carryforwards of $60.7 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2020, the Company also had federal and state research and development tax credit carryforwards of $4.5 million and $2.4 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively.

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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised primarily of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2020 and 2019. The Company reevaluates the positive and negative evidence at each reporting period.
The change in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 related primarily to an increase in net operating loss carryforwards and research, development tax credit carryforwards and stock-based compensation expense. The changes in the valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Valuation allowance as of beginning of year	$15,292	$11,257
Increases recorded to tax provision	15,266	4,035

Valuation allowance as of end of year	$30,558	$15,292

The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not
threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. No reserve for uncertain tax positions or related interest and penalties has been recorded at December 31, 2020 and 2019.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2017 to the present, however, carryforward attributes that were generated prior to January 1, 2017 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.
11. Leases
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
As of December 31, 2020 and 2019, the Company maintained security deposits of $0.5 million and $0.4 million, respectively, with the landlords of its leases, which amounts are included in other assets on the Company’s consolidated balance sheet.
The components of lease cost under ASC 842 were as follows (in thousands):

Year Ended December 31, 2020
Operating lease cost	$2,590
Short-term lease cost	—
Variable lease cost	387

$2,977

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

Year Ended
December 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,747
Operating lease liabilities arising from obtaining right-of-use assets	$541
The weighted-average remaining lease term and discount rate were as follows:

December 31, 2020
Weighted-average remaining lease term - operating leases (in years)	4.44
Weighted-average discount rate - operating leases	4.67%
Because the interest rate implicit in the lease was not readily determinable, the Company’s incremental borrowing rate was used to calculate the present value of the leases. In determining its incremental borrowing rate, the Company considered its credit quality and assessed interest rates available in the market for similar borrowings, adjusted for the impact of collateral over the term of the lease.
Future annual lease payments under the Company’s leases as of December 31, 2020 were as follows (in thousands):

Year Ending December 31,
2021	$3,025
2022	2,872
2023	2,785
2024	2,099
2025	177
Thereafter	826

Total future minimum lease payments	11,784
Less: imputed interest	(1,098)

Total operating lease liabilities	$10,686

The following table presents lease assets and liabilities and their classification on the consolidated balance sheet (in thousands):

Included in the balance sheet (in thousands):	December 31, 2020
Current operating lease liabilities	$2,593
Operating lease liabilities, net of current portion	8,093

Total operating lease liabilities	$10,686

Disclosures under ASC 840
The following table summarizes the future minimum lease payments due under the Company’s operating leases as of December 31, 2019 (in thousands), presented in accordance with ASC 840, the relevant accounting standard at that time:

Year Ending December 31,
2020	$2,573
2021	2,659
2022	2,502
2023	2,534
2024	1,922
Thereafter	—

$12,190

12. Commitments and Contingencies
Leases
The Company’s commitments under its leases are described in Note 11.
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
Through December 31, 2020 and 2019, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 and 2019, respectively.
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
On April 29, 2020, EverQuote was named as a defendant in a putative, statewide (Colorado) class action lawsuit filed in U.S. District Court for the District of Colorado captioned Scott M. Runyon v EverQuote, Inc. The complaint alleged that the Company violated the Telephone Consumer Protection Act by making unsolicited marketing calls to his cellphone and those of other Colorado residents using an automatic telephone dialing system without prior express consent. Plaintiff sought, among other forms of relief, statutory damages of
$
500
 to $
1,500
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
October 2020 the case was resolved on an individual basis for an immaterial amount, with EverQuote denying any wrongdoing, and was dismissed pursuant to settlement in November 2020.
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
13. Retirement Plan
The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and
allows
participants to defer a portion of their annual compensation on a pre-tax
basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.7 million and $0.5 million during the years ended December 31, 2020 and 2019, respectively.
14. Related Party Transactions
The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals and to a lesser extent a small amount of office space. During the years ended December 31, 2020 and 2019, the Company recorded expense of $3.1 million and $5.2 million, respectively, related to these arrangements. During the years ended December 31, 2020 and 2019, the Company paid $3.1 million and $5.7 million, respectively, related to these arrangements. As of December 31, 2020 and 2019, amounts due to related-party affiliates totaled $0.5 million and $0.6 million, respectively, which were included in accounts payable and accrued expenses on the balance sheets.

15.	Selected Quarterly Financial Data (Unaudited)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands except per share data):

	Three Months Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Statements of Operations Data:
Revenue	$97,292	$89,977	$78,302	$81,364	$73,799	$67,112	$55,667	$52,233
Cost of revenue	5,683	5,378	4,977	5,335	4,681	4,052	3,504	3,666
Loss from operations	(3,784)	(3,289)	(2,956)	(1,653)	(1,155)	(82)	(2,246)	(4,566)
Net income (loss)	(3,768)	(3,184)	(2,808)	(1,442)	(934)	173	(1,974)	(4,382)
Basic and diluted net income (loss) per share available (attributable) to common stockholders:	$(0.13)	$(0.12)	$(0.10)	$(0.05)	$(0.04)	$0.01	$(0.08)	$(0.17)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria described in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)
.
 Based on this assessment, our management has concluded that as of December 31, 2020, our internal control over financial reporting is effective, based on the specified criteria.
As permitted by the U.S. Securities and Exchange Commission staff guidance, we have excluded Crosspointe Insurance & Financial Services, LLC (“Crosspointe”) from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, because it was acquired in a purchase business combination during 2020. The total assets and revenue of Crosspointe, a wholly-owned subsidiary, represent 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1.
Financial Statements
For a list of the financial statements included herein, see Index to Consolidated Financial Statements in this Annual Report on Form
10-K,
incorporated into this Item by reference.

2.	Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

3.	Exhibits
See the Exhibit Index in Item 15(b) below.

(b)	Exhibit Index.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 2, 2018)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 2, 2018)
4.1	Specimen stock certificate evidencing shares of Class A common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)
4.2	Description of Securities of the Registrant
9.1	Voting Agreement, dated February 8, 2018, by and among certain stockholders of the Registrant (incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.1	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2016, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.2#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.3#	Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.4#	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.5#	Form of Non-Qualified Stock Option Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.6#	Form of Restricted Stock Unit Issuance Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

Exhibit Number	Description
10.7#	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 27, 2018)
10.8#	Form of Stock Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)
10.9#	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)
10.10	Lease, dated as of July 24, 2013, as amended by the First, Second, Third, Fourth, Fifth and Sixth Amendments thereto, by and between BMR-Broadway LLC and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.11	Amended and Restated Loan and Security Agreement, dated August 7, 2020, by and between Western Alliance Bank and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on November 6, 2020)
10.12#	Offer Letter, dated as of August 27, 2010, by and between the Registrant and Seth Birnbaum (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.13#	Offer Letter, dated as of July 31, 2017, by and between the Registrant and Jayme Mendal (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.14#	Employment Agreement, dated March 17, 2014, by and between the Registrant and John Wagner (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-38549) filed with the SEC on March 13, 2020)
10.15	Seventh Amendment to Lease, dated as of September 26, 2018, by and between the Registrant and BMR-Broadway LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on October 1, 2018)
10.16#	Form of Performance-Based Stock Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on May 8, 2020)
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of Stax Inc.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Description

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensation plan.

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

EVERQUOTE, INC.

March 1, 2021	By:	/s/ Jayme Mendal
Jayme Mendal
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jayme Mendal Jayme Mendal	Chief Executive Officer and President and Director (Principal Executive Officer)	March 1, 2021

/s/ John Wagner John Wagner	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2021

/s/ David Blundin David Blundin	Chairman of the Board of Directors	March 1, 2021

/s/ Darryl Auguste Darryl Auguste	Director	March 1, 2021

/s/ Sanju Bansal Sanju Bansal	Director	March 1, 2021

/s/ Paul Deninger Paul Deninger	Director	March 1, 2021

/s/ John Lunny John Lunny	Director	March 1, 2021

/s/ George Neble George Neble	Director	March 1, 2021

/s/ John Shields John Shields	Director	March 1, 2021

/s/ Mira Wilczek Mira Wilczek	Director	March 1, 2021