Form 10-Q
period 2021-03-31
EverQuote, Inc.
filed 2021-05-06
CIK 1640428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes   ☐    No   ☒
As of March 31, 2021, the registrant had 22,351,517 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 6,407,678 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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
Summary of Risk Factors
In addition to the other information in this Quarterly Report on
Form 10-Q,
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
EVERQUOTE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$46,886	$42,870
Accounts receivable, net	49,067	46,079
Prepaid expenses and other current assets	8,280	8,452

Total current assets	104,233	97,401
Property and equipment, net	6,080	6,173
Goodwill	9,969	9,794
Acquired intangible assets, net	3,063	3,366
Operating lease right-of-use assets	9,070	9,621
Other assets	3,254	2,695

Total assets	$135,669	$129,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,263	$32,964
Accrued expenses and other current liabilities	12,232	9,421
Deferred revenue	1,812	1,869
Operating lease liabilities	2,819	2,593

Total current liabilities	49,126	46,847
Operating lease liabilities, net of current portion	7,470	8,093
Other long-term liabilities	3,085	3,128

Total liabilities	59,681	58,068

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 22,351,517 shares and 20,784,065 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	22	21
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 6,407,678 shares and 7,429,502 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	6	7
Additional paid-in capital	197,964	189,172
Accumulated other comprehensive income (loss)	8	(7)
Accumulated deficit	(122,012)	(118,211)
Total stockholders’ equity	75,988	70,982

Total liabilities and stockholders’ equity	$135,669	$129,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$103,822	$81,364

Cost and operating expenses:
Cost of revenue	5,953	5,335
Sales and marketing	87,569	66,504
Research and development	8,573	6,459
General and administrative	5,596	4,719
Acquisition-related	(79)	—

Total cost and operating expenses	107,612	83,017
Loss from operations	(3,790)	(1,653)
Other income (expense):
Interest income	14	111
Other income (expense), net	(25)	100

Total other income (expense), net	(11)	211

Net loss	$(3,801)	$(1,442)

Net loss per share, basic and diluted	$(0.13)	$(0.05)

Weighted average common shares outstanding, basic and diluted	28,431	26,640

Comprehensive loss:
Net loss	$(3,801)	$(1,442)
Other comprehensive income (loss):
Foreign currency translation adjustment	15	—

Comprehensive loss	$(3,786)	$(1,442)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2020	20,784,065	$21	7,429,502	$7	$189,172	$(7)	$(118,211)	$70,982
Issuance of common stock upon exercise of stock options	213,317	—	—	—	1,272	—	—	1,272
Vesting of restricted stock units	332,311	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,520	—	—	7,520
Transfer of Class B common stock to Class A common stock	1,021,824	1	(1,021,824)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(3,801)	(3,801)

Balances at March 31, 2021	22,351,517	$22	6,407,678	$6	$197,964	$8	$(122,012)	$75,988

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2019	14,635,834	$15	11,802,341	$12	$158,752	$—	$(107,009)	$51,770
Issuance of common stock upon exercise of stock options	214,179	—	—	—	1,364	—	—	1,364
Vesting of restricted stock units	329,897	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,540	—	—	4,540
Transfer of Class B common stock to Class A common stock	1,388,536	2	(1,388,536)	(2)	—	—	—	—
Net loss	—	—	—	—	—	—	(1,442)	(1,442)

Balances at March 31, 2020	16,568,446	$17	10,413,805	$10	$164,656	$—	$(108,451)	$56,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,801)	$(1,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,174	849
Stock-based compensation expense	7,520	4,540
Change in fair value of contingent consideration	(79)	—
Provision for (recovery of) bad debt	(46)	21
Unrealized foreign currency transaction (gains) losses	15	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(2,942)	(3,462)
Prepaid expenses and other current assets	172	(94)
Operating lease right-of-use assets	791	—
Other assets	(733)	(4)
Accounts payable	(702)	3,983
Accrued expenses and other current liabilities	2,810	(489)
Operating lease liabilities	(638)	—
Deferred revenue	(57)	76
Other long-term liabilities	36	(51)

Net cash provided by operating activities	3,520	3,927

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(777)	(885)

Net cash used in investing activities	(777)	(885)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,272	1,364

Net cash provided by financing activities	1,272	1,364

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	—

Net increase in cash, cash equivalents and restricted cash	4,016	4,406
Cash, cash equivalents and restricted cash at beginning of period	43,120	46,304

Cash, cash equivalents and restricted cash at end of period	$47,136	$50,710

Supplemental disclosure of noncash investing and financing information:
Operating lease liabilities arising from obtaining right-of-use assets	$240	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$46,886	$50,460
Restricted cash (included in other assets)	250	250

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$47,136	$50,710

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
which the World Health Organization declared a pandemic in March 2020. The
COVID-19
pandemic has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place
orders, and business limitations and shutdowns. Work-from-home and other measures have introduced additional operational risks, including cybersecurity risks, and may adversely affect the way the Company and its customers and insurance providers conduct business. The extent to which the
COVID-19 pandemic
impacts the Company’s workforce, business, financial condition, results of operations and the Company’s use of estimates in preparation of its condensed consolidated financial statements will depend on future developments, which are highly uncertain and cannot be predicted at this time.
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $3.8 million for the three months ended March 31, 2021 and $11.2 million for the year ended December 31, 2020. As of March 31, 2021, the Company had an accumulated deficit of $122.0 million. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements, without considering borrowing availability of up to $25.0 million under the Company’s revolving line of credit.
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
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The condensed balance sheet at December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K for
the year ended December 31, 2020 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2021 and results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020 have been made. The Company’s results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021 or any other period.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and collectability of accounts receivable, the expensing and capitalization of website and software development costs, goodwill and acquired intangible assets, commissions receivable, the contingent consideration liability, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. Actual results may differ from those estimates or assumptions. Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 6, 2021, the date of issuance of these condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the three months ended March 31, 2021, one customer represented 20% of total revenue. For the three months ended March 31, 2020, one customer represented 24% of total revenue. As of March 31, 2021, one customer accounted for 17% of the accounts receivable balance. As of December 31, 2020, one customer accounted for 12% of the accounts receivable balance.
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

The Company’s cash equivalents of $46.9 million as of March 31, 2021, consisting of money market funds, are carried at fair value based on Level 1 inputs. The carrying values of the Company’s accounts receivable, commissions receivable and commissions payable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The Company’s contingent consideration included in other long-term liabilities is carried at fair value based on Level 3 inputs (see Note 3).
Accounts Receivable
The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. As of March 31, 2021, the Company’s allowance for doubtful account was less than
$
0.1
million. As of December 31, 2020, the Company’s allowance for doubtful account was
 $0.1 million.

Commissions Receivable
Commissions receivable are contract assets that represent estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. The current portion of commissions receivable (included within prepaid expenses and other current assets) are estimated commissions expected to be received within one year, while the non-current portion
of commissions receivable (included within other assets
(non-current))
are expected to be received beyond one year. The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three months ended March 31, 2021 and 2020.
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
Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2021	2020
Direct channels	90%	93%
Indirect channels	10%	7%

	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended March 31,
	2021	2020

Automotive	$84,481	$67,641
Other	19,341	13,723

Total Revenue	$103,822	$81,364

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At March 31, 2021, the Company had not capitalized any costs to obtain its contracts
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.8 million and $1.9 million as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company recognized revenue of $1.2 million that was included in the contract liability balance (deferred revenue) at December 31, 2020. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.
Advertising Expense
Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. During the three months ended March 31, 2021 and 2020, advertising expense totaled
 $72.4 million and $57.5 million, respectively.
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
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2021	2020
Options to purchase common stock	1,965,185	3,120,480
Unvested restricted stock units	2,842,867	3,585,469

	4,808,052	6,705,949

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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company adopted this guidance on a prospective basis as of January 1, 2021 and the adoption had no impact on the Company’s financial position, results of operations or cash flows.

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
. Under the acquisition method of accounting, the assets and liabilities of Crosspointe were recorded as of the acquisition date, at their respective fair values. The purchase consideration of $16.7 million reflected a cash payment of $14.9 million and contingent consideration of $1.8 million representing the fair value of Class A common stock issuable to the former owners of Crosspointe upon achievement of certain revenue targets over three years. The former owners of Crosspointe are eligible to receive up to 97,922 shares of Class A common stock upon achievement of certain revenue targets. These revenue targets are measured in annual intervals. Shares of Class A common stock issuable upon achievement of the first two annual targets are for a fixed number of shares of Class A common stock and, as such, the Company has recorded the fair value of these shares within stockholders’ equity based on the number of shares issuable and the fair market value of Class A common stock on the acquisition date. Achievement of the third annual target will result in the issuance of a variable number of shares of Class A common stock and, as such, the Company has recorded the fair value of these shares as a long-term liability. The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price to the assets and liabilities assumed based on fair value as of the date of the acquisition. The Company’s preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition is subject to change upon finalizing its valuation analysis. The final determination may result in changes in the fair value of certain assets and liabilities as compared to these preliminary estimates, which is expected to be finalized in the first half of 2021. During the three months ended March 31, 2021, the Company recorded an adjustment to goodwill of $0.2 million, representing an adjustment to its estimate of the fair value of commission
s
receivable as of the acquisition date.
The Company estimated the fair value of the shares of Class A common stock issuable upon achievement of the three annual targets as of the acquisition date. The Company remeasures the fair value of the shares of Class A common stock issuable upon the estimated achievement levels of the third annual target at each subsequent reporting date until the liability is fully settled. The Company uses a Monte Carlo simulation model in its estimates. Significant assumptions and estimates utilized in the model include the forecasted revenue, revenue volatility and discount rate. As of September 1, 2020, the acquisition date, the estimated fair value of the contingent consideration included in other long-term liabilities was $0.4 million. The Company recognizes changes in the fair value of the liability in earnings until the liability is fully settled. As of December 31, 2020, the Company estimated the fair value of the contingent consideration included in other long-term liabilities to be $2.2 million. As of March 31, 2021, the Company estimated the fair value of the contingent consideration included in other long-term liabilities to be $2.1 million, and as a result recorded the decrease in the liability of $ 0.1 million to acquisition-related costs for the three months ended March 31, 2021.
The following tables summarize the preliminary purchase price for Crosspointe and the preliminary allocation of the purchase price (in thousands):

Cash paid	$14,930
Fair value of contingent consideration to be settled in stock	1,751

Total purchase price consideration	$16,681

Assets Acquired and Liabilities Assumed:
Commission s receivable (current and long-term)	$3,285
Customer Relationships	3,600
Other identifiable intangible assets	270
Operating lease right-of-use assets	1,469
Goodwill	9,969

Total assets acquired	18,593
Accounts payable and accrued expenses (current and long-term)	(443)
Operating lease liabilities	(1,469)

Total allocation of purchase price consideration	$16,681

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
The Company incurred costs of $
0.5
 million for third-party professional services utilized for the acquisition, which were expensed as incurred within acquisition-related costs on the Company’s consolidated statements of operations and comprehensive loss in 2020. The operating results of the acquired entity have been included in the consolidated financial statements beginning on the acquisition date but have not been disclosed as the Company does not account for the results of the acquired entity separate from its own results. Pro forma results of operations for the acquisition have not been presented as they are not material to the Company’s consolidated results of operations.
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
Acquired intangible assets consisted of the following (in thousands):

		March 31, 2021
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)

Customer relationships	5	$3,600	$(735)	$2,865
Other identifiable intangible assets	3.7	270	(72)	198

		$3,870	$(807)	$3,063

		December 31, 2020
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	5	$3,600	$(464)	$3,136
Other identifiable intangible assets	3.7	270	(40)	230

		$3,870	$(504)	$3,366

Future amortization expense of the intangible assets as of March 31, 2021, is expected to be as follows (in thousands):

Year Ending December 31,

2021 (Remaining nine months)	$879
2022	826
2023	609
2024	440
2025	309

$3,063

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020

Accrued employee compensation and benefits	$2,543	$4,105
Accrued advertising expenses	6,381	2,596
Other current liabilities	3,308	2,720

	$12,232	$9,421

6. Loan and Security Agreement
As of March 31, 2021, the Company had available borrowings of $25.0 million under its amended Loan and Security Agreement (the “2020 Loan Agreement”). Pursuant to the 2020 Loan Agreement, borrowings under the revolving line of credit cannot exceed 80% of eligible accounts receivable balances, bear interest at the greater of 3.25% or the prime rate and mature in August 2022. Borrowings are collateralized by substantially all of the Company’s assets and property.
Under the 2020 Loan Agreement, the Company is subject to specified affirmative and negative covenants until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions. In addition, the Company is required to maintain a financial performance covenant: a minimum asset coverage ratio of 1.5 to 1, calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. As of March 31, 2021, the Company was in compliance with these covenants. Events which would meet the criteria of a default under the 2020 Loan Agreement include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company.
As of March 31, 2021, the Company had no amounts outstanding on the revolving line of credit.
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
The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock
options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares of Class A common stock (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,410,678 shares effective as of January 1, 2021 in accordance with the provisions of the 2018 Plan described above. As of March 31, 2021, 2,414,810 shares remain available for future grants under the 2018 Plan.
Options and restricted stock units granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire no longer than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices.
Award Issuances
During the three months ended March 31, 2021, the Company granted 260,933 service-based RSUs with an aggregate grant date fair value of $12.3 million.
During the three months ended March 31, 2021, the Company granted 26,788 service- and performance-based RSUs with an aggregate grant date fair value of $1.3 million.
Stock-Based Compensation
The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$91	$54
Sales and marketing	3,391	1,695
Research and development	2,327	1,276
General and administrative	1,711	1,515

	$7,520	$4,540

Stock-based compensation expense for the three months ended March 31, 2021 included a total of
 $0.6 million related to unvested RSUs and option awards with performance-based vesting conditions, including options with performance- and market-based vesting conditions, for which the performance-based condition has not yet been achieved but has been deemed probable of being achieved.
As of March 31, 2021, unrecognized compensation expense for RSUs and option awards with service-based vesting conditions and RSUs and option awards with performance-based vesting conditions either achieved or deemed probable of being achieved was $52.4 million, which is expected to be recognized over a weighted average period of 3.4 years. Additionally, the Company had unrecognized compensation expense of $4.1 million related to unvested awards with performance-based vesting conditions, which have not been deemed probable.
9. Commitments and Contingencies
Leases
The Company leases office space under various
non-cancelable
operating leases. There have been no material changes to the Company’s leases during the three months ended March 31, 2021. For additional information, please read Note 11,
 Leases,
 to the consolidated financial statements in the Company’s Form
10-K
for the year ended December 31, 2020.
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

Through March 31, 2021 and December 31, 2020, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2021 and December 31, 2020.
Legal Proceedings and Other Contingencies
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
10.

Retirement Plan
The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax
basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.2 million during each of the three months ended March 31, 2021 and 2020.
11. Related Party

Transactions
The Company has, in the ordinary course

of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended March 31, 2021 and 2020, the Company recorded expense of $1.0 million and $0.9 million, respectively, related to these arrangements. During the three months ended March 31, 2021 and 2020, the Company paid $0.8 million and $1.0 million, respectively, related to these arrangements. As of March 31, 2021, and December 31, 2020, amounts due to related-party affiliates totaled $0.7 million and $0.5 million, respectively, which were included in accounts payable on the balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form
10-Q
and our financial statements and the related notes and other financial information included in our Annual Report on Form
10-K
for the year ended December 31, 2020, on file with the Securities and Exchange Commission. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form
10-Q,
particularly in the section titled “Risk Factors.”
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
Since 2011, our core mission has been to make finding insurance easy and more personal, saving consumers and insurance providers time and money. We are working to build the largest and most trusted online insurance marketplace in the world. In pursuing this goal, we have consistently innovated through our disruptive data driven approach. Highlights of our history of innovation include:

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
In the three months ended March 31, 2021 and 2020, our total revenue was $103.8 million and $81.4 million, respectively, representing year-over-year growth of 28%. We had net losses of $3.8 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively, and had $4.8 million and $3.8 million in adjusted EBITDA for the three months ended March 31, 2021 and 2020, respectively. See the section titled “—Non-GAAP Financial
Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

COVID-19
In March 2020, the World Health Organization declared the outbreak of
COVID-19
a pandemic. The
COVID-19
pandemic has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place
orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that
COVID-19
will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day
operations and could disrupt our business and operations, as well as that of our customers and consumer traffic to our marketplace for an indefinite period of time. For example, we believe that immediately after shelter-in-place
orders went into effect consumers performed less searches for insurance online. To support the health and well-being of our employees, customers, partners and communities, a majority of our employees continue to work remotely as of May 6, 2021. While such disruptions have not had a material adverse impact on our financial results through March 31, 2021, such disruptions may impact consumer insurance shopping behavior. We continue to monitor and are managing our operations for the ongoing impact of
COVID-19.
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
Revenue per quote request
We seek to increase our revenue per quote request by attaining higher insurance provider bids and by increasing the number of referrals per quote request. Insurance provider bids are influenced by competition in our marketplace auctions, the performance of our consumer referrals for insurance providers relative to other consumer acquisition channels, as well as by market conditions, insurance provider budgets and insurance providers’ new customer acquisition targets. Increases in revenue per quote request allow us to increase advertising and consumer traffic to our marketplace while maintaining or increasing variable marketing margin.
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

Quote Requests
Quote requests are consumer-initiated requests for an insurance quote that result from a website form, telephones calls with a consumer, or other interactions we have with consumers through third-party websites that result in a revenue generating transaction.
Variable Marketing Margin
We define variable marketing margin, or VMM, as revenue, as reported in our consolidated statements of operations and comprehensive loss, less advertising costs (a component of sales and marketing expense, as reported in our statements of operations and comprehensive loss). We use VMM to measure the efficiency of individual advertising and consumer acquisition sources and to make trade-off decisions to
manage our return on advertising. We do not use VMM as a measure of profitability.
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
We recognize revenue from consumer referrals at the time of delivery. Our revenue is comprised of consumer referral fees from the automotive and other insurance verticals, which includes home and renters, life, health and commercial insurance verticals, as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Automotive	$84,481	$67,641
Other	19,341	13,723

Total Revenue	$103,822	$81,364

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
Sales and Marketing
Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions and amortization of sales and marketing-related intangible assets. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests, and promoting our marketplace to carriers and agents. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. In order to continue to grow our business and brand awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. We expect our sales and marketing expense will increase in the near term, both as a percentage of revenue and in absolute dollars, but decrease in the longer term as a percentage of revenue due to efficiencies of scale and improvements in our marketplace technology.
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
Income Taxes
We have not recorded income tax benefits for the net losses we have incurred in the three months ended March 31, 2021 and 2020 or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2020, we had federal net operating loss carryforwards of $72.9 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $63.9 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2020, we had state net operating loss carryforwards of $60.7 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $4.5 million and $2.4 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.
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
Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Some of these limitations are:

•	adjusted EBITDA excludes stock-based compensation expense as it has recently been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business;

•	adjusted EBITDA excludes depreciation and amortization expense and, although this is a non-cash expense, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA excludes acquisition-related costs that affect cash available to us and the change in fair value of non-cash contingent consideration;

•	adjusted EBITDA does not reflect the cash received from interest income on our investments, which affects the cash available to us;

•	adjusted EBITDA does not reflect income tax expense (benefit) that affects cash available to us; and

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
Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$(3,801)	$(1,442)
Stock-based compensation	7,520	4,540
Depreciation and amortization	1,174	849
Acquisition-related	(79)	—
Interest income	(14)	(111)

Adjusted EBITDA	$4,800	$3,836

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following tables set forth our results of operations for the periods shown:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Statement of Operations Data:
Revenue(1)	$103,822	$81,364

Cost and operating expenses(2):
Cost of revenue	5,953	5,335
Sales and marketing	87,569	66,504
Research and development	8,573	6,459
General and administrative	5,596	4,719
Acquisition-related	(79)	—

Total cost and operating expenses	107,612	83,017

Loss from operations	(3,790)	(1,653)

Other income (expense):
Interest income	14	111
Other income (expense), net	(25)	100

Total other income (expense), net	(11)	211

Net loss	$(3,801)	$(1,442)

Other Financial and Operational Data:
Quote requests	7,720	7,392
Variable marketing margin	$31,438	$23,815
Adjusted EBITDA(3)	$4,800	$3,836

(1)	Comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2021	2020
Direct channels	90%	93%
Indirect channels	10%	7%

	100%	100%

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$91	$54
Sales and marketing	3,391	1,695
Research and development	2,327	1,276
General and administrative	1,711	1,515

	$7,520	$4,540

(3)	See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.
Revenue:

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$103,822	$81,364	$22,458	27.6%

Revenue increased by $22.5 million from $81.4 million for the three months ended March 31, 2020 to $103.8 million for the three months ended March 31, 2021. The increase in revenue was due to increases of $16.8 million and $5.6 million from our automotive and other insurance marketplace verticals, respectively. The increase in revenue from our automotive vertical was primarily due to an increase in revenue per quote request as a result of increased demand for higher performing consumer referrals by our insurance providers. The increase in revenue from our other marketplace verticals was primarily driven by an increase in the volume of quote requests resulting from increased advertising to attract consumers and an increase in revenue per quote request as a result of increased demand for higher performing consumer referrals by our insurance providers.
Cost of Revenue

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$5,953	$5,335	$618	11.6%
Percentage of revenue	5.7%	6.6%
Cost of revenue increased by $0.6 million from $5.3 million for the three months ended March 31, 2020 to $6.0 million for the three months ended March 31, 2021. Cost of revenue increased due primarily to increased hosting costs of $0.3 million and to increased third-party call center costs of $0.2 million related to volume increases.
Sales and Marketing

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing expense	$87,569	$66,504	$21,065	31.7%
Percentage of revenue	84.3%	81.7%
Sales and marketing expenses increased by $21.1 million from $66.5 million for the three months ended March 31, 2020 to $87.6 million for the three months ended March 31, 2021. The increase in sales and marketing expense was primarily due to an increase in advertising expenditures of $14.8 million and an increase in personnel-related costs of $5.4 million. Personnel-related costs for the three months ended March 31, 2021 and 2020 included stock-based compensation expense of $3.4 million and $1.7 million, respectively.
Research and Development

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development expense	$8,573	$6,459	$2,114	32.7%
Percentage of revenue	8.3%	7.9%
Research and development expenses increased by $2.1 million from $6.5 million for the three months ended March 31, 2020 to $8.6 million for the three months ended March 31, 2021. The increase in research and development expense was primarily due to an increase in personnel-related costs of $2.1 million as a result of our continued hiring of research and development employees and a shift towards hiring more senior personnel, to further develop and enhance our marketplace websites and technology. Personnel-related costs for the three months ended March 31, 2021 and 2020 included stock-based compensation expense of $2.3 million and $1.3 million, respectively.
General and Administrative

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative expense	$5,596	$4,719	$877	18.6%
Percentage of revenue	5.4%	5.8%
General and administrative expenses increased by $0.9 million from $4.7 million for the three months ended March 31, 2020 to $5.6 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $0.4 million, an increase in professional fees of $0.4 million and an increase in insurance costs of $0.2 million. Personnel-related costs for the three months ended March 31, 2021 and 2020 included stock-based compensation expense of $1.7 million and $1.5 million, respectively.

Acquisition-related costs
Acquisition-related costs for the three months ended March 31, 2021 included a decrease in the fair value of our contingent consideration liability related to the Crosspointe acquisition of $0.1 million.
Other Income
Interest income was less than $0.1 million for the three months ended March 31, 2021 and was $0.1 million for the three months ended March 31, 2020. Other income (expense), net included net foreign transaction losses of less than $0.1 million for the three months ended March 31, 2021 and included sublease income of $0.1 million for the three months ended March 31, 2020.
Quote Requests

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands except percentages)
Quote requests	7,720	7,392	328	4.4%
Quote requests increased for the three months ended March 31, 2021 due to increased spending on advertising.
Variable Marketing Margin

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$103,822	$81,364	$22,458	27.6%
Less: total advertising expense (a component of sales and marketing expense)	72,384	57,549

Variable marketing margin	$31,438	$23,815	$7,623	32.0%

Percentage of revenue	30.3%	29.3%
The increase in variable marketing margin was due primarily to increased revenue per quote request, partially offset by increased cost per quote request.
Liquidity and Capital Resources
At March 31, 2021, our principal sources of liquidity were cash and cash equivalents of $46.9 million and availability of $25.0 million under our revolving line of credit.
Borrowings under our revolving line of credit are collateralized by substantially all of our assets and property. Additionally, we are subject under our revolving line of credit to affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. As of March 31, 2021, we were in compliance with these covenants. Events of default under our revolving line of credit include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse events with respect to us. In the event of a default, the lender may declare all borrowings immediately due and payable.
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

Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$3,520	$3,927
Net cash used in investing activities	(777)	(885)
Net cash provided by financing activities	1,272	1,364
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	—

Net increase in cash, cash equivalents and restricted cash	$4,016	$4,406

Net cash provided by operating activities
Operating activities provided $3.5 million and $3.9 million of cash during the three months ended March 31, 2021 and 2020, respectively. Cash provided by operating activities in the three months ended March 31, 2021 primarily resulted from the offset of net non-cash
charges of $8.6 million to our net loss of $3.8 million and net cash used by changes in our operating assets and liabilities of $1.3 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $2.9 million increase in accounts receivable and a $0.7 million increase in other assets, partially offset by an aggregate $2.1 million increase in accounts payable and accrued expenses and other current liabilities. Cash provided by operating activities in the three months ended March 31, 2020 primarily resulted from the offset of net non-cash
charges of $5.4 million to our net loss of $1.4 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2020 was less than $0.1 million and consisted primarily of a $3.5 million net increase in accounts payable and accrued expenses and other current liabilities, partially offset by an increase of $3.5 million in accounts receivable.
Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities in both periods were generally due to growth in our business, timing of customer and vendor invoicing and payments.
Net cash used in investing activities
Net cash used in investing activities was $0.8 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively. Net cash used in investing activities for the three months ended March 31, 2021 and 2020 included the acquisition of property and equipment, which included the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs. During each of the three months ended March 31, 2021 and 2020, we capitalized $0.7 million of software development costs.
Net cash provided by financing activities
During the three months ended March 31, 2021 and 2020, net cash provided by financing activities was $1.3 million and $1.4 million, respectively, and consisted of proceeds received from the exercise of common stock options.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$11,784	$3,025	$5,657	$2,276	$826

Total	$11,784	$3,025	$5,657	$2,276	$826

(1)	Amounts in table reflect payments due for our office leases under operating lease agreements that expire at various dates through 2030.
There have been no material changes to our contractual obligations and commitments from those disclosed in the table above as of December 31, 2020.

Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form
10-K
for the year ended December 31, 2020, on file with the Securities and Exchange Commission.
Off-Balance
Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance
sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form
10-Q.
During the three months ended March 31, 2021 and 2020, inflation and changing prices have not had a material effect on our business. We are unable to predict whether inflation or changing prices will materially affect our business in the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have a credit agreement that provides us with a revolving line of credit of up to $25.0 million. Borrowings bear interest at a floating rate of the greater of 3.25% or the prime rate. As of March 31, 2021, we had no outstanding borrowings under our revolving line of credit and therefore no material exposure to fluctuations in interest rates.
We contract with vendors in foreign countries and we have one foreign subsidiary. As such, we have exposure to adverse changes in exchange rates of foreign currencies associated with our foreign transactions and our foreign subsidiary. We believe this exposure to be immaterial. We do not hedge against this exposure to fluctuations in exchange rates.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form
10-Q.
The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form
10-Q,
our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to legal proceedings and this item is included in Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form
10-Q,
which is incorporated herein by reference.
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
business could suffer.

If one or more of the search engines or other online sources on which we rely for purchased listings or visitor traffic modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of quote requests generated by consumer traffic varies and can decline from to time. For example, quote requests increased to 4,113,000 in the three months ended March 31, 2019, increased to 4,519,000 in the three months ended June 30, 2019, increased to 5,516,000 in the three months ended September 30, 2019 and increased to 5,863,000 in the three months ended December 31, 2019. Quote requests increased to 7,392,000 in the three months ended March 31, 2020, decreased to 6,777,000 in the three months ended June 30, 2020 decreased to 6,291,000 in the three months ended September 30, 2020 and increased to 6,553,000 in the three months ended December 31, 2020. Quote requests increased to 7,720,000 in the three months ended March 31, 2021. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer quote requests.
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
Sales to Progressive Casualty Insurance Company accounted for 22% of our revenue for the year ended December 31, 2020 and 20% of our revenue for the three months ended March 31, 2021. This customer made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that this customer will continue to purchase from us at its historical levels or at all. If this customer were to reduce its level of purchases from us or discontinue its relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.
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
A substantial majority of the insurance purchased through our marketplace is automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 81% of our total revenue for the three months ended March 31, 2021 and 82% of our revenue for the year ended December 31, 2020. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance.
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
Our revenue grew from $96.8 million in 2015 to $122.8 million in 2016, to $126.2 million in 2017, to $163.3 million in 2018, to $248.8 million in 2019 and to $346.9 million in 2020, increases of 26.8%, 2.8%, 29.4%, 52.3% and 39.4%, respectively, and from $81.4 million for the three months ended March 31, 2020 to $103.8 million for the three months ended March 31, 2021, an increase of 27.6%. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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
The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $63.44 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through March 31, 2021. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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
The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 77% of the voting power of our capital stock as of March 31, 2021; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held approximately 77% of the voting power of our capital stock as of that date. This concentration of voting power will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 77% of the voting power of our capital stock as of March 31, 2021; and Link Ventures, directly or through a voting agreement pursuant to which each of Seth Birnbaum, through his heirs and estate, and Tomas Revesz have agreed to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 77% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio
between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or
the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.
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
In addition to our outstanding Class A common stock, as of March 31, 2021, there were 982,788 shares of Class A common stock subject to outstanding options, 982,397 shares of either Class A common stock or Class B common stock subject to outstanding options, 2,842,867 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 2,414,810 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 14,088,187 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such
shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of March 31, 2021, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.
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
, No. 346, 2019 (Del. Mar. 18, 2020), the Delaware Supreme Court, reversing the Delaware Court of Chancery, held that such federal forum selection provisions are “facially valid” under Delaware law, although there is uncertainty as to whether courts in other states will enforce these provisions and we may incur additional costs of litigation should such enforceability be challenged. Neither of these choice of forum provisions would affect suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the rules and regulations thereunder, jurisdiction over which is exclusively vested by statute in U.S. federal courts, or any other claim for which U.S. federal courts have exclusive jurisdiction. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
Our initial public offering of Class A common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-225379) that was
declared effective by the Securities and Exchange Commission, or SEC, on June 27, 2018. The net offering proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, were $48.6 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as
compensation for board or board committee service. As of March 31, 2021, we estimate that we have used approximately $32.4 million of the net proceeds from our IPO for general corporate purposes, capital expenditures and our acquisition of Crosspointe, including $7.0 million to repay amounts outstanding under our revolving line of credit with Western Alliance Bank. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018.

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

EVERQUOTE, INC.

Date: May 6, 2021	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ John Wagner
John Wagner Chief Financial Officer and Treasurer (Principal Financial Officer)