Form 10-K/A
period 2020-12-31
EverQuote, Inc.
filed 2021-08-09
CIK 1640428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
EverQuote, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 (the “Original Filing”), to reflect a change in the assessment of the effectiveness of the Company’s internal control over financial reporting (“ICFR”). There has been no modification to the financial statements included in the Original Filing.
In connection with the Original Filing, the Company’s management had concluded that, as of December 31, 2020, the Company’s ICFR was effective and PricewaterhouseCoopers LLP (“PwC”) concluded that the Company maintained, in all material respects, effective ICFR as of December 31, 2020, as reflected in PwC’s report that was included in the Original Filing. Subsequent to the original evaluation, the Company’s management identified material weaknesses in the Company’s ICFR related to its information technology general controls for revenue-related information systems and, as a result, reconsidered its original conclusion regarding the effectiveness of its ICFR and determined that the Company did not, as of December 31, 2020, design and maintain effective ICFR. This reassessment was conducted and this conclusion was reached following an internal inspection by PwC, relating to the audits completed by PwC of the Company’s December 31, 2020 consolidated financial statements and ICFR as of that date. To address the material weaknesses in ICFR described above, the Company is developing a remediation plan and is currently implementing certain changes with respect to the identified control deficiencies.
Items Amended by this Filing
This Amendment No. 1 amends and restates the following portions of the Original Filing to make the following changes:

•
The Cautionary Note Regarding Forward-Looking Statements is being amended and restated to update the Summary of Risk Factors included therein to add an additional risk factor regarding the material weaknesses in the Company’s ICFR;

•
Part I, Item 1A “Risk Factors” is being amended and restated to add an additional risk factor regarding the material weaknesses in the Company’s ICFR and revise the risk factor included in the Original Filing regarding the Company’s obligation to maintain a system of effective ICFR to reflect the identification of the material weaknesses;

•
Part II, Item 8 “Financial Statements and Supplementary Data” is being amended and restated to provide an updated Report of Independent Registered Public Accounting Firm as it pertains to PwC’s opinion solely with respect to the effectiveness of the Company’s ICFR as of December 31, 2020; and

•
Part II, Item 9A “Controls and Procedures” is being amended and restated to reflect management’s conclusion that the Company’s ICFR and disclosure controls and procedures were not effective as of December 31, 2020 due to the material weaknesses referred to above, and to describe the Company’s remediation plan for addressing such material weaknesses.

As required by Rule
12b-15
under the Securities Exchange Act of 1934, the Company has included the complete text, as amended, of each item of the Original Filing that is being amended by this Amendment No. 1, however, there have been no changes to the text of such items other than the changes described in the immediately preceding paragraph. Other than as described herein, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events (including with respect to the cover page of the Original Filing, which has been updated to present this filing as Amendment No. 1 and to reflect that no documents are incorporated by reference into this Amendment No. 1 but has not otherwise been updated). Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s reports filed with the Securities and Exchange Commission subsequent to the Original Filing, as such reports may be amended.

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

•
the material weaknesses in our internal control over financial reporting that we and our independent registered public accounting firm have identified which, if not remediated, may cause us to not be able to accurately or timely report our financial condition or results of operations;

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
We and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our common stock.
We and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our common stock. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We and our independent registered public accounting firm have identified deficiencies in control over certain information technology (IT) general controls for revenue-related information systems that are relevant to the preparation of our financial statements that constitute material weaknesses.

Specifically, we did not design and maintain (i) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to certain financial applications, programs, and data to appropriate company personnel (ii) program change management controls for certain financial applications to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately and (iii) controls over the completeness and accuracy of data relevant to certain automated revenue calculations.
These material weaknesses did not result in a misstatement to the financial statements. However, the material weaknesses could impact the effectiveness of segregation of duties controls, as well as the effectiveness of
IT-dependent
controls that could result in misstatements impacting revenue-related financial statement accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.
We are in the process of developing and implementing a remediation plan designed to improve our internal control over financial reporting to remediate these material weaknesses with additional controls and procedures.
We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate the material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, and our ability to access the capital markets could be limited.
We are obligated to maintain a system of effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may harm investor confidence in our company and, as a result, the value of our common stock.
The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, such as the material weaknesses described above.
Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, including the remediation of the material weaknesses described above, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting and to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate the material weaknesses described above, or any future material weaknesses that may be identified, or to complete our evaluation, testing and remediation in a timely fashion and our independent registered public accounting firm may issue further reports that are adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Consequently, we cannot assure you that our independent registered public accounting firm will be able to attest to the effectiveness of our internal control over financial reporting.
Our failure to maintain adequate internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy the material weaknesses described above, or any future material weaknesses in our internal control over financial reporting that may be identified, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

PART II

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
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control
—
Integrated Framework
(2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over (i) user access to ensure appropriate segregation of duties and adequate restriction of user and privileged access to certain revenue-related financial applications, programs, and data to appropriate company personnel; (ii) program change management for certain revenue-related financial applications to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) the completeness and accuracy of data relevant to certain automated revenue calculations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to ineffective design and maintenance of controls over (i) user access to ensure appropriate segregation of duties and adequate restriction of user and privileged access to certain revenue-related financial applications, programs, and data to appropriate company personnel; (ii) program change management for certain revenue-related financial applications to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) the completeness and accuracy of data relevant to certain automated revenue calculations existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Acquisition of Crosspointe Insurance & Financial Services, LLC – Valuation of Contingent Consideration and Customer Relationship Intangible Asset
As described in Note 3 to the consolidated financial statements, the Company completed its acquisition of Crosspointe Insurance & Financial Services, LLC (“Crosspointe”) on September 1, 2020. The purchase consideration of $16.7 million reflected a cash payment of $14.9 million and contingent consideration of $1.8 million representing the fair value of Class A common stock issuable to the former owners of Crosspointe upon achievement of certain revenue targets over three years. These revenue targets are measured in annual intervals. Shares of Class A common stock issuable upon achievement of the first two annual targets are for a fixed number of shares of Class A common stock and as such, management has recorded the fair value of these shares within stockholders’ equity based on the number of shares issuable and the fair market value of Class A common stock on the acquisition date. Achievement of the third annual target will result in the issuance of a variable number of shares of Class A common stock and as such, management has recorded the fair value of these shares as a long-term liability. As of September 1, 2020, the acquisition date, the estimated fair value of the contingent consideration included in other long-term liabilities was $0.4 million. As of December 31, 2020, management estimated the fair value of the contingent consideration included in other long-term liabilities to be $2.2 million, and as a result recorded a $1.8 million charge to acquisition-related costs for the increase in fair value subsequent to the acquisition date. Management estimated the fair value of the shares upon achievement of the three annual targets as of the acquisition date, and remeasures the fair value of the shares issuable upon the estimated achievement levels of the third annual target at each subsequent reporting date until the liability is fully settled, using a Monte Carlo simulation model. Management’s significant assumptions and estimates utilized in the model include the forecasted revenue, revenue volatility, and discount rate. Additionally, as part of the preliminary allocation of the purchase price for Crosspointe, management recorded $3.6 million for the customer relationship intangible asset at fair value using the income approach. Management’s significant assumptions and estimates utilized in the model include the customer attrition rate and discount rate.

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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2021, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matters discussed in the second paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is August 9, 2021
We have served as the Company’s auditor since 2014.

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
Accounts Receivable
The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off
against the reserve. The Company’s allowance for doubtful accounts was $0.1 million as of December 31, 2020. The Company had no allowance for doubtful accounts as of December 31, 2019. During the year ended December 31, 2020, the Company wrote off less than $0.1 million of uncollectible accounts. During the year ended December 31, 2019, the Company wrote off $0.5 million of uncollectible accounts.
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
Recently Adopted Accounting Pronouncements
The Company adopted ASU
No. 2016-02,
Leases (Topic 842), effective January 1, 2020, using the modified retrospective method under ASU
No. 2018-11,
Leases
(Topic 842): Targeted Improvements. Since the Company ceased to be an emerging growth company as of December 31, 2020, the Company adopted the standard during the fourth quarter of 2020 effective as of January 1, 2020. The modified retrospective transition method allows entities to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented. The Company’s reporting for comparative periods is presented in accordance with ASC 840. Adoption of the new standard resulted in the recording of right-of-use
(“ROU”) assets and lease liabilities of $9.7 million and $10.9 million, respectively. The adoption of the standard did not have a material impact on the Company’s results of operations or cash flows. The Company elected to use the transition package of three practical expedients, which among other things, allowed the Company to carry forward the historical lease classification. The Company has elected, under ASC 842, the further practical expedient not to separate non-lease
components from the lease components to which they relate and instead to combine them and account for them as a single lease component. The Company also elected the accounting policy election to keep leases with a term of twelve months or less off the balance sheet and to recognize payments for those leases on a straight-line basis over the lease term. The underlying assets of the Company’s leases as of the adoption date consisted of office space.

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
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU
No. 2019-12
, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)
. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.
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

The following table summarizes the Company’s RSU activity since December 31, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance December 31, 2019	3,367,846	$14.84
Granted	1,331,417	42.35
Vested	(998,478)	16.30
Forfeited	(558,565)	19.02

Unvested balance December 31, 2020	3,142,220	$25.29

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

10. Income Taxes
The Company had no income tax expense for the years ended December 31, 2020 or 2019. The Company’s foreign operations have not been significant and therefore, the Company has not provided for any foreign taxes. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. At the time that our Annual Report on Form
10-K
for the year ended December 31, 2020 was filed on March 1, 2021, our CEO and CFO concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. However, due to the material weaknesses in our internal control over financial reporting subsequently identified and described below, our CEO and CFO have re-evaluated
the effectiveness of our disclosure controls and procedures as of December 31, 2020 and have concluded that our disclosure controls and procedures were not effective as of that date because of such material weaknesses.
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting (Restated)
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
At the time that our Annual Report on Form
10-K
for the year ended December 31, 2020 was filed on March 1, 2021, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that as of December 31, 2020, our internal control over financial reporting was effective, based on the specified criteria. Subsequent to that assessment, our management identified material weaknesses in our internal control over financial reporting as of December 31, 2020 as further described below. Consequently, our management has reassessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and has concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified deficiencies in control over certain information technology (IT) general controls for revenue-related systems that are relevant to the preparation of our financial statements that constitute material weaknesses. Specifically, we did not design and maintain:

•
User access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to certain financial applications, programs, and data to appropriate company personnel;

•
Program change management controls for certain financial applications to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and

•	Controls over the completeness and accuracy of data relevant to certain automated revenue calculations.
These material weaknesses did not result in a misstatement to the financial statements. However, the material weaknesses could impact the effectiveness of segregation of duties controls, as well as the effectiveness of
IT-dependent
controls that could result in misstatements impacting revenue-related financial statement accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Notwithstanding our management’s conclusion that our internal control over financial reporting was not effective as of December 31, 2020 due to these material weaknesses, our management believes that our consolidated financial statements included in this Annual Report on Form
10-K
present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with generally accepted accounting principles in the United States of America.
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
Remediation Plan for the Material Weaknesses
Management has evaluated the material weaknesses described above and has begun updating its design of internal controls to remediate the aforementioned control deficiencies and enhance our internal control environment. The remediation plan is in the process of being designed and implemented with additional controls and procedures. Management is committed to successfully implementing the remediation plan as promptly as possible, and currently plans to evaluate its updated internal controls design and test the operating effectiveness during the fourth quarter of 2021.
We believe these steps will address the material weaknesses described above.
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

3.	Exhibits
See the Exhibit Index in Item 15(b) below.

(b)	Exhibit Index.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 2, 2018)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 2, 2018)

4.1	Specimen stock certificate evidencing shares of Class A common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)

4.2*	Description of Securities of the Registrant

9.1	Voting Agreement, dated February 8, 2018, by and among certain stockholders of the Registrant (incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

10.1	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2016, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

10.2#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

10.3#	Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

10.4#	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

10.5#	Form of Non-Qualified Stock Option Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

10.6#	Form of Restricted Stock Unit Issuance Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

10.7#	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 27, 2018)

10.8#	Form of Stock Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)

10.9#	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)

10.10	Lease, dated as of July 24, 2013, as amended by the First, Second, Third, Fourth, Fifth and Sixth Amendments thereto, by and between BMR-Broadway LLC and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

10.11	Amended and Restated Loan and Security Agreement, dated August 7, 2020, by and between Western Alliance Bank and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on November 6, 2020)

10.12#	Offer Letter, dated as of August 27, 2010, by and between the Registrant and Seth Birnbaum (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

10.13#	Offer Letter, dated as of July 31, 2017, by and between the Registrant and Jayme Mendal (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

10.14#	Employment Agreement, dated March 17, 2014, by and between the Registrant and John Wagner (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-38549) filed with the SEC on March 13, 2020)

10.15	Seventh Amendment to Lease, dated as of September 26, 2018, by and between the Registrant and BMR-Broadway LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on October 1, 2018)

10.16#	Form of Performance-Based Stock Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on May 8, 2020)

21.1*	Subsidiaries of the Registrant

23.1**	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1**	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†**	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†**	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Consent of Stax Inc.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed.

**	Filed herewith.

#	Indicates management contract or compensation plan.

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

August 9, 2021	EVERQUOTE, INC.

	By:	/s/ Jayme Mendal
Jayme Mendal
Chief Executive Officer and President