Form 10-Q/A
period 2021-03-31
EverQuote, Inc.
filed 2021-08-09
CIK 1640428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
EverQuote, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021 (the “Original Filing”), to reflect a change in the assessment of the effectiveness of the Company’s disclosure controls and procedures and the identification of material weaknesses in the Company’s internal control over financial reporting (“ICFR”). There has been no modification to the financial statements included in the Original Filing.
In connection with the Original Filing, the Company’s management had concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to the original evaluation, the Company’s management identified material weaknesses in the Company’s ICFR related to its information technology general controls for revenue-related information systems and, as a result, reconsidered its original conclusion regarding the effectiveness of its disclosure controls and procedures and determined that the Company did not, as of March 31, 2021, maintain effective disclosure controls and procedures. This reassessment was conducted and this conclusion was reached following an internal inspection by PricewaterhouseCoopers LLP (“PwC”), relating to the audits completed by PwC of the Company’s December 31, 2020 consolidated financial statements and ICFR as of that date. To address the material weaknesses in ICFR described above, the Company is developing a remediation plan and is currently implementing certain changes with respect to the identified control deficiencies.
Items Amended by this Filing
This Amendment No. 1 amends and restates the following portions of the Original Filing to make the following changes:

•
The Cautionary Note Regarding Forward-Looking Statements is being amended and restated to update the Summary of Risk Factors included therein to add an additional risk factor regarding the material weaknesses in the Company’s ICFR;

•
Part I, Item 4 “Controls and Procedures” is being amended and restated to reflect management’s conclusion that the Company’s disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses referred to above, and to describe the Company’s remediation plan for addressing such material weaknesses; and

•
Part II, Item 1A “Risk Factors” is being amended and restated to add an additional risk factor regarding the material weaknesses in the Company’s ICFR and revise the risk factor included in the Original Filing regarding the Company’s obligation to maintain a system of effective ICFR to reflect the identification of the material weaknesses.

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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. At the time that our Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, or the Original Filing, was filed on May 6, 2021, our CEO and CFO concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level. However, due to the material weaknesses in our internal control over financial reporting subsequently identified and described below, our CEO and CFO have re-evaluated
the effectiveness of our disclosure controls and procedures as of March 31, 2021 and have concluded that our disclosure controls and procedures were not effective as of that date because of such material weaknesses described below.
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
Remediation Plan for the Material Weaknesses
Management has evaluated the material weaknesses described above and has begun updating its design of internal controls to remediate the aforementioned control deficiencies and enhance our internal control environment. The remediation plan is in the process of being developed and implemented with additional controls and procedures. Management is committed to successfully implementing the remediation plan as promptly as possible, and currently plans to evaluate its updated internal controls design and test the operating effectiveness during the fourth quarter of 2021.
We believe these steps will address the material weaknesses described above.

Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In order to protect our technologies and processes, we rely in part on confidentiality agreements with our employees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we may not be able to assert our trade secret rights against such parties. To the extent that our employees, contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights to related or resulting know-

how and inventions. The loss of confidential information or intellectual property rights, including trade secret protection, could make it easier for third parties to compete with our products. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection of our trade secrets or other proprietary information could harm our business, results of operations, reputation and competitive position.
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
Specifically, we did not design and maintain (i) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to certain financial applications, programs, and data to appropriate company personnel, (ii) program change management controls for certain financial applications to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately and (iii) controls over the completeness and accuracy of data relevant to certain automated revenue calculations.
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

Item 6.	Exhibits.

Exhibit Number	Description

31.1**	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†**	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†**	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed.
**	Filed herewith.
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

EVERQUOTE, INC.

Date: August 9, 2021	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)