Form 10-Q
period 2021-06-30
EverQuote, Inc.
filed 2021-08-09
CIK 1640428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of June 30, 2021, the registrant had 22,668,643 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 6,407,678 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
EVERQUOTE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$54,520	$42,870
Accounts receivable, net	45,832	46,079
Prepaid expenses and other current assets	8,546	8,452

Total current assets	108,898	97,401
Property and equipment, net	5,892	6,173
Goodwill	9,969	9,794
Acquired intangible assets, net	2,761	3,366
Operating lease right-of-use assets	8,463	9,621
Other assets	2,860	2,695

Total assets	$138,843	$129,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,955	$32,964
Accrued expenses and other current liabilities	16,963	9,421
Deferred revenue	1,836	1,869
Operating lease liabilities	2,757	2,593

Total current liabilities	47,511	46,847
Operating lease liabilities, net of current portion	6,833	8,093
Other long-term liabilities	2,844	3,128

Total liabilities	57,188	58,068

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 22,668,643 shares and 20,784,065 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	23	21
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 6,407,678 shares and 7,429,502 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	6	7
Additional paid-in capital	205,504	189,172
Accumulated other comprehensive income (loss)	15	(7)
Accumulated deficit	(123,893)	(118,211)

Total stockholders’ equity	81,655	70,982

Total liabilities and stockholders’ equity	$138,843	$129,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$105,063	$78,302	$208,885	$159,666

Cost and operating expenses:
Cost of revenue	5,811	4,977	11,764	10,312
Sales and marketing	85,610	64,561	173,179	131,065
Research and development	9,053	6,966	17,626	13,425
General and administrative	6,200	4,754	11,796	9,473
Acquisition-related	265	—	186	—

Total cost and operating expenses	106,939	81,258	214,551	164,275

Loss from operations	(1,876)	(2,956)	(5,666)	(4,609)

Other income (expense):
Interest income	10	47	24	158
Other income (expense), net	(15)	101	(40)	201

Total other income (expense), net	(5)	148	(16)	359

Net loss	$(1,881)	$(2,808)	$(5,682)	$(4,250)

Net loss per share, basic and diluted	$(0.07)	$(0.10)	$(0.20)	$(0.16)

Weighted average common shares outstanding, basic and diluted	28,895	27,136	28,665	26,888

Comprehensive loss:
Net loss	$(1,881)	$(2,808)	$(5,682)	$(4,250)
Other comprehensive income:
Foreign currency translation adjustment	7	—	22	—

Comprehensive loss	$(1,874)	$(2,808)	$(5,660)	$(4,250)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2020	20,784,065	$21	7,429,502	$7	$189,172	$(7)	$(118,211)	$70,982
Issuance of common stock upon exercise of stock options	213,317	—	—	—	1,272	—	—	1,272
Vesting of restricted stock units	332,311	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,520	—	—	7,520
Transfer of Class B common stock to Class A common stock	1,021,824	1	(1,021,824)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(3,801)	(3,801)

Balances at March 31, 2021	22,351,517	22	6,407,678	6	197,964	8	(122,012)	75,988
Issuance of common stock upon exercise of stock options	56,786	—	—	—	452	—	—	452
Vesting of restricted stock units	260,340	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	7,089	—	—	7,089
Foreign currency translation adjustment	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(1,881)	(1,881)

Balances at June 30, 2021	22,668,643	$23	6,407,678	$6	$205,504	$15	$(123,893)	$81,655

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	14,635,834	$15	11,802,341	$12	$158,752	$—	$(107,009)	$51,770
Issuance of common stock upon exercise of stock options	214,179	—	—	—	1,364	—	—	1,364
Vesting of restricted stock units	329,897	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,540	—	—	4,540
Transfer of Class B common stock to Class A common stock	1,388,536	2	(1,388,536)	(2)	—	—	—	—
Net loss	—	—	—	—	—	—	(1,442)	(1,442)

Balances at March 31, 2020	16,568,446	17	10,413,805	10	164,656	—	(108,451)	56,232
Issuance of common stock upon exercise of stock options	126,375	—	—	—	954	—	—	954
Vesting of restricted stock units	254,265	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,250	—	—	6,250
Transfer of Class B common stock to Class A common stock	1,983,220	2	(1,983,220)	(2)	—	—	—	—
Net loss	—	—	—	—	—	—	(2,808)	(2,808)

Balances at June 30, 2020	18,932,306	$19	8,430,585	$8	$171,860	$—	$(111,259)	$60,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(5,682)	$(4,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	2,310	1,443
Stock-based compensation expense	14,609	10,790
Change in fair value of contingent consideration	(289)	—
Provision for (recovery of) bad debt	(50)	17
Unrealized foreign currency transaction losses	23	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	297	(4,292)
Prepaid expenses and other current assets	(92)	3,636
Operating lease right-of-use assets	1,400	—
Other assets	(340)	(57)
Accounts payable	(7,123)	3,293
Accrued expenses and other current liabilities	7,538	(3,250)
Deferred revenue	(33)	132
Operating lease liabilities	(1,337)	—
Other long-term liabilities	4	446

Net cash provided by operating activities	11,235	7,908

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(1,310)	(1,871)

Net cash used in investing activities	(1,310)	(1,871)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,724	2,318

Net cash provided by financing activities	1,724	2,318

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	—

Net increase in cash, cash equivalents and restricted cash	11,650	8,355
Cash, cash equivalents and restricted cash at beginning of period	43,120	46,304

Cash, cash equivalents and restricted cash at end of period	$54,770	$54,659

Supplemental disclosure of noncash investing and financing information:
Acquisition of property and equipment included in accounts payable	$114	$—
Operating lease liabilities arising from obtaining right-of-use assets	$240	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$54,520	$54,409
Restricted cash (included in other assets)	250	250

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$54,770	$54,659

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
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $5.7 million for the six months ended June 30, 2021 and $11.2 million for the year ended December 31, 2020. As of June 30, 2021, the Company had an accumulated deficit of $
123.9 million. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements, without considering borrowing availability of up to $25.0 million under the Company’s revolving line of credit.
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
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The condensed consolidated balance sheet at December 31, 2020 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K for
the year ended December 31, 2020 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2021 and results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020 have been made. The Company’s results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021 or any other period.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and collectability of accounts receivable, the expensing and capitalization of website and software development costs, goodwill and acquired intangible assets, commissions receivable, the contingent consideration liability, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. Actual results may differ from those estimates or assumptions. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Concentrations of Credit Risk and of Significant Customers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents at three accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the three months ended June 30, 2021, two customers represented 18% and 11% of total revenue, respectively. For the six months ended June 30, 2021, one customer represented 19% of total revenue. For the three months ended June 30, 2020, one customer represented 19% of total revenue. For the six months ended June 30, 2020, one customer represented 21% of total revenue. As of June 30, 2021, three customers accounted for 13%, 11% and 11% of the accounts receivable balance, respectively. As of December 31, 2020, one customer accounted for 12% of the accounts receivable balance.
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
The Company’s cash
 equivalents of $
34.5
 million and $15.8 million as of June 30, 2021 and December 31, 2020, respectively, consisting of money market funds, are carried at fair value based on Level 1 inputs. The carrying values of the Company’s accounts receivable, commissions receivable and commissions payable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The Company’s contingent consideration included in other long-term liabilities is carried at fair value based on Level 3 inputs (see Note 3).
Restricted Cash
As of both June 30, 2021 and December 31, 2020, restricted cash consisted of $0.3 million deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. Restricted cash accounts are classified within other assets. Cash, cash equivalents and restricted cash as of December 31, 2020 as shown in the condensed consolidated statement of cash flows of $43.1 million includes cash and cash equivalents of $42.9 million and restricted cash of $0.3 million.

Accounts Receivable
The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. As of June 30, 2021, the Company’s allowance for credit losses was less than $0.1 million. As of December 31, 2020, the Company’s allowance for credit losses was $0.1 million.
Commissions

Receivable
Commissions receivable are contract assets that represent estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. The current portion of commissions receivable (included within prepaid expenses and other current assets) are estimated commissions expected to be received within one year, while the non-current portion
of commissions receivable (included within other assets
(non-current))
are expected to be received beyond one year. The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three and six months ended June 30, 2021 and 2020.
While the Company is exposed to credit losses due to the
non-payment
by insurance carriers, it considers the risk of this to be remote.
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
Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Direct channels	91%	93%	90%	93%
Indirect channels	9	7	10	7

	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Automotive	$86,358	$64,594	$170,839	$132,235
Other	18,705	13,708	38,046	27,431

Total Revenue	$105,063	$78,302	$208,885	$159,666

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At June 30, 2021, the Company had not capitalized any costs to obtain its contracts.
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.8 million and $1.9 million as of June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, the Company recognized revenue of $1.3 million that was included in the contract liability balance (deferred revenue) at December 31, 2020. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.
Advertising Expense
Advertising expense
 consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. During the three months ended June 30, 2021 and 2020, advertising expense totaled $72.2 million and $54.8 million, respectively. During the six months ended June 30, 2021 and 2020, advertising expense totaled $144.6 million and $112.4 million, respectively.
Net Income (Loss) per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted stock units. For periods in which the Company reported a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2021	2020
Options to purchase common stock	1,903,499	2,975,988
Unvested restricted stock units	2,737,475	3,619,167

	4,640,974	6,595,155

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
Recently

Adopted

Accounting Pronouncements
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes—Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company adopted this guidance on a prospective basis as of January 1, 2021 and the adoption had no impact on the Company’s financial position, results of operations or cash flows.
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
. Under the acquisition method of accounting, the assets and liabilities of Crosspointe were recorded as of the acquisition date, at their respective fair values. The purchase consideration of $16.7 million reflected a cash payment of $14.9 million and contingent consideration of $1.8 million representing the fair value of Class A common stock issuable to the former owners of Crosspointe upon achievement of certain revenue targets over three years. The former owners of Crosspointe are eligible to receive up to 97,922 shares of Class A common stock upon achievement of certain revenue targets. These revenue targets are measured in annual intervals. Shares of Class A common stock issuable upon achievement of the first two annual targets are for a fixed number of shares of Class A common stock of 39,168 shares and, as such, the Company has recorded the fair value of these shares within stockholders’ equity based on the number of shares issuable and the fair market value of Class A common stock on the acquisition date. Achievement of the third annual target will result in the issuance of a variable number of shares of Class A common stock of up to 58,754 shares and, as such, the Company has recorded the fair value of these shares as a long-term liability. The Company’s consolidated financial statements as of December 31, 2020 reflected the preliminary allocation of the purchase price to the assets and liabilities assumed based on fair value as of the date of the acquisition. The Company’s preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition was subject to change upon finalizing its valuation analysis. During the three months ended March 31, 2021, the Company recorded an adjustment to goodwill of $
0.2
 million, representing an adjustment to its estimate of the fair value of commissions receivable as of the acquisition date. As of June 30, 2021, the preliminary estimates have been finalized, with no further changes to the allocation of the purchase price to the assets and liabilities assumed.
The Company estimated the fair value of the shares of Class A common stock issuable upon achievement of the three annual targets as of the acquisition date. The Company remeasures the fair value of the shares of Class A common stock issuable upon the estimated achievement levels of the third annual target at each subsequent reporting date until the liability is fully settled. The Company uses a Monte Carlo simulation model in its estimates. Significant assumptions and estimates utilized in the model include the forecasted revenue, revenue volatility and discount rate. As of September 1, 2020, the acquisition date, the estimated fair value of the contingent consideration included in other long-term liabilities was $0.4 million. The Company recognizes changes in the fair value of the liability in earnings until the liability is fully settled. As of December 31, 2020, the Company estimated the fair value of the contingent consideration included in other long-term liabilities to be $2.2 million. As of June 30, 2021, the Company estimated the fair value of the contingent consideration included in other long-term liabilities to be $1.9 million, and as a result recorded the decrease in the liability of $0.3 million to acquisition-related costs for the six months ended June 30, 2021.

The following tables summarize the purchase price for Crosspointe and the allocation of the purchase price (in thousands):

Cash paid	$14,930
Fair value of contingent consideration to be settled in stock	1,751

Total purchase price consideration	$16,681

Assets Acquired and Liabilities Assumed:
Commissions receivable (current and long-term)	$3,285
Customer Relationships	3,600
Other identifiable intangible assets	270
Operating lease right-of-use assets	1,469
Goodwill	9,969
Total assets acquired	18,593
Accounts payable and accrued expenses (current and long-term)	(443)
Operating lease liabilities	(1,469)

Total allocation of purchase price consideration	$16,681

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
Acquired intangible assets consisted of the following (in thousands):

		June 30, 2021
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)

Customer relationships	5	$3,600	$(1,006)	$2,594
Other identifiable intangible assets	3.7	270	(103)	167

		$3,870	$(1,109)	$2,761

		December 31, 2020
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	5	$3,600	$(464)	$3,136
Other identifiable intangible assets	3.7	270	(40)	230

		$3,870	$(504)	$3,366

Future amortization expense of the intangible assets as of June 30, 2021, is expected to be as follows (in thousands):

Year Ending December 31,
2021 (Remaining six months)	$577
2022	826
2023	609
2024	440
2025	309
$2,761

5. Accrued

Expenses and

Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020

Accrued employee compensation and benefits	$3,034	$4,105
Accrued advertising expenses	10,732	2,596
Other current liabilities	3,197	2,720
	$16,963	$9,421

6. Loan and Security

Agreement
As of June 30, 2021, the Company had available borrowings of $25.0 million under its amended Loan and Security Agreement (the “2020 Loan Agreement”). Pursuant to the 2020 Loan Agreement, borrowings under the revolving line of credit cannot exceed 80% of eligible accounts receivable balances, bear interest at the greater of 3.25% or the prime rate and mature in August 2022. Borrowings are collateralized by substantially all of the Company’s assets and property.
Under the 2020 Loan Agreement, the Company is subject to specified affirmative and negative covenants until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions. In addition, the Company is required to maintain a financial performance covenant: a minimum asset coverage ratio of 1.5 to 1, calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. As of June 30, 2021, the Company was in compliance with these covenants. Events which would meet the criteria of a default under the 2020 Loan Agreement include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company.
As of June 30, 2021, the Company had no amounts outstanding on the revolving line of credit.
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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock
options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares of Class A common stock (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,410,678 shares effective as of January 1, 2021 in accordance with the provisions of the 2018 Plan described above. As of June 30, 2021, 2,264,762 shares remain available for future grants under the 2018 Plan.
Options and restricted stock units granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire no longer than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices.
Award Issuances
During the six months ended June 30, 2021, the Company granted 548,885 service-based RSUs with an aggregate grant date fair value of $22.7 million.
During the six months ended June 30, 2021, the Company granted 26,788 service- and performance-based RSUs with an aggregate grant date fair value of $1.3 million.
Stock-Based Compensation
The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cost of revenu e	$83	$88	$174	$142
Sales and marketin g	2,459	2,547	5,850	4,242
Research and development	2,321	1,862	4,648	3,138
General and administrative	2,226	1,753	3,937	3,268

	$7,089	$6,250	$14,609	$10,790

Stock-based compensation expense for the three and six months ended June 30, 2021 included a total of $0.5 million and $
0.9 million, respectively, related to unvested RSUs and option awards with performance-based vesting conditions, including options with performance- and market-based vesting conditions, for which the performance-based condition has not yet been achieved but has been deemed probable of being achieved.
As of June 30, 2021, unrecognized compensation expense for RSUs and option awards with service-based vesting conditions and RSUs and option awards with performance-based vesting conditions either achieved or deemed probable of being achieved was $52.4 million, which is expected to be recognized over a weighted average period of 2.9 years. Additionally, the Company had unrecognized compensation expense of $3.7 million related to unvested awards with performance-based vesting conditions, which have not been deemed probable.

9. Commitments

and Contingencies
Leases
The Company leases office space under various
non-cancelable
operating leases. There have been no material changes to the Company’s leases during the three or six months ended June 30, 2021. For additional information, please read Note 11,
 Leases,
 to the consolidated financial statements in the Company’s Form
10-K
for the year ended December 31, 2020.
Indemnification Agreements
In the normal course of business, the Company may provide indemnification of varying scope and terms to third parties and enters into commitments and guarantees (“Agreements”) under which it may be required to make payments. The duration of these Agreements varies and, in certain cases, is indefinite. Furthermore, many of these Agreements do not limit the Company’s maximum potential payment exposure.
In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.
Through June 30, 2021 and December 31, 2020, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2021 and December 31, 2020.
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
10. Retirement Plan
The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax
basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.3 million and $
0.1 million for the three months ended June 30, 2021 and 2020, respectively, and contributed $0.5 million and $0.3 million during the six months ended June 30, 2021 and 2020, respectively.
11. Related Party Transactions
The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended June 30, 2021 and 2020, the Company recorded expense of $0.9 million and $0.6 million, respectively, related to these arrangements. During the three months ended June 30, 2021 and 2020, the Company paid $1.0 million and $0.9 million, respectively, related to these arrangements. During the six months ended June 30, 2021 and 2020, the Company recorded expense of $1.9 million and $1.5 million, respectively, related to these arrangements. During the six months ended June 30, 2021 and 2020, the Company paid $1.8 million and $1.9 million, respectively, related to these arrangements. As of June 30, 2021, and December 31, 2020, amounts due to related-party affiliates totaled $0.6 million and $0.5 million, respectively, which were included in accounts payable on the balance sheets.
12. Subsequent Events
On July 20, 2021, the Company signed a definitive agreement to acquire PolicyFuel, LLC and its affiliated entities, a policy-sales-as-a-service
provider, with principal offices in Austin and San Antonio, Texas for approximately $16.0 million of cash at closing and, in addition, common stock contingently issuable over three years upon achieving certain growth targets. The acquisition is expected to close by the end of the third quarter of 2021 subject to customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form
10-Q
and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form
10-K
for the year ended December 31, 2020, on file with the Securities and Exchange Commission. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form
10-Q,
particularly in the section titled “Risk Factors.”
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
In the three months ended June 30, 2021 and 2020, our total revenue was $105.1 million and $78.3 million, respectively, representing year-over-year growth of 34.2%. We had net losses of $1.9 million and $2.8 million for the three months ended June 30, 2021 and 2020, respectively, and had $6.6 million and $4.0 million in adjusted EBITDA for the three months ended Jun 30, 2021 and 2020, respectively. In the six months ended June 30, 2021 and 2020, our total revenue was $208.9 million and $159.7 million, respectively, representing year-over-year growth of 30.8%. We had net losses of $5.7 million and $4.3 million for the six months ended June 30, 2021 and 2020, respectively, and had $11.4 million and $7.8 million in adjusted EBITDA for the six months ended June 30, 2021 and 2020, respectively. See the section titled “—Non-GAAP Financial
Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the
United States, or GAAP.

COVID-19
In March 2020, the World Health Organization declared the outbreak of
COVID-19
a pandemic. The
COVID-19
pandemic has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place
orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that
COVID-19
will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day
operations and could disrupt our business and operations, as well as that of our customers and consumer traffic to our marketplace for an indefinite period of time. For example, we believe that immediately after shelter-in-place
orders went into effect consumers performed less searches for insurance online. To support the health and well-being of our employees, customers, partners and communities, a majority of our employees continue to work remotely, however our offices are open for use. While such disruptions have not had a material adverse impact on our financial results through June 30, 2021, such disruptions may impact consumer insurance shopping behavior. We continue to monitor and are managing our operations for the ongoing impact of
COVID-19.
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

Key Business Metrics
We regularly review a number of metrics, including GAAP operating results and the key metrics listed below, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make operating and strategic decisions. Some of these metrics are non-financial metrics or
are financial metrics that are not defined by GAAP.
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
We recognize revenue from consumer referrals at the time of delivery. Our revenue is comprised of consumer referral fees from the automotive and other insurance verticals, which includes home and renters, life, health and commercial insurance verticals, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Automotive	$86,358	$64,594	$170,839	$132,235
Other	18,705	13,708	38,046	27,431

Total Revenue	$105,063	$78,302	$208,885	$159,666

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
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions and amortization of sales and marketing-related intangible assets. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests, and promoting our marketplace to carriers and agents. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. In order to continue to grow our business and brand awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. We expect our sales and marketing expense will increase in the near term, both as a percentage of revenue and in absolute dollars, but decrease in the longer term as a percentage of revenue due to efficiencies of scale and improvements in our marketplace technology.
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
Acquisition-related
Acquisition-related costs include expenses associated with third-party professional services we utilize for the evaluation and execution of acquisitions as well as changes in the fair value of our contingent consideration liability recorded as the result of the Crosspointe acquisition.
Other Income
Other income consists of interest income and other income. Interest income consists of interest earned on invested cash balances. Other income consists of miscellaneous income unrelated to our core operations.
Income Taxes
We have not recorded income tax benefits for the net losses we have incurred in the six months ended June 30, 2021 and 2020 or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2020, we had federal net operating loss carryforwards of $72.9 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $63.9 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2020, we had state net operating loss carryforwards of $60.7 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $4.5 million and $2.4 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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
Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$(1,881)	$(2,808)	$(5,682)	$(4,250)
Stock-based compensation	7,089	6,250	14,609	10,790
Depreciation and amortization	1,136	594	2,310	1,443
Acquisition-related	265	—	186	—
Interest income	(10)	(47)	(24)	(158)

Adjusted EBITDA	$6,599	$3,989	$11,399	$7,825

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
The following tables set forth our results of operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Statement of Operations Data:
Revenue(1)	$105,063	$78,302	$208,885	$159,666

Cost and operating expenses(2):
Cost of revenue	5,811	4,977	11,764	10,312
Sales and marketing	85,610	64,561	173,179	131,065
Research and development	9,053	6,966	17,626	13,425
General and administrative	6,200	4,754	11,796	9,473
Acquisition-related	265	—	186	—

Total cost and operating expenses	106,939	81,258	214,551	164,275
Loss from operations	(1,876)	(2,956)	(5,666)	(4,609)

Other income (expense):
Interest income	10	47	24	158
Other income (expense), net	(15)	101	(40)	201
Total other income (expense), net	(5)	148	(16)	359

Net loss	$(1,881)	$(2,808)	$(5,682)	$(4,250)

Other Financial and Operational Data:
Quote requests	6,781	6,777	14,501	14,169
Variable marketing margin	$32,830	$23,478	$64,268	$47,293
Adjusted EBITDA(3)	$6,599	$3,989	$11,399	$7,825

(1)	Comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Direct channels	91%	93%	90%	93%
Indirect channels	9	7	10	7

	100%	100%	100%	100%

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$83	$88	$174	$142
Sales and marketing	2,459	2,547	5,850	4,242
Research and development	2,321	1,862	4,648	3,138
General and administrative	2,226	1,753	3,937	3,268

	$7,089	$6,250	$14,609	$10,790

(3)
See “
—Non-GAAP
Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP
financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Revenue:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$105,063	$78,302	$26,761	34.2%	$208,885	$159,666	$49,219	30.8%

Revenue increased by $26.8 million from $78.3 million for the three months ended June 30, 2020 to $105.1 million for the three months ended June 30, 2021. The increase in revenue was due to increases of $21.8 million and $5.0 million from our automotive and other insurance marketplace verticals, respectively. The increase in revenue from our automotive vertical was primarily due to an increase in revenue per quote request as a result of increased demand for higher performing consumer referrals by our insurance providers. The increase in revenue from our other marketplace verticals was driven by an increase in revenue per quote request as a result of increased demand for consumer referrals by our insurance providers, partially offset by a decrease in the volume of quote requests.
Revenue increased by $49.2 million from $159.7 million for the six months ended June 30, 2020 to $208.9 million for the six months ended June 30, 2021. The increase in revenue was due to increases of $38.6 million and $10.6 million from our automotive and other insurance marketplace verticals, respectively. The increase in revenue from our automotive vertical was primarily due to an increase in revenue per quote request as a result of increased demand for higher performing consumer referrals by our insurance providers. The increase in revenue from our other marketplace verticals was primarily driven by an increase in revenue per quote request as a result of increased demand for consumer referrals by our insurance providers and to a lesser extent, an increase in the volume of quote requests resulting from increased advertising to attract consumers.
Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$5,811	$4,977	$834	16.8%	$11,764	$10,312	$1,452	14.1%
Percentage of revenue	5.5%	6.4%			5.6%	6.5%
Cost of revenue increased by $0.8 million from $5.0 million for the three months ended June 30, 2020 to $5.8 million for the three months ended June 30, 2021. The increase in cost of revenue was primarily due to increased third-party call center costs of $0.2 million related to volume increases of call referrals, increased hosting costs of $0.2 million, increased technical service costs of $0.2 million and increased depreciation and amortization expense of $0.2 million
Cost of revenue increased by $1.5 million from $10.3 million for the six months ended June 30, 2020 to $11.8 million for the six months ended June 30, 2021. The increase in cost of revenue was primarily due to increased third-party call center costs of $0.6 million related to volume increases of call referrals, increased hosting costs of $0.5 million, increased technical service costs of $0.3 million and increased depreciation and amortization expense of $0.2 million.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing expense	$85,610	$64,561	$21,049	32.6%	$173,179	$131,065	$42,114	32.1%
Percentage of revenue	81.5%	82.5%			82.9%	82.1%
Sales and marketing expenses increased by $21.0 million from $64.6 million for the three months ended June 30, 2020 to $85.6 million for the three months ended June 30, 2021. The increase in sales and marketing expense was primarily due to an increase in advertising expenditures of $17.4 million and an increase in personnel-related costs of $3.2 million.
Sales and marketing expenses increased by $42.1 million from $131.1 million for the six months ended June 30, 2020 to $173.2 million for the six months ended June 30, 2021.The increase in sales and marketing expense was primarily due to an increase in advertising expenditures of $32.2 million and an increase in personnel-related costs of $8.5 million. Personnel-related costs for the six months ended June 30, 2021 and 2020 included stock-based compensation expense of $5.9 million and $4.2 million, respectively.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Research and development expense	$9,053	$6,966	$2,087	30.0%	$17,626	$13,425	$4,201	31.3%
Percentage of revenue	8.6%	8.9%			8.4%	8.4%
Research and development expenses increased by $2.1 million from $7.0 million for the three months ended June 30, 2020 to $9.1 million for the three months ended June 30, 2021. The increase in research and development expense was primarily due to an increase in personnel-related costs of $1.6 million as a result of our continued hiring of research and development employees and a shift towards hiring more senior personnel, to further develop and enhance our marketplace websites and technology. Personnel-related costs for the three months ended June 30, 2021 and 2020 included stock-based compensation expense of $2.3 million and $1.9 million, respectively.
Research and development expenses increased by $4.2 million from $13.4 million for the six months ended June 30, 2020 to $17.6 million for the six months ended June 30, 2021. The increase in research and development expense was primarily due to an increase in personnel-related costs of $3.8 million as a result of our continued hiring of research and development employees and a shift towards hiring more senior personnel, to further develop and enhance our marketplace websites and technology. Personnel-related costs for the six months ended June 30, 2021 and 2020 included stock-based compensation expense of $4.6 million and $3.1 million, respectively.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
General and administrative expense	$6,200	$4,754	$1,446	30.4%	$11,796	$9,473	$2,323	24.5%
Percentage of revenue	5.9%	6.1%			5.6%	5.9%
General and administrative expenses increased by $1.4 million from $4.8 million for the three months ended June 30, 2020 to $6.2 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $1.0 million and an increase in insurance costs of $0.2 million. Personnel-related costs for the three months ended June 30, 2021 and 2020 included stock-based compensation expense of $2.2 million and $1.8 million, respectively.
General and administrative expenses increased by $2.3 million from $9.5 million for the six months ended June 30, 2020 to $11.8 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $1.4 million, an increase in professional fees of $0.4 million and an increase in insurance costs of $0.4 million. Personnel-related costs for the six months ended June 30, 2021 and 2020 included stock-based compensation expense of $3.9 million and $3.3 million, respectively.
Acquisition-related Costs
Acquisition-related costs for the three and six months ended June 30, 2021 include expenses associated with third-party professional services we utilized for the evaluation of our anticipated acquisition of PolicyFuel, LLC of $0.5 million as well as changes in the fair value of our contingent consideration liability related to the Crosspointe acquisition of $(0.2) million and $(0.3) million, respectively.
Other Income (Expense)
Interest income was less than $0.1 million in both the three months ended June 30, 2021 and 2020. Interest income was less than $0.1 million in the six months ended June 30, 2021 compared to $0.2 million in the six months ended June 30, 2020. Other income (expense), net included net foreign transaction losses of less than $0.1 million for the three and six months ended June 30, 2021. Other income (expense), net included sublease income of $0.1 million and $0.2 million in the three and six months ended June 30, 2020, respectively.

Quote Requests

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands except percentages)				(in thousands except percentages)
Quote requests	6,781	6,777	4	0.1%	14,501	14,169	332	2.3%
Quote requests increased for the three and six months ended June 30, 2021 as compared to prior year periods due to increased spending on advertising.
Variable Marketing Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue	$105,063	$78,302	$26,761	34.2%	$208,885	$159,666	$49,219	30.8%
Less: total advertising expense (a component of sales and marketing expense)	72,233	54,824			144,617	112,373

Variable marketing margin	$32,830	$23,478	$9,352	39.8%	$64,268	$47,293	$16,975	35.9%

Percentage of revenue	31.2%	30.0%			30.8%	29.6%
The increase in variable marketing margin was due primarily to increased revenue per quote request.
Liquidity and Capital Resources
At June 30, 2021, our principal sources of liquidity were cash and cash equivalents of $54.5 million and availability of $25.0 million under our revolving line of credit.
Borrowings under our revolving line of credit are collateralized by substantially all of our assets and property. Additionally, we are subject, under our revolving line of credit, to affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. As of June 30, 2021, we were in compliance with these covenants. Events of default under our revolving line of credit include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse events with respect to us. In the event of a default, the lender may declare all borrowings immediately due and payable.
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

Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$11,235	$7,908
Net cash used in investing activities	(1,310)	(1,871)
Net cash provided by financing activities	1,724	2,318
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	—

Net increase in cash, cash equivalents and restricted cash	$11,650	$8,355

Net cash provided by operating activities
Operating activities provided $11.2 million and $7.9 million of cash during the six months ended June 30, 2021 and 2020, respectively. Cash provided by operating activities in the six months ended June 30, 2021 primarily resulted from the offset of net non-cash
charges of $16.6 million to our net loss of $5.7 million and net cash provided by changes in our operating assets and liabilities of $0.3 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of an aggregate $0.4 million increase in accounts payable and accrued expenses and other current liabilities and a $0.3 million decrease in accounts receivable, partially offset by a $0.3 million increase in other assets. Cash provided by operating activities in the six months ended June 30, 2020 primarily resulted from the offset of net non-cash
charges of $12.3 million to our net loss of $4.3 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2020 was $0.1 million and consisted primarily of a $4.3 million increase in accounts receivable, partially offset by a $3.6 million decrease in prepaid expenses and other current assets and a $0.4 million increase in other long-term liabilities.
Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities in both periods were generally due to growth in our business and timing of customer and vendor invoicing and payments.
Net cash used in investing activities
Net cash used in investing activities was $1.3 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively. Net cash used in investing activities for the six months ended June 30, 2021 and 2020 included the acquisition of property and equipment, which included the purchase of computer equipment for our operations and employees, equipment, furniture, leasehold improvements and the capitalization of certain software development costs. During the six months ended June 31, 2021, and 2020, we capitalized $1.1 million and $1.5 million of software development costs, respectively.
Net cash provided by financing activities
During the six months ended June 30, 2021 and 2020, net cash provided by financing activities was $1.7 million and $2.3 million, respectively, and consisted of proceeds received from the exercise of common stock options.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$11,784	$3,025	$5,657	$2,276	$826

Total	$11,784	$3,025	$5,657	$2,276	$826

(1)	Amounts in the table reflect payments due for our office leases under operating lease agreements that expire at various dates through 2030.
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
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form
10-Q.
During the six months ended June 30, 2021 and 2020, inflation and changing prices have not had a material effect on our business. We are unable to predict whether inflation or changing prices will materially affect our business in the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have a credit agreement that provides us with a revolving line of credit of up to $25.0 million. Borrowings bear interest at a floating rate of the greater of 3.25% or the prime rate. As of June 30, 2021, we had no outstanding borrowings under our revolving line of credit and therefore no material exposure to fluctuations in interest rates.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form
10-Q,
our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses described below.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
business could suffer.

If one or more of the search engines or other online sources on which we rely for purchased listings or visitor traffic modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of quote requests generated by consumer traffic varies and can decline from to time. For example, quote requests increased to 4,113,000 in the three months ended March 31, 2019, increased to 4,519,000 in the three months ended June 30, 2019, increased to 5,516,000 in the three months ended September 30, 2019 and increased to 5,863,000 in the three months ended December 31, 2019. Quote requests increased to 7,392,000 in the three months ended March 31, 2020, decreased to 6,777,000 in the three months ended June 30, 2020 decreased to 6,291,000 in the three months ended September 30, 2020 and increased to 6,553,000 in the three months ended December 31, 2020. Quote requests increased to 7,720,000 in the three months ended March 31, 2021 and decreased to 6,781,000 in the three months ended June 30, 2021. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer quote requests.
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
To support the health and well-being of our employees and communities, our employees began working remotely starting in March 2020, however our offices are now open for use. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product and business development efforts as well as other activities, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. The disruptions to our operations caused by
COVID-19
may result in inefficiencies, delays and additional costs in our sales and marketing efforts that we cannot fully mitigate through remote or other alternative work arrangements. We are also unsure what additional actions our carrier and agent customers, as well as our users, may take in response to coronavirus
(COVID-19).
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
Sales to Progressive Casualty Insurance Company accounted for 22% of our revenue for the year ended December 31, 2020 and 19% of our revenue for the six months ended June 30, 2021. This customer made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that this customer will continue to purchase from us at its historical levels or at all. If this customer were to reduce its level of purchases from us or discontinue its relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.
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
A substantial majority of the insurance purchased through our marketplace is automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 82% of our total revenue for the six months ended June 30, 2021 and 82% of our revenue for the year ended December 31, 2020. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance.
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

3
3

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
Our revenue grew from $96.8 million in 2015 to $122.8 million in 2016, to $126.2 million in 2017, to $163.3 million in 2018, to $248.8 million in 2019 and to $346.9 million in 2020, increases of 26.8%, 2.8%, 29.4%, 52.3% and 39.4%, respectively. Our revenue grew from $78.3 million for the three months ended June 30, 2020 to $105.1 million for the three months ended June 30, 2021 and from $159.7 million for the six months ended June 30, 2020 to $208.9 million for the six months ended June 30, 2021, increases of 34.2% and 30.8%, respectively. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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
We have limited experience operating an insurance agency and if we are unable to successfully add insurance carriers and products, as well as hire and retain insurance agents, and successfully sell policies at the volumes we anticipate, our results of operations and financial condition could be materially adversely affected.
We have limited experience operating an insurance agency and if we are unable to successfully add insurance carriers and products, as well as hire and retain insurance agents, and successfully sell policies at the volumes we anticipate, our results of operations and financial condition could be materially adversely affected.
We have limited experience operating a direct-to-consumer insurance agency where we are compensated based on policies sold. If we are unable to obtain or maintain insurance carrier appointments, or if we have limited insurance products that we are able to sell, we may not be able to successfully operate as an insurance agency. In addition, we also have limited experience hiring, training, and licensing new insurance agents to sell insurance products for us. In the event we are unable to increase the number of licensed agents selling insurance products for us, retain the agents that we have hired, or successfully manage our agents to meet our sales objectives, our business and growth plans could be materially adversely affected.
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
Litigation could distract management, increase our expenses or subject us to material monetary damages and other remedies.
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
2003, or CAN-SPAM Act, the
TCPA, and the Federal Trade Commission Act and its accompanying regulations and guidelines, among others. In addition to being subject to action by regulatory agencies, some of these laws, like the TCPA, allow private individuals to bring litigation against companies for breach of these laws, and we have received complaints from individuals that we have violated the TCPA. We are also dependent on our third-party vendors to comply with applicable laws. For example, with the commencement of our verified partner network in 2019, we depend upon these third-party vendors to obtain consent from consumers to receive telemarketing calls in compliance with the TCPA. We may be alleged to have indemnification obligations to third-party customers for alleged breaches of privacy laws like the TCPA, which could increase our defense costs and require that we pay damages if there were an adverse ruling in any such claims. Any of these events may have a material adverse effect on our business, results of operations, financial condition and prospects.

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
Insurance laws or regulations that are adopted or amended, in addition to changes in federal statutes, including the Gramm-Leach-Bliley Act and the McCarran-Ferguson Act, financial services regulations and federal taxation laws or regulations, may be more restrictive than current laws or regulations and may result in lower revenues or higher costs of compliance and thus could have a material adverse effect on our results of operations and limit our growth.
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
The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $63.44 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through June 30, 2021. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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
The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 77% of the voting power of our capital stock as of June 30, 2021; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held approximately 76% of the voting power of our capital stock as of that date. This concentration of voting power will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 77% of the voting power of our capital stock as of June 30, 2021; and Link Ventures, directly or through a voting agreement pursuant to which each of Seth Birnbaum, through his heirs and estate, and Tomas Revesz have agreed to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 76% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio
between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or
the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.
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
In addition to our outstanding Class A common stock, as of June 30, 2021, there were 955,164 shares of Class A common stock subject to outstanding options, 948,335 shares of either Class A common stock or Class B common stock subject to outstanding options, 2,737,475 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 2,264,762 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 14,088,187 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such
shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of June 30, 2021, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
Our initial public offering of Class A common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-225379) that was
declared effective by the Securities and Exchange Commission, or SEC, on June 27, 2018. The net offering proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, were $48.6 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as
compensation for board or board committee service. As of June 30, 2021, we estimate that we have used approximately $32.4 million of the net proceeds from our IPO for general corporate purposes, capital expenditures and our acquisition of Crosspointe, including $7.0 million to repay amounts outstanding under our revolving line of credit with Western Alliance Bank. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018.

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

EVERQUOTE, INC.

Date: August 9, 2021	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ John Wagner
John Wagner Chief Financial Officer and Treasurer (Principal Financial Officer)