Form 10-Q
period 2021-09-30
EverQuote, Inc.
filed 2021-11-08
CIK 1640428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2021, the registrant had 23,176,001 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 6,407,678 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form
10-Q,
including statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations and statements regarding the anticipated impact on our business of the coronavirus
(COVID-19)
pandemic and related public health measures, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.
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

•	our ability to attract and retain consumers and insurance providers using our marketplace;

•	our dependence on our relationships with insurance providers with no long-term contracts;

•	our reliance on a single insurance provider for a significant portion of our revenue;

•	our dependence on revenue from automotive insurance providers for a significant portion of our revenue and exposure to risks related to the automotive insurance industry;

•	our ability to attract consumers searching for insurance, including through search engines, display advertising, email and social media;

•	our ability to develop new and enhanced products and services to attract and retain consumers and insurance providers, and our ability to successfully monetize them;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;

•	our ability to maintain and build our brand;

•	our ability to properly collect, process, store, share, disclose and use consumer information and other data;

•	our reliance on our third-party service providers;

•	the impact of competition in our industry and innovation by our competitors;

•	our ability to hire and retain necessary qualified employees to expand our operations;

•	our limited experience acquiring quote requests from third-party sources;

•	our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business;

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
EVERQUOTE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$41,773	$42,870
Accounts receivable, net	44,517	46,079
Prepaid expenses and other current assets	11,483	8,452

Total current assets	97,773	97,401
Property and equipment, net	5,979	6,173
Goodwill	21,666	9,794
Acquired intangible assets, net	10,872	3,366
Operating lease right-of-use assets	7,966	9,621
Other assets	4,291	2,695

Total assets	$148,547	$129,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,057	$32,964
Accrued expenses and other current liabilities	20,186	9,421
Deferred revenue	1,892	1,869
Operating lease liabilities	2,785	2,593

Total current liabilities	49,920	46,847
Operating lease liabilities, net of current portion	6,214	8,093
Other long-term liabilities	6,365	3,128

Total liabilities	62,499	58,068

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 23,176,001 shares and 20,784,065 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	23	21
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 6,407,678 shares and 7,429,502 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	6	7
Additional paid-in capital	215,179	189,172
Accumulated other comprehensive income (loss)	5	(7)
Accumulated deficit	(129,165)	(118,211)

Total stockholders’ equity	86,048	70,982

Total liabilities and stockholders’ equity	$148,547	$129,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$107,563	$89,977	$316,448	$249,643

Cost and operating expenses:
Cost of revenue	5,994	5,378	17,758	15,690
Sales and marketing	92,545	73,598	265,724	204,663
Research and development	9,259	8,149	26,885	21,574
General and administrative	6,731	5,661	18,527	15,134
Acquisition-related	819	480	1,005	480

Total cost and operating expenses	115,348	93,266	329,899	257,541

Loss from operations	(7,785)	(3,289)	(13,451)	(7,898)

Other income (expense):
Interest income	9	18	33	176
Other income (expense), net	(6)	87	(46)	288

Total other income (expense), net	3	105	(13)	464

Loss before income taxes	(7,782)	(3,184)	(13,464)	(7,434)
Benefit from income taxes	2,510	—	2,510	—

Net loss	$(5,272)	$(3,184)	$(10,954)	$(7,434)

Net loss per share, basic and diluted	$(0.18)	$(0.12)	$(0.38)	$(0.27)

Weighted average common shares outstanding, basic and diluted	29,277	27,526	28,871	27,102

Comprehensive loss:
Net loss	$(5,272)	$(3,184)	$(10,954)	$(7,434)
Other comprehensive income (loss):
Foreign currency translation adjustment	(10)	—	12	—

Comprehensive loss	$(5,282)	$(3,184)	$(10,942)	$(7,434)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements
.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2020	20,784,065	$21	7,429,502	$7	$189,172	$(7)	$(118,211)	$70,982
Issuance of common stock upon exercise of stock options	213,317	—	—	—	1,272	—	—	1,272
Vesting of restricted stock units	332,311	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,520	—	—	7,520
Transfer of Class B com m on stock to Class A common stock	1,021,824	1	(1,021,824)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(3,801)	(3,801)

Balances at March 31, 2021	22,351,517	22	6,407,678	6	197,964	8	(122,012)	75,988
Issuance of common stock upon exercise of stock options	56,786	—	—	—	452	—	—	452
Vesting of restricted stock units	260,340	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	7,089	—	—	7,089
Foreign currency translation adjustment	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(1,881)	(1,881)

Balances at June 30, 2021	22,668,643	23	6,407,678	6	205,504	15	(123,893)	81,655
Issuance of common stock upon exercise of stock options	187,386	—	—	—	1,367	—	—	1,367
Vesting of restricted stock units	300,388	—	—	—	—	—	—	—
Issuance of common stock to settle contingent consideration liability	19,584	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,308	—	—	8,308
Foreign currency translation adjustment	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(5,272)	(5,272)

Balances at September 30, 2021	23,176,001	$23	6,407,678	$6	$215,179	$5	$(129,165)	$86,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2019	14,635,834	$15	11,802,341	$12	$158,752	$—	$(107,009)	$51,770
Issuance of common stock upon exercise of stock options	214,179	—	—	—	1,364	—	—	1,364
Vesting of restricted stock units	329,897	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,540	—	—	4,540
Transfer of Class B common stock to Class A common stock	1,388,536	2	(1,388,536)	(2)	—	—	—	—
Net loss	—	—	—	—	—	—	(1,442)	(1,442)

Balances at March 31, 2020	16,568,446	17	10,413,805	10	164,656	—	(108,451)	56,232
Issuance of common stock upon exercise of stock options	126,375	—	—	—	954	—	—	954
Vesting of restricted stock units	254,265	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,250	—	—	6,250
Transfer of Class B common stock to Class A common stock	1,983,220	2	(1,983,220)	(2)	—	—	—	—
Net loss	—	—	—	—	—	—	(2,808)	(2,808)

Balances at June 30, 2020	18,932,306	19	8,430,585	8	171,860	—	(111,259)	60,628
Contingent consideration to be settled in Class A common stock	—	—	—	—	1,335	—	—	1,335
Issuance of common stock upon exercise of stock options	194,099	—	—	—	1,244	—	—	1,244
Vesting of restricted stock units	219,438	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,200	—	—	7,200
Transfer of Class B common stock to Class A common stock	1,001,083	1	(1,001,083)	(1)	—	—	—	—
Net loss	—	—	—	—	—	—	(3,184)	(3,184)

Balances at September 30, 2020	20,346,926	$20	7,429,502	$7	$181,639	$—	$(114,443)	$67,223

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,954)	$(7,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,608	2,174
Stock-based compensation expense	22,957	17,990
Change in fair value of contingent consideration	136	—
Deferred taxes	(2,510)	—
Provision for (recovery of) bad debt	(50)	15
Unrealized foreign currency transaction (gains) losses	15	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,662	(9,328)
Prepaid expenses and other current assets	(941)	2,048
Operating lease right-of-use assets	2,036	—
Other assets	(1,089)	(222)
Accounts payable	(8,622)	10,030
Accrued expenses and other current liabilities	9,815	(2,325)
Deferred revenue	23	191
Operating lease liabilities	(2,068)	—
Other long-term liabilities	30	764

Net cash provided by operating activities	14,048	13,903

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(2,275)	(2,708)
Acquisition of business	(15,955)	(14,930)

Net cash used in investing activities	(18,230)	(17,638)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,091	3,562

Net cash provided by financing activities	3,091	3,562

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	—

Net decrease in cash, cash equivalents and restricted cash	(1,097)	(173)
Cash, cash equivalents and restricted cash at beginning of period	43,120	46,304

Cash, cash equivalents and restricted cash at end of period	$42,023	$46,131

Supplemental disclosure of noncash investing and financing information:
Fair value of contingent consideration in connection with acquisition included in equity	$—	$1,335
Fair value of contingent consideration in connection with acquisition included in accrued expenses and other long-term liabilities	$3,784	$416
Acquisition of property and equipment included in accounts payable	$47	$42
Operating lease liabilities arising from obtaining right-of-use assets	$383	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$41,773	$45,881
Restricted cash (included in other assets)	250	250

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$42,023	$46,131

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
In addition, the Company is subject to risks and uncertainties relating to the ongoing coronavirus
(“COVID-19”)
pandemic. The
COVID-19
pandemic has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place
or
d
ers, and business limitations and shutdowns. Work-from-home and other measures have introduced additional operational risks, including cybersecurity risks, and may adversely affect the way the Company and its customers and insurance providers conduct business. The extent to which the
COVID-19 pandemic
impacts the Company’s workforce, business, financial condition, results of operations and the Company’s use of estimates in preparation of its condensed consolidated financial statements will depend on future developments, which are highly uncertain and cannot be predicted at this time.
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $11.0 million for the nine months ended September 30, 2021 and $11.2 million for the year ended December 31, 2020. As of September 30, 2021, the Company had an accumulated deficit of $129.2 million. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements, without considering borrowing availability of up to $25.0 million under the Company’s revolving line of credit.
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
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The condensed consolidated balance sheet at December 31, 2020 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K for
the year ended December 31, 2020 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020 have been made. The Company’s results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021 or any other period.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and collectability of accounts receivable, the expensing and capitalization of website and software development costs, goodwill and acquired intangible assets, commissions receivable, the contingent consideration liabilities, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. Actual results may differ from those estimates or assumptions. Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Concentrations of Credit Risk and of Significant Customers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts and commissions receivable. The Company maintains its cash and cash equivalents at accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the three months ended September 30, 2021, one customer represented 17% of total revenue. For the nine months ended September 30, 2021, one customer represented 18% of total revenue. For the three months ended September 30, 2020, one customer represented 26% of total revenue. For the nine months ended September 30, 2020, one customer represented 23% of total revenue. As of September 30, 2021, one customer accounted for 15%
of the total accounts and commissions receivable balances. As of December 31, 2020
, one customer accounted for 10%
of the total accounts and commissions receivable balances.
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

The Company’s cash equivalents and contingent consideration liabilities are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying values of the Company’s accounts receivable, commissions receivable and commissions payable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.
Restricted Cash
As of both September 30, 2021 and December 31, 2020, restricted cash consisted of $0.3 million deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. Restricted cash accounts are classified within other assets. Cash, cash equivalents and restricted cash as of December 31, 2020 as shown in the condensed consolidated statement of cash flows of $43.1 million includes cash and cash equivalents of $42.9 million and restricted cash of $0.3 million.

Accounts Receivable
The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off
against the reserve. As of September 30, 2021, the Company’s allowance for credit losses was less than $0.1 million. As of December 31, 2020, the Company’s allowance for credit losses was $0.1 million.
Commissions Receivable
Commissions receivable are contract assets that represent estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. The current portion of commissions receivable (included within prepaid expenses and other current assets) are estimated commissions expected to be received within one year, while the non-current portion
of commissions receivable (included within other assets
(non-current))
are expected to be received beyond one year. The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three and nine months ended September 30, 2021 and 2020.
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
Revenue Recognition
The Company derives its revenue by selling consumer referrals to its insurance provider customers, including insurance carriers, agents and indirect distributors. To determine revenue recognition for arrangements that the Company determines are within the scope of the revenue standard, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.
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
Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Direct channels	89%	93%	90%	93%
Indirect channels	11%	7%	10%	7%

	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Automotive	$89,666	$74,779	$260,505	$207,014
Other	17,897	15,198	55,943	42,629

Total Revenue	$107,563	$89,977	$316,448	$249,643

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At September 30, 2021, the Company had not capitalized any costs to obtain its contracts.
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.9 million as of September 30, 2021 and December 31, 2020. During the nine months ended September 30, 2021, the Company recognized revenue of $1.4 million that was included in the contract liability balance (deferred revenue) at December 31, 2020. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.
Advertising Expense
Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. During the three months ended September 30, 2021 and 2020, advertising expense totaled $75.2 million and $60.5 million, respectively. During the nine months ended September 30, 2021 and 2020, advertising expense totaled $219.8 million and $172.9 million, respectively.
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
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2021	2020
Options to purchase common stock	1,708,947	2,773,222
Unvested restricted stock units	2,796,380	3,646,253

	4,505,327	6,419,475

The table above does not include shares issuable upon settlement of contingent consideration for the Company’s
Crosspointe and PolicyFuel acquisitions (see Note 3). Such shares are also not included in the Company’s calculation of basic or diluted net loss per common share.
The Company has two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 8, the rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one
basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and sh
a
re of Class B common stock are equivalent.
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
3. Acquisitions
PolicyFuel
On August 13, 2021, the Company completed the acquisition of Policy Fuel, LLC and its affiliated entities (“PolicyFuel”), a policy-sales-as-a-service
provider, with principal offices in Austin and San Antonio, Texas. PolicyFuel operates in the property and casualty insurance industry providing services to enable carriers to complement their own call center operations with access to dedicated advisor teams that focus exclusively on selling that provider’s offerings. This acquisition enables the Company to expand the range of products the Company offers to carriers and expands the market of the Company’s direct-to-consumer
offerings.
The PolicyFuel acquisition was accounted for as a purchase of a business under ASC Topic 805,
 Business Combinations
. Under the acquisition method of accounting, the assets and liabilities of PolicyFuel were recorded at their respective fair values as of the acquisition date
. The purchase consideration of $20.0 million reflected a cash payment of $16.0 million
, net of cash acquired
, settlement of an outstanding receivable from PolicyFuel of $0.2 million and contingent consideration of $3.8 million, representing the estimated
fair value
as of the acquisition date
of Class A common stock issuable to the former owners of PolicyFuel upon achievement of certain revenue targets over the next
 three years. The former owners of PolicyFuel are eligible to receive shares of Class A common stock upon the achievement (at varying levels)
 of each of three twelve-month revenue targets. The number of shares that may be issued at maximum performance is based on a total dollar value of $12.9 million; 50% of which would be calculated at the time of issuance by dividing the applicable dollar value by a volume weighted average price per share for a
20-day
period preceding the acquisition. These shares are referred to as the “Fixed Shares” and the maximum number of Fixed Shares that may be issued is 199,311. The fair value of such shares to be recorded upon issuance will be based on the number of shares issued multiplied by the market value of the Company’s Class A common stock on the date of issuance. The remaining 50%, or $6.5 million at maximum performance, may be issued as shares of Class A common stock calculated by dividing the applicable dollar value earned by the volume weighted average price per share for a
20-
day period preceding each revenue target determination date. These shares are referred to as the “Fixed Dollar Shares” and there is no maximum to the number of shares that may be issued as Fixed Dollar Shares. The fair value of such shares to be recorded upon issuance will be based on the number of shares issued multiplied by the market value of the Company’s Class A common stock on the date of issuance.
The Fixed Shares described above include

17,030

performance-based restricted stock units issued as an Inducement Award and the Fixed Dollar Shares described above includes

$
0.6

million of performance-based restricted stock units issued as an Inducement Award (see Note 9).
As achievement of each of the three twelve-month targets will result in the issuance of a variable number of shares of Class A common stock, the Company has recorded the fair value of this contingent consideration within accrued expense and other current liabilities (first annual target) and within other long-term liabilities (second and third annual targets). The Company estimated the fair value of the contingent consideration as of the acquisition date using a Monte Carlo simulation model. The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of the Company’s Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. The Company remeasures the fair value of the contingent consideration at each subsequent reporting date until the liability is fully settled (see Note 4).

The Company’s condensed consolidated financial statements reflect the preliminary allocation of the purchase price to the assets and liabilities assumed based on fair value as of the date of the acquisition. The Company’s preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition including the related impact to the deferred tax liability is subject to change upon finalizing its valuation analysis. The final determination may result in changes in the fair value of certain assets and liabilities as compared to these preliminary estimates, which is expected to be finalized in the first half of 2022. The Company expects an adjustment to the release of the deferred tax asset valuation allowance corresponding to any potential measurement period adjustments that impact the net deferred tax liability. The Company’s condensed consolidated financial statements as of September 30, 2021 reflect the preliminary allocation of the preliminary purchase price to the assets and liabilities assumed based on fair value as of the date of the acquisition.
The following tables summarize the preliminary purchase price for PolicyFuel and the preliminary allocation of the purchase price (in thousands):

Cash paid, net of cash acquired	$15,955
Fair value of contingent consideration to be settled in stock	3,784
Settlement of existing relationship	233

Total purchase price consideration, net of cash acquired	$19,972

Assets Acquired and Liabilities Assumed:
Accounts receivable	$283
Commissions receivable (current and long-term)	2,761
Prepaid expenses and other current assets	12
Customer relationships	6,600
Developed technology	1,700
Other identifiable intangible assets	300
Goodwill	11,697

Total assets acquired	23,353
Accounts payable and accrued expenses (current)	(871)
Deferred tax liability	(2,510)

Total allocation of purchase price consideration, net of cash acquired	$19,972

Customer relationships were valued using the income approach and are being amortized to sales and marketing expense over their estimated useful life of nine years. Significant assumptions and estimates utilized in the model include revenue and earnings growth rates, royalty rates and the discount rate.
Developed technology was valued using the relief from royalty method and is being amortized to cost of revenue over its estimated useful life of three years. Significant assumptions and estimates utilized in this model include the royalty rate, the discount rate and the obsolescence curve.
Commissions receivable were recorded at constrained lifetime values and are included in prepaid expenses and other current assets and other assets on the Company’s consolidated balance sheet
.
Goodwill was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill is primarily attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and future growth. Goodwill resulting from the acquisition of PolicyFuel is not deductible for tax purposes.
The Company incurred costs of $0.4 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, for third-party professional services utilized for the acquisition, which were expensed as incurred within acquisition-related costs on the Company’s consolidated statements of operations and comprehensive loss. The operating results of the acquired entity have been included in the consolidated financial statements beginning on the acquisition date but have not been disclosed as the Company does not account for the results of the acquired entity separate from its own results. Pro forma results of operations for the acquisition have not been presented as they are not material to the Company’s consolidated results of operations.
The Company recorded an income tax benefit for the three and nine months ended September 30, 2021 of $
2.5

mi
llion related to the release of a portion of its valuation allowance as a result of the acquisition of PolicyFuel. The net deferred tax liability recorded for PolicyFuel relates to the intangible assets recognized in purchase accounting, which are non-deductible
for tax purposes and result in a deferred tax liability. The net deferred tax liability is a source of income to support the recognition of a portion of the Company’s existing deferred tax assets. Therefore, the Company has recorded a discrete tax benefit for the release of a portion of its valuation allowance related to the net deferred tax liability recorded in purchase accounting. The Company maintains a valuation allowance on its overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.

Crosspointe
On September 1, 2020, the Company completed the acquisition of Crosspointe Insurance & Financial Services, LLC (“Crosspointe”), a health insurance agency headquartered in Evansville, Indiana. Crosspointe is a sales and decision support contact center that connects consumers to high quality health insurance in a customer-centric environment and serves the individual and family health, Medicare, and ancillary health product markets. This acquisition enables the Company to accelerate and expand its opportunity in the health insurance market, by providing insurance shoppers with a broader range of health insurance products through access to a greater number of carrier partners, and an improved and more personalized customer buying experience. In the third quarter 2021, the Company changed the name of Crosspointe Insurance & Financial Services, LLC to Eversurance, LLC.
The Crosspointe acquisition was accounted for as a purchase of a business under ASC Topic 805,

Business Combinations
.
Under the acquisition method of accounting, the assets and liabilities of Crosspointe were recorded as of the acquisition date, at their respective fair values. The purchase consideration of $16.7 million reflected a cash payment of $14.9 million and contingent consideration of $1.8 million representing the fair value of Class A common stock issuable to the
former owners of Crosspointe upon achievement of certain revenue targets over three years. The former owners of Crosspointe are eligible to receive up to 97,922 shares of Class A common stock upon achievement of certain revenue targets. These revenue targets are measured in annual intervals. Shares of Class A common stock issuable upon achievement of the first two annual targets are for a fixed number of shares of Class A common stock of 39,168 shares and, as such, the Company has recorded the fair value of these shares within stockholders’ equity based on the number of shares issuable and the market value of Class A common stock on the acquisition date. Achievement of the third annual target will result in the issuance of a variable number of shares of Class A common stock of up to 58,754 shares and, as such, the Company has recorded the fair value of these shares as a long-term liability. The Company’s consolidated financial statements as of December 31, 2020 reflected the preliminary allocation of the purchase price to the assets and liabilities assumed based on fair value as of the date of the acquisition. The Company’s preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition was subject to change upon finalizing its valuation analysis. During the three months ended March 31, 2021, the Company recorded an adjustment to goodwill of $0.2 million, representing an adjustment to its estimate of the fair value of commissions receivable as of the acquisition date. As of September 30, 2021, the preliminary estimates have been finalized, with no further changes to the allocation of the purchase price to the assets and liabilities assumed.
The Company estimated the fair value of the shares of Class A common stock issuable upon achievement of the three annual targets as of the acquisition date. The Company used a Monte Carlo simulation model in its estimates. Significant assumptions and estimates utilized in the model included
forecasted revenue, revenue volatility and discount rate. As of September 1, 2020, the acquisition date, the estimated fair value of the contingent consideration included in other long-term liabilities was $0.4 million. The Company remeasures the fair value of the shares of Class A common stock issuable upon the estimated achievement levels of the third annual target at each subsequent reporting date until the liability is fully settled (see Note 4).
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

Commissions receivable were recorded at constrained lifetime values and are included in prepaid expenses and other current assets and other assets on the Company’s consolidated balance sheet
.
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
4. Fair Value of Financial Instruments
The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,502	$—	$—	$20,502

Liabilities:
Contingent consideration liability associated with acquisition of Crosspointe included in other long-term liabilities	$—	$—	$1,086	$1,086
Contingent consideration liability associated with acquisition of PolicyFuel included in accrued expense and other current liabilities	—	—	713	713
Contingent consideration liability associated with acquisition of PolicyFuel included in other long-term liabilities	—	—	4,315	4,315

	$—	$—	$6,114	$6,114

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,777	$—	$—	$15,777

Liabilities:
Contingent consideration liability associated with acquisition of Crosspointe included in other long-term liabilities	$—	$—	$2,194	$2,194

There were no transfers into or out of Level 3 during the three or nine months ended September 30, 2021 or 2020.
Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.
Contingent consideration liabilities are value
d
by the Company using significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. The Company assesses these assumptions and esti
m
ates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of operations and comprehensive loss.
The Company estimates the fair value of the maximum

58,754
shares of Class A common stock issuable as contingent consideration upon achievement of certain Crosspointe revenue targets (see Note 3) using probability of achievement of the revenue target (acquisition specific input) and the market value of the Company’s Class A common stock (observable input). The change in fair value of the contingent consideration liability for the three and nine months ended September 30, 2021 was due to the decrease in the market value of the Company’s Class A common stock during the period.

The Company uses a Monte Carlo simulation model in its estimates of the fair value of the contingent consideration related to the PolicyFuel acquisition (see Note 3). The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of the Company’s Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. The increase in fair value of contingent consideration related to the Class A common stock issuable upon achievement of revenue targets was primarily due to a change in estimate of forecasted revenue, partially offset by the decrease in the market value of the Company’s Class A common stock during the period.
T
he following table provides a roll-forward of the aggregate fair values of the Compa
n
y’s contingent consideration liabilities for which fair value is determined by Level 3 inputs (in thousands):

Contingent
Consideration
Liabilities
Fair value at December 31, 2020	$2,194
Acquisition of PolicyFuel	3,784
Change in fair value of contingent consideration related to Crosspointe acquisition	(1,108)
Change in fair value of contingent consideration related to PolicyFuel acquisition	1,244

Fair value at September 30, 2021	$6,114

5. Goodwill and Acquired Intangible Assets
Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performin
g its goodwill impairment analysis. To date, the Company has had no impairments to goodwill.
Changes in goodwill for the nine months ended September 30, 2021 were as follows (in thousands):

Balance, January 1, 2021	$9,794
Final adjustment to Crosspointe purchase price allocation	175
Goodwill resulting from PolicyFuel acquisition	11,697

Balance, September 30, 2021	$21,666

Acquired intangible assets consisted of the following (in thousands):

		September 30, 2021
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	7.6	$10,200	$(1,376)	$8,824
Developed technology	3	1,700	(76)	1,624
Other identifiable intangible assets	2.8	570	(146)	424

		$12,470	$(1,598)	$10,872

		December 31, 2020
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	5	$3,600	$(464)	$3,136
Other identifiable intangible assets	3.7	270	(40)	230

		$3,870	$(504)	$3,366

Future amortization expense of the intangible assets as of September 30, 2021, is expected to be as follows (in thousands):

Year Ending December 31,
2021 (Remaining three months)	$645
2022	2,276
2023	2,001
2024	1,715
2025	960
Thereafter	3,275

$10,872

6. Balance Sheet Detail
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Commissions receivable, current portion	$5,978	$3,842
Prepaid expenses and other current assets	5,505	4,610

	$11,483	$8,452

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020

Accrued employee compensation and benefits	$2,607	$4,105
Accrued advertising expenses	13,226	2,596
Other current liabilities	4,353	2,720

	$20,186	$9,421

7. Loan and Security Agreement
As of September 30, 2021, the Company had available borrowings of $25.0 million under its amended Loan and Security Agreement (the “2020 Loan Agreement”). Pursuant to the 2020 Loan Agreement, borrowings under the revolving line of credit cannot exceed 80% of eligible accounts receivable balances, bear interest at the greater of 3.25% or the prime rate and mature in August 2022. Borrowings are collateralized by substantially all of the Company’s assets and property.
Under the 2020 Loan Agreement, the Company is subject to specified affirmative and negative covenants until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions. In addition, the Company is required to maintain a financial performance covenant: a minimum asset coverage ratio of 1.5 to 1, calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. As of September 30, 2021, the Company was in compliance with these covenants. Events which would meet the criteria of a default under the 2020 Loan Agreement include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company.
As of September 30, 2021, the Company had no amounts outstanding on the revolving line of credit.
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
During the three and nine months ended September 30, 2021, the Company issued

19,584
shares of common stock to the former owners of Crosspointe upon achievement of the first annual target of the contingent consideration arrangement (see Note 3).
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
2,500,000

shares of Class A common stock; (ii)
5%
o
f the sum of the n
u
mber of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by
1,410,678

shares effective as of January 1, 2021 in accordance with the provisions of the 2018 Plan described above. As of September 30, 2021,
2,275,815

shares remain available for future grants under the 2018 Plan.
Options and RSUs granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire no longer than ten years

from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices.
During the nine months ended September 30, 2021, the Company granted
904,035

service-based RSUs under the 2018 Plan with an aggregate grant date fair value of
$
33.5
 million.
During the nine months ended September 30, 2021, the Company granted
26,788
service- and performance-based RSUs under the 2018 Plan with an aggregate grant date fair value of
$
1.3
 million.
Inducement Grants
In connection with the acquisition of PolicyFuel, the Company granted RSUs to newly hired employees. The RSUs were approved by the Company’s board of directors and were granted as an inducement material to the new employees entering into employment with the Company in accordance with Nasdaq Rule 5635(c)(4) (the “Inducement Awards”). The Inducement Awards were granted outside of the 2018 Plan.
During the nine months ended September 30, 2021, the Company granted
52,529

service-based RSUs as Inducement Awards with an aggregate grant date fair value of $
1.1
 million.
During the nine months ended September 30, 2021, the Company granted
86,518

service- and performance-based RSUs as Inducement Awards with an aggregate grant date fair value of $
1.9

million.
During the nine months ended September 30, 2021, the Company granted service- and performance-based RSUs as Inducement Awards that will vest for a variable number of shares of the Company’s Class A common stock upon the achievement (at varying levels) of certain revenue targets measured at twelve-month intervals over the next three years
. The number of shares to be issued upon achievement of each of the revenue targets will be based on a fixed dollar value divided by the volume weighted average price per share of the Company’s Class A common stock for a
20
-day
period preceding each revenue achievement determination date. The number of shares of Class A common stock that may be issued in settlement of such awards is capped at
173,042
, with any remainder being settleable in cash or unregistered shares solely at the Company’s option. Because a variable number of shares will be issued for a fixed dollar amount, the Company has accounted for the obligation to issue such shares as a liability. As of September 30, 2021, the balance of the liability included in accrued expenses and other current liabilities was less than $
0.1
 million.

During the nine months ended September 30, 2021, the Company granted 17,030 performance-based RSUs as Inducement Awards with no service requirement as PolicyFuel contingent consideration. The fair value of this issuance has been included in the fair value of contingent consideration (see Notes 3 and 4). During the nine months ended September 30, 2021, the Company granted performance-based RSUs as Inducement Awards as PolicyFuel contingent consideration that will vest for a variable number of shares of the Company’s Class A common stock upon the achievement (at varying levels) of certain revenue targets measured at twelve-month intervals over the next three years, but which have no service conditions. The number of shares to be issued upon achievement of each of the revenue targets is based on a fixed dollar amount divided by the volume weighted average price per share of the Company’s Class A common stock for a
20-
day
period preceding each revenue target determination date. The maximum number of shares of Class A common stock that may be issued as Inducement Awards in settlement of the contingent consideration obligation is capped a
t 34,060, with any remainder being settleable in cash or unregistered shares solely at the Company’s option. The fair value of such awards has been included in the fair value of contingent consideration (see Notes 3 and 4).
Stock-Based Compensation
The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$108	$111	$282	$253
Sales and marketing	3,366	3,080	9,216	7,322
Research and development	2,692	2,228	7,340	5,366
General and administrative	2,182	1,781	6,119	5,049

	$8,348	$7,200	$22,957	$17,990

Stock-based compensation expense for the three and nine months ended September 30, 2021 included a total of $0.5 million and $1.3 million, respectively, related to unvested RSUs and option awards with performance-based vesting conditions, including options with performance- and market-based vesting conditions, for which the performance-based condition has not yet been achieved but has been deemed probable of being achieved.
As of September 30, 2021, unrecognized compensation expense for RSUs and option awards with service-based vesting conditions and RSUs and option awards with performance-based vesting conditions either achieved or deemed probable of being achieved was $47.7 million, which is expected to be recognized over a weighted average period of 3.0 years. Additionally, the Company had unrecognized compensation expense of $1.8 million related to unvested awards with performance-based vesting conditions, which have not been deemed probable.
10. Commitments and Contingencies
Leases
The Company leases office space under various
non-cancelable
operating leases. There have been no material changes to the Company’s leases during the three or nine months ended September 30, 2021. For additional information, please read Note 11,
 Leases,
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

Through September 30, 2021 and December 31, 2020, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2021 and December 31, 2020.
Legal Proceedings and Other Contingencies
The Company was contacted by a representative from a state tax assessor’s office requesting remittance of uncollected sales taxes. The Company does not believe its services are taxable in this state and is investigating this request and intends to vigorously defend this position. If the Company does not prevail in its position, uncollected sales taxes due for the period could amount to approximately $1.5 million, including interest and penalties. The Company has not recorded any liabilities related to this matter as th
e
 loss has not been deemed probable.
On November 1, 2021, the Company was named a defendant in a putative, statewide (Florida) class action lawsuit in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County. The complaint alleges violations of the Florida Telephone Solicitation Act (“FTSA”). Specifically, the plaintiff alleges the Company engaged in telephonic sales calls to consumers without having secured the prior express written consent of those consumers, as required by the FTSA. The Company believes the plaintiff’s claims lack merit. The Company intends to vigorously defend the suit.
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
11. Retirement Plan
The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax
basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.2 million for each of the three months ended September 30, 2021 and 2020, and contributed $0.7 million and $0.5 million during the nine months ended September 30, 2021 and 2020, respectively.
12. Related Party Transactions
The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended September 30, 2021 and 2020, the Company recorded expense of $0.8 million and $0.7 million, respectively, related to these arrangements. During the three months ended September 30, 2021 and 2020, the Company paid $1.1 million and $0.4 million, respectively, related to these arrangements. During the nine months ended September 30, 2021 and 2020, the Company recorded expense of $2.7 million and $2.4 million, respectively, related to these arrangements. During the nine months ended September 30, 2021 and 2020, the Company paid $2.9 million and $2.4 million, respectively, related to these arrangements. As of September 30, 2021, and December 31, 2020, amounts due to related-party affiliates totaled $0.4 million and $0.5 million, respectively, which were included in accounts payable on the balance sheets.

2
1

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
Since 2011, our core mission has been to make finding insurance easy and more personal, saving consumers and insurance providers time and money. We are working to build the largest and most trusted online insurance marketplace in the world. In pursuing this goal, we have consistently innovated through our disruptive data driven approach. Highlights of our history of innovation include:

•	In 2011, we launched the EverQuote marketplace for auto insurance.

•	In 2013, we launched EverQuote Pro, our provider portal, for carriers.

•	In 2015, we launched EverQuote Pro for agents.

•	In 2016, we added home and life insurance in our marketplace.

•	In 2018, we exceeded 46 million cumulative quote requests since launch of our marketplace.

•	In 2019, we added health, renters and commercial insurance in our marketplace.

•	In 2020, we launched our direct-to-consumer insurance offerings in our life vertical and in our health vertical via the acquisition of Crosspointe Insurance & Financial Services, LLC, or Crosspointe.

•	In August 2021, we launched our direct-to-consumer insurance offerings in our auto and home verticals via the acquisition of Policy Fuel LLC and its affiliates, or PolicyFuel.

In the three months ended September 30, 2021 and 2020, our total revenue was $107.6 million and $90.0 million, respectively, representing year-over-year growth of 19.5%. We had net losses of $5.3 million and $3.2 million for the three months ended September 30, 2021 and 2020, respectively, and had $2.7 million and $5.2 million in adjusted EBITDA for the three months ended September 30, 2021 and 2020, respectively. In the nine months ended September 30, 2021 and 2020, our total revenue was $316.4 million and $249.6 million, respectively, representing year-over-year growth of 26.8%. We had net losses of $11.0 million and $7.4 million for the nine months ended September 30, 2021 and 2020, respectively, and had $14.1 million and $13.0 million in adjusted EBITDA for the nine months ended September 30, 2021 and 2020, respectively. See the section titled “—Non-GAAP Financial
Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.
COVID-19
In March 2020, the World Health Organization declared the outbreak of
COVID-19
a pandemic. The
COVID-19
pandemic has continued to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place
orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that
COVID-19
will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day
operations and could disrupt our business and operations, as well as that of our customers and consumer traffic to our marketplace for an indefinite period of time. For example, we believe that immediately after shelter-in-place
orders went into effect consumers performed less searches for insurance online. To support the health and well-being of our employees, customers, partners and communities, a majority of our employees continue to work remotely, however our offices are open for use. While such disruptions have not had a material adverse impact on our financial results through September 30, 2021, such disruptions may impact consumer insurance shopping behavior. We continue to monitor and are managing our operations for the ongoing impact of
COVID-19.
Factors Affecting Our Performance
We believe that our performance and future growth depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Auto insurance industry risk
We derive a significant portion of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. For example, in 2016, the U.S. commercial auto insurance industry experienced its worst underwriting performance in 15 years, with higher loss ratios that were driven by both adverse claim severity and frequency trends. As a result, our auto insurance carrier customers reduced marketing spend and cost per sale targets the following year, ultimately impacting our revenue growth in the auto insurance vertical in 2017. More recently, and specifically starting in the third quarter of 2021, the auto insurance industry has experienced similar challenges, which is impacting our revenue growth in the auto insurance vertical. We believe this trend will continue into 2022.
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
Revenue per quote request
We seek to increase our revenue per quote request by attaining higher insurance provider bids and by increasing the number of referrals per quote request. Insurance provider bids are influenced by competition in our marketplace auctions, the performance of our consumer referrals for insurance providers relative to other consumer acquisition channels, as well as by market conditions, insurance provider budgets and insurance providers’ new customer acquisition targets. Increases in revenue per quote request allow us to increase advertising and consumer traffic to our marketplace while maintaining or increasing variable marketing margin. We believe revenue per quote request will decrease in the near term as a result of reduced marketing spend from our auto insurance carrier customers.

Cost per quote request
We seek to efficiently acquire consumers by increasing the effectiveness of our consumer advertising and insurance marketplace. Cost per quote request is influenced by the cost and mix of advertising and the conversion rate of marketplace visitors who request an insurance quote. While we seek to minimize cost per quote request, we may incur increased cost per quote request in order to achieve profitability at relative volumes of quote requests and revenue per quote request. We believe cost per quote request will decrease in the near term as a result of reduced marketing spend by the auto insurance industry.
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

We recognize revenue from consumer referrals at the time of delivery. Our revenue is comprised of consumer referral fees from the automotive and other insurance verticals, which includes home and renters, life, health and commercial insurance verticals, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Automotive	$89,666	74,779	$260,505	$207,014
Other	17,897	15,198	55,943	42,629

Total Revenue	$107,563	$89,977	$316,448	$249,643

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
Acquisition-related
Acquisition-related costs include expenses associated with third-party professional services we utilize for the evaluation and execution of acquisitions as well as changes in the fair value of our contingent consideration liabilities recorded as the result of the Crosspointe and PolicyFuel acquisitions.

Other Income
Other income consists of interest income and other income. Interest income consists of interest earned on invested cash balances. Other income consists of miscellaneous income unrelated to our core operations.
Income Taxes
We have not recorded income tax benefits for the net operating losses incurred or the research and development tax credits generated in the nine months ended September 30, 2021 and 2020, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss and tax credit carryforwards will not be realized. As of December 31, 2020, we had federal net operating loss carryforwards of $72.9 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $63.9 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2020, we had state net operating loss carryforwards of $60.7 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $4.5 million and $2.4 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively. We had recorded a full valuation allowance against our net deferred tax assets at December 31, 2020. During the three and nine months ended September 30, 2021, we released $2.5 million of our valuation allowance related to the net deferred tax liability recorded as a result of the PolicyFuel acquisition. We maintain a valuation allowance on our overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.
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
Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net loss	$(5,272)	$(3,184)	$(10,954)	$(7,434)
Stock-based compensation	8,348	7,200	22,957	17,990
Depreciation and amortization	1,298	731	3,608	2,174
Acquisition-related	819	480	1,005	480
Interest income	(9)	(18)	(33)	(176)
Benefit from income taxes	(2,510)	—	(2,510)	—

Adjusted EBITDA	$2,674	$5,209	$14,073	$13,034

Results of Operations
Comparison of the Three and Nine months ended September 30, 2021 and 2020
The following tables set forth our results of operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Statement of Operations Data:
Revenue(1)	$107,563	$89,977	$316,448	$249,643

Cost and operating expenses(2):
Cost of revenue	5,994	5,378	17,758	15,690
Sales and marketing	92,545	73,598	265,724	204,663
Research and development	9,259	8,149	26,885	21,574
General and administrative	6,731	5,661	18,527	15,134
Acquisition-related	819	480	1,005	480

Total cost and operating expenses	115,348	93,266	329,899	257,541

Loss from operations	(7,785)	(3,289)	(13,451)	(7,898)

Other income (expense):
Interest income	9	18	33	176
Other income (expense), net	(6)	87	(46)	288

Total other income (expense), net	3	105	(13)	464

Loss before income taxes	(7,782)	(3,184)	(13,464)	(7,434)
Benefit from income taxes	2,510	—	2,510	—

Net loss	$(5,272)	$(3,184)	$(10,954)	$(7,434)

Other Financial and Operational Data:
Quote requests	7,613	6,291	22,114	20,460
Variable marketing margin	$32,401	$29,428	$96,669	$76,721
Adjusted EBITDA(3)	$2,674	$5,209	$14,073	$13,034

(1)	Comprised of revenue from the following distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Direct channels	89%	93%	90%	93%
Indirect channels	11%	7%	10%	7%

	100%	100%	100%	100%

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Cost of revenue	$108	$111	$282	$253
Sales and marketing	3,366	3,080	9,216	7,322
Research and development	2,692	2,228	7,340	5,366
General and administrative	2,182	1,781	6,119	5,049

	$8,348	$7,200	$22,957	$17,990

(3)	See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.
Revenue:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)				(dollars in thousands)
Revenue	$107,563	$89,977	$17,586	19.5%	$316,448	$249,643	$66,805	26.8%
Revenue increased by $17.6 million from $90.0 million for the three months ended September 30, 2020 to $107.6 million for the three months ended September 30, 2021. The increase in revenue was due to increases of $14.9 million and $2.7 million from our automotive and other insurance marketplace verticals, respectively. The increase in revenue from our automotive vertical was primarily due to an increase in the volume of quote requests resulting from increased advertising to attract consumers, partially offset by a decrease in revenue per quote request. The increase in revenue from our other marketplace verticals was driven by an increase in revenue per quote request as a result of increased demand for consumer referrals by our insurance providers.
Revenue increased by $66.8 million from $249.6 million for the nine months ended September 30, 2020 to $316.4 million for the nine months ended September 30, 2021. The increase in revenue was due to increases of $53.5 million and $13.3 million from our automotive and other insurance marketplace verticals, respectively. The increase in revenue from our automotive vertical was primarily due to an increase in revenue per quote request as a result of increased demand for higher performing consumer referrals by our insurance providers and an increase in the volume of quote requests resulting from increased advertising to attract consumers. The increase in revenue from our other marketplace verticals was primarily driven by an increase in revenue per quote request as a result of increased demand for consumer referrals by our insurance providers.
Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$5,994	$5,378	$616	11.5%	$17,758	$15,690	$2,068	13.2%
Percentage of revenue	5.6%	6.0%			5.6%	6.3%

Cost of revenue increased by $0.6 million from $5.4 million for the three months ended September 30, 2020 to $6.0 million for the three months ended September 30, 2021. The increase in cost of revenue was primarily due to increased third-party call center costs of $0.8 million related to volume increases of call referrals and increased depreciation and amortization expense of $0.2 million, partially offset by a decrease in hosting costs of $0.3 million.
Cost of revenue increased by $2.1 million from $15.7 million for the nine months ended September 30, 2020 to $17.8 million for the nine months ended September 30, 2021. The increase in cost of revenue was primarily due to increased third-party call center costs of $1.3 million related to volume increases of call referrals, increased depreciation and amortization expense of $0.5 million, increased hosting costs of $0.2 million and increased technical service costs of $0.2 million.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)				(dollars in thousands)
Sales and marketing expense	$92,545	$73,598	$18,947	25.7%	$265,724	$204,663	$61,061	29.8%
Percentage of revenue	86.0%	81.8%			84.0%	82.0%
Sales and marketing expenses increased by $18.9 million from $73.6 million for the three months ended September 30, 2020 to $92.5 million for the three months ended September 30, 2021. The increase in sales and marketing expense was primarily due to an increase in advertising expenditures of $14.6 million and an increase in personnel-related costs of $3.7 million.
Sales and marketing expenses increased by $61.1 million from $204.7 million for the nine months ended September 30, 2020 to $265.7 million for the nine months ended September 30, 2021. The increase in sales and marketing expense was primarily due to an increase in advertising expenditures of $46.8 million and an increase in personnel-related costs of $12.2 million. Personnel-related costs for the nine months ended September 30, 2021 and 2020 included stock-based compensation expense of $9.2 million and $7.3 million, respectively.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)				(dollars in thousands)
Research and development expense	$9,259	$8,149	$1,110	13.6%	$26,885	$21,574	$5,311	24.6%
Percentage of revenue	8.6%	9.1%			8.5%	8.6%
Research and development expenses increased by $1.1 million from $8.1 million for the three months ended September 30, 2020 to $9.3 million for the three months ended September 30, 2021. The increase in research and development expense was primarily due to an increase in personnel-related costs of $0.6 million as a result of our continued hiring of research and development employees and a shift towards hiring more senior personnel, to further develop and enhance our marketplace websites and technology. Personnel-related costs for the three months ended September 30, 2021 and 2020 included stock-based compensation expense of $2.7 million and $2.2 million, respectively. Technical service costs also increased by $0.4 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Research and development expenses increased by $5.3 million from $21.6 million for the nine months ended September 30, 2020 to $26.9 million for the nine months ended September 30, 2021. The increase in research and development expense was primarily due to an increase in personnel-related costs of $4.4 million as a result of our continued hiring of research and development employees and a shift towards hiring more senior personnel, to further develop and enhance our marketplace websites and technology. Personnel-related costs for the nine months ended September 30, 2021 and 2020 included stock-based compensation expense of $7.3 million and $5.4 million, respectively. Technical service costs also increased by $0.9 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)				(dollars in thousands)
General and administrative expense	$6,731	$5,661	$1,070	18.9%	$18,527	$15,134	$3,393	22.4%
Percentage of revenue	6.3%	6.3%			5.9%	6.1%
General and administrative expenses increased by $1.1 million from $5.7 million for the three months ended September 30, 2020 to $6.7 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $0.8 million. Personnel-related costs for the three months ended September 30, 2021 and 2020 included stock-based compensation expense of $2.2 million and $1.8 million, respectively.
General and administrative expenses increased by $3.4 million from $15.1 million for the nine months ended September 30, 2020 to $18.5 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $2.1 million, an increase in professional and accounting fees of $0.5 million and an increase in insurance costs of $0.4 million. Personnel-related costs for the nine months ended September 30, 2021 and 2020 included stock-based compensation expense of $6.1 million and $5.0 million, respectively.
Acquisition-related
Acquisition-related costs for the three and nine months ended September 30, 2021 include expenses associated with third-party professional services we utilized for the evaluation of our anticipated acquisition of PolicyFuel of $0.4 million and $0.9 million, respectively, as well as changes in the fair value of our contingent consideration liabilities related to our acquisitions of $0.4 million and $0.1 million, respectively. The change in the fair value of our contingent consideration liabilities was primarily due to a change in estimate of our forecasted revenue related to PolicyFuel, partially offset by a decrease in the market value of our Class A common stock during the periods.
Acquisition-related costs for each of the three and nine months ended September 30, 2020 were $0.5 million consisting of expenses associated with third-party professional services we utilized for our acquisition of Crosspointe.
Other Income (Expense)
Other income (expense), net was not significant for the three and nine months ended September 30, 2021. Other income (expense), net included sublease income of $0.1 million and $0.3 million in the three and nine months ended September 30, 2020, respectively.
Benefit from income taxes
We recorded an income tax benefit of $2.5 million for the three and nine months ended September 30, 2021 due to the release of a portion of our valuation allowance as a result of the PolicyFuel acquisition. The net deferred tax liability recorded for PolicyFuel primarily relates to the intangible assets recognized in purchase accounting which are non-deductible
for tax purposes and result in a deferred tax liability. The net deferred tax liability is a source of income to support the recognition of a portion of our existing deferred tax assets. Therefore, we recorded a discrete tax benefit for the release of a portion of our valuation allowance related to the net deferred tax liability recorded in purchase accounting. We maintain a valuation allowance on our overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.
Quote Requests

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands except percentages)				(in thousands except percentages)
Quote requests	7,613	6,291	1,322	21.0%	22,114	20,460	1,654	8.1%
Quote requests increased for the three and nine months ended September 30, 2021 as compared to prior year periods due to increased spending on advertising.

Variable Marketing Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(dollars in thousands)				(dollars in thousands)
Revenue	$107,563	$89,977	$17,586	19.5%	$316,448	$249,643	$66,805	26.8%
Less: total advertising expense (a component of sales and marketing expense)	75,162	60,549			219,779	172,922

Variable marketing margin	$32,401	$29,428	$2,973	10.1%	$96,669	$76,721	$19,948	26.0%

Percentage of revenue	30.1%	32.7%			30.5%	30.7%
The increase in variable marketing margin was due primarily to increased quote requests.
Liquidity and Capital Resources
At September 30, 2021, our principal sources of liquidity were cash and cash equivalents of $41.8 million and availability of $25.0 million under our revolving line of credit.
Borrowings under our revolving line of credit are collateralized by substantially all of our assets and property. Additionally, we are subject under our revolving line of credit to affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. As of September 30, 2021, we were in compliance with these covenants. Events of default under our revolving line of credit include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse events with respect to us. In the event of a default, the lender may declare all borrowings immediately due and payable.
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
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$14,048	$13,903
Net cash used in investing activities	(18,230)	(17,638)
Net cash provided by financing activities	3,091	3,562
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	—

Net decrease in cash, cash equivalents and restricted cash	$(1,097)	$(173)

Net cash provided by operating activities
Operating activities provided $14.0 million and $13.9 million of cash during the nine months ended September 30, 2021 and 2020, respectively. Cash provided by operating activities in the nine months ended September 30, 2021 primarily resulted from the offset of net non-cash
charges of $24.2 million to our net loss of $11.0 million and net cash provided by changes in our operating assets and liabilities of $0.8 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $1.7 million decrease in accounts receivable and an aggregate $1.2 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $0.9 million increase in prepaid expenses and other current assets and a $1.1 million increase in other assets. During the nine months ended September 30, 2020, operating activities provided $13.9 million of cash, which primarily resulted from the offset of net non-cash
charges of $20.2 million to our net loss of $7.4 million and net cash provided by changes in our operating assets and liabilities of $1.2 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $7.7 million increase in accounts payable and accrued expenses and other current liabilities and a $2.0 million decrease in prepaid expenses and other current assets, partially offset by a $9.3 million increase in accounts receivable. Other long-term liabilities also increased by $0.8 million primarily due to the deferred payment of employer tax remittances.
Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities in both periods were generally due to growth in our business and timing of customer and vendor invoicing and payments.
Net cash used in investing activities
Net cash used in investing activities was $18.2 million and $17.6 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 included cash paid of $16.0 million and $14.9 million to purchase PolicyFuel and Crosspointe, respectively. Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 also included the acquisition of property and equipment, which included the purchase of computer equipment for our operations and employees, equipment, furniture and leasehold improvements and the capitalization of certain software development costs. During the nine months ended September 30, 2021 and 2020, we capitalized $1.7 million and $2.1 million of software development costs, respectively.
Net cash provided by financing activities
During the nine months ended September 30, 2021 and 2020, net cash provided by financing activities was $3.1 million and $3.6 million, respectively, and consisted of proceeds received from the exercise of common stock options.
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

Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form
10-Q.
During the nine months ended September 30, 2021 and 2020, inflation and changing prices have not had a material effect on our business. We are unable to predict whether inflation or changing prices will materially affect our business in the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have a credit agreement that provides us with a revolving line of credit of up to $25.0 million. Borrowings bear interest at a floating rate of the greater of 3.25% or the prime rate. As of September 30, 2021, we had no outstanding borrowings under our revolving line of credit and therefore no material exposure to fluctuations in interest rates.
We contract with vendors in foreign countries and have foreign subsidiaries. As such, we have exposure to adverse changes in exchange rates of foreign currencies associated with our foreign transactions and our foreign subsidiaries. We believe this exposure to be immaterial. We do not hedge against this exposure to fluctuations in exchange rates.
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

•	Controls over the completeness and accuracy of data relevant to certain automated revenue calculations
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
Remediation Plan
We and our board of directors are committed to maintaining a strong internal control environment. Management, with the oversight of the audit committee of our board of directors, has evaluated the material weaknesses described above and designed a remediation plan to address the material weaknesses and enhance our internal control environment. The remediation plan is being implemented and includes a robust risk assessment process coupled with additional controls and procedures. Management is committed to successfully implementing the remediation plan as promptly as possible.

Changes in Internal Control over Financial Reporting
Other than the identification of the material weaknesses and remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to legal proceedings and this item is included in Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form
10-Q,
which is incorporated herein by reference.
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
A substantial majority of our revenue is derived from sales of consumer referrals to insurance providers, including both insurance carriers and agents. Our relationships with insurance providers are dependent on our ability to deliver quality referrals at attractive volumes and prices. If insurance providers are not able to acquire their preferred referrals in our marketplace, they may stop buying referrals from us, or may decrease the amount they are willing to spend for referrals. Our agreements with insurance providers are short-term agreements, and insurance providers can stop participating in our marketplace at any time with no notice. As a result, we cannot guarantee that insurance providers will continue to work with us, or, if they do, the number of referrals they will purchase from us, the price they will pay per referral or their total spend with us. For example, we are currently experiencing, and expect to continue to experience, a decrease in auto insurance carrier marketing spend, which we believe is due to challenges in the auto insurance industry. In addition, we may not be able to attract new insurance providers to our marketplace or increase the amount of revenue we earn from insurance providers over time.
If we are unable to maintain existing relationships with insurance providers in our marketplace, or are unable to add new insurance providers, we may be unable to offer our consumers the shopping experience they expect. This deficiency could reduce consumers’ confidence in our services, making us less popular with consumers. As a result, consumers could cease to use us, or use us at a decreasing rate.
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
business could suffer.

If one or more of the search engines or other online sources on which we rely for purchased listings or visitor traffic modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of quote requests generated by consumer traffic varies and can decline from to time. For example, quote requests increased to 4,113,000 in the three months ended March 31, 2019, increased to 4,519,000 in the three months ended June 30, 2019, increased to 5,516,000 in the three months ended September 30, 2019 and increased to 5,863,000 in the three months ended December 31, 2019. Quote requests increased to 7,392,000 in the three months ended March 31, 2020, decreased to 6,777,000 in the three months ended June 30, 2020 decreased to 6,291,000 in the three months ended September 30, 2020 and increased to 6,553,000 in the three months ended December 31, 2020. Quote requests increased to 7,720,000 in the three months ended March 31, 2021, decreased to 6,781,000 in the three months ended June 30, 2021, and increased to 7,613,000 in the three months ended September 30, 2021. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer quote requests.
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
The degree to
which COVID-19 impacts
our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration of the
COVID-19
pandemic, its severity, the actions to contain the virus or treat its impact, other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption, and how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the degree to which the pandemic will impact our users, insurance provider customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us. The impact of
COVID-19
could also exacerbate other risks discussed in this Risk Factors section and this report, which could in turn have a material adverse effect on us. Developments related to
COVID-19
have been rapidly changing, and additional impacts and risks may arise that we are not currently aware of or to which we may not be able to appropriately respond.
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
Sales to Progressive Casualty Insurance Company accounted for 22% of our revenue for the year ended December 31, 2020 and 18% of our revenue for the nine months ended September 30, 2021. This customer made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that this customer will continue to purchase from us at its historical levels or at all. If this customer were to reduce its level of purchases from us or discontinue its relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.
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
Insurance providers in our marketplace participate in a unified, real-time auction. Since our agreements with insurance providers are short-term agreements, insurance providers can decrease their bids or stop participating in our auctions at any time with no notice. In addition, insurance providers frequently change their bidding in our auctions, which can make it difficult to predict revenue from period to period. Because our insurance provider customers can stop buying from us, or spend less with us, at any time our business, results of operations and financial condition could be materially adversely affected with little to no notice. For example, some of our large auto insurance carrier customers have reduced their bids, and have indicated further bid reductions, in response to challenges in the auto insurance industry.
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
A substantial majority of the insurance purchased through our marketplace is automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 82% of our total revenue for the nine months ended September 30, 2021 and 82% of our revenue for the year ended December 31, 2020. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. For example, we believe that some of our large auto insurance carrier customers are experiencing higher than expected loss ratios and, as a result, these carriers are decreasing their marketing spend with us. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. Similarly, we believe that current shortages of semiconductor chips for new car production, as well as the availability of automotive parts used in car repair, is resulting in higher insurance claims losses and increasing insurance carrier loss ratios.

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
Our revenue grew from $96.8 million in 2015 to $122.8 million in 2016, to $126.2 million in 2017, to $163.3 million in 2018, to $248.8 million in 2019 and to $346.9 million in 2020, increases of 26.8%, 2.8%, 29.4%, 52.3% and 39.4%, respectively. Our revenue grew from $90.0 million for the three months ended September 30, 2020 to $107.6 million for the three months ended September 30, 2021 and from $250.0 million for the nine months ended September 30, 2020 to $316.4 million for the nine months ended September 30, 2021, increases of 19.5% and 26.8%, respectively. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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
Cybersecurity risks have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. We have been subject to, and are likely to continue to be the target of, cyberattacks. These cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, improper access by employees or third-party partners or other security breaches that have or could in the future result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, confidential and other information concerning employees or consumers, or otherwise materially disrupt our or our other third party partners’ network access or business operations.
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
Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, insurance providers and other constituents within the insurance industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. For example, in September 2020, we closed our acquisition of Crosspointe Insurance & Financial Services, LLC, or Crosspointe, and in August 2021, we closed our acquisition of Policy Fuel, LLC and its affiliated entities. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

•
potential liabilities for reputational harm from activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

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
We were previously subject to class action lawsuits alleging violations of the Telephone Consumer Protection Act, or TCPA, and were subject to a class action lawsuit alleging federal securities law violations in connection with our initial public offering, or IPO, and may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract, breach of federal and state privacy laws, and intellectual property infringement that might necessitate changes to our business or operations. Regardless of whether any claims against us have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management’s time away from our operations. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results.

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
For example, we engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of statutes and regulations, including the TCPA and Telemarketing Sales Rules, that govern those communications and the use of automatic telephone dialing systems, or ATDS, and artificial or pre-recorded
voice messages. The U.S. Federal Communications Commission, or the FCC, and the U.S. Federal Trade Commission, or the FTC, have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls. Many states have similar consumer protection laws regulating telemarketing. These laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. The TCPA does not currently distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.
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
We assess customer insurance needs, collect customer contact information and provide other product offerings, which results in us receiving personal information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect individual privacy and the privacy and security of personal information. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the insurance providers who use our marketplace violate applicable laws and regulations. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as the word is broadly defined in the law) and places increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provides such consumers a new right to opt-out of
certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. The CCPA authorized the Attorney General of the state of California to bring enforcement actions for violations beginning July 1, 2020. The CCPA may have a substantial negative impact on our business activities and increase our compliance costs and potential liability. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or the CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Many similar privacy laws have been proposed at the federal level and in other states. These potential new laws may impact our business practice and/or the business practices of our customers and may have a material impact on our business activities.
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
The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $63.44 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through September 30, 2021. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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
The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 77% of the voting power of our capital stock as of September 30, 2021; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held approximately 76% of the voting power of our capital stock as of that date. This concentration of voting power will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 77% of the voting power of our capital stock as of September 30, 2021; and Link Ventures, directly or through a voting agreement pursuant to which each of Seth Birnbaum, through his heirs and estate, and Tomas Revesz have agreed to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 76% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio
between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or
the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.
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
In addition to our outstanding Class A common stock, as of September 30, 2021, there were 924,508 shares of Class A common stock subject to outstanding options, 784,439 shares of either Class A common stock or Class B common stock subject to outstanding options, 2,796,380 shares of Class A common stock subject to outstanding restricted stock units, or RSUs, and an additional 2,275,815 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 14,451,367 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such
shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of September 30, 2021, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.
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
We are in the process of implementing a remediation plan designed to improve our internal control over financial reporting to remediate these material weaknesses, which remediation plan includes a robust risk assessment process coupled with additional controls and procedures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
In connection with our acquisition of PolicyFuel on August 13, 2021, we agreed to issue to the former equity holders of PolicyFuel up to 182,281 shares of Class A common stock, over the next three years, subject to the achievement of specified revenue targets. Additionally, upon the achievement of these performance conditions, we also agreed to issue shares of Class A common stock with a value of up to $5.9 million. The number of these shares to be issued will be determined by the dollar value earned by the former equity holders, divided by the volume weighed average price per share of our Class A common stock for a
20-day
period preceding each revenue target determination date. In connection with the PolicyFuel acquisition we also registered under the Securities Act the issuance of shares of Class A common stock issuable upon vesting of performance-based RSUs that were issued as inducement awards. In the event the number of registered shares is insufficient to fulfill the number of shares required to be issued at the time the performance condition is met, we may issue to the recipients either cash or unregistered securities. The unregistered shares described above will be issued by us in a private placement pursuant to an exemption from registration under the Securities Act, provided by Section 4(a)(2) of the Securities Act. No underwriters were involved with the agreement to issue any of these shares.
On August 12, 2021, we issued 19,584 shares of Class A common stock to the former equity holders of Crosspointe as contingent consideration in connection with our acquisition of Crosspointe. These shares were issued by us in a private placement pursuant to an exemption from registration under the provided by Section 4(a)(2) of the Securities Act. No underwriters were involved with the agreement to issue any of these shares.
Use of Proceeds
Our initial public offering of Class A common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-225379) that was
declared effective by the Securities and Exchange Commission, or SEC, on June 27, 2018. The net offering proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, were $48.6 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as
compensation for board or board committee service. As of September 30, 2021, we estimate that we have used approximately $48.4 million of the net proceeds from our IPO for general corporate purposes, capital expenditures and our acquisitions of Crosspointe and PolicyFuel, including $7.0 million to repay amounts outstanding under our revolving line of credit with Western Alliance Bank. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018.

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

EVERQUOTE, INC.

Date: November 8, 2021	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2021	By:	/s/ John Wagner
John Wagner Chief Financial Officer and Treasurer (Principal Financial Officer)