Form 10-K
period 2021-12-31
EverQuote, Inc.
filed 2022-02-25
CIK 1640428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit
r
eport.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐
 No
  ☒
Based on the closing price of the registrant’s Class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2021, the aggregate market value of its Class A common stock and Class B common stock (based on a closing price of $32.68 per share on June 30, 2021 as reported on the Nasdaq Global Market) held by non-affiliates was approximately $639.0 million.
As of February 11, 2022, the registrant had 23,606,229 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 6,407,678 shares of Class B common stock, $0.001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on
Form 10-K.

EverQuote, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Annual Report on Form
10-K,
including statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations and statements regarding the anticipated impact on our business of the coronavirus
(COVID-19)
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

•	our ability to attract and retain consumers and insurance providers using our marketplace;

•	our dependence on our relationships with insurance providers with no long-term contracts;

•	our reliance on a single insurance provider for a significant portion of our revenue;

•	our dependence on revenue from automotive insurance providers for a significant portion of our revenue and exposure to risks related to the automotive insurance industry;

•	our ability to attract consumers searching for insurance, including through search engines, display advertising, email and social media;

•	our ability to develop new and enhanced products and services to attract and retain consumers and insurance providers, and our ability to successfully monetize them;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;

•	our ability to maintain and build our brand;

•	our ability to properly collect, process, store, share, disclose and use consumer information and other data;

•	our reliance on our third-party service providers;

•	the impact of competition in our industry and innovation by our competitors;

•	our ability to hire and retain necessary qualified employees to expand our operations;

•	our limited experience and increased reliance on acquiring quote requests from third-party sources;

•	our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business;

•
the material weaknesses in our internal control over financial reporting that we and our independent registered public accounting firm have identified which, if not remediated, may cause us to not be able to accurately or timely report our financial condition or results of operations;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; and

•	the future trading prices of our Class A common stock

PART I
Except where the context otherwise requires or where otherwise indicated, the terms “EverQuote,” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to EverQuote, Inc. and its consolidated subsidiaries.

ITEM 1.	BUSINESS
Company Overview
EverQuote makes insurance shopping easy, efficient and personal, saving consumers and insurance providers time and money.
We operate a leading online marketplace for insurance shopping, connecting consumers with insurance providers. Our mission is to empower insurance shoppers to better protect life’s most important assets—their family, property, and future. Our vision is to become the largest online source of insurance policies by using data and technology to make insurance simpler, more affordable and personalized, ultimately reducing cost and risk. Our results-driven marketplace, powered by our proprietary data and technology platform, is reshaping the insurance shopping experience for consumers and improving the way insurance providers attract and connect with consumers shopping for insurance.
Finding the right insurance product is often challenging for consumers, who face limited online options, complex, variable and opaque pricing, and myriad coverage configurations. We present consumers with a single starting point for a comprehensive and cost-effective insurance shopping experience. Our marketplace reduces the time consumers spend searching across multiple sites by delivering broader and more relevant results than consumers may find on their own. Our direct to consumer, or DTC, agents bind policies for consumers, further streamlining the consumer shopping experience. Our service is free for consumers, and we derive our revenue from sales of consumer referrals to insurance providers and directly from commissions on sales of policies.
Insurance providers, which we view as including carriers, our own DTC agents, and third-party agents, operate in a highly competitive and regulated industry and typically specialize on pre-determined
subsets of consumers. As a result, not every consumer is a good match for every provider, and some providers can struggle to reach the segments that are most desirable for their business models. Traditional offline and online advertising channels reach broad audiences but lack the fine-grained consumer acquisition capabilities needed for optimally matching consumers to specific insurance products. We connect providers to a large volume of high-intent, pre-validated
consumer referrals that match the insurers’ specific requirements. The transparency of our marketplace, as well as the campaign management tools we offer, make it easy for insurance carriers and third-party agents to evaluate the performance of their marketing spend on our platform and manage their own return on investment.
Industry Overview
Insurance is one of the largest segments of the United States economy and is highly fragmented with over 2,000 insurance carriers and 100,000 insurance agencies, which collectively issued policies representing approximately $2 trillion in premiums in 2020. To capture new policies and retain existing customers, U.S. insurance carriers spent $154 billion in 2020 on marketing and distribution consisting of $137 billion in commissions to agents and $16.7 billion in advertising, according to data from S&P Global Market Intelligence; SNL Insurance Data, a study we commissioned by Stax Inc. and our own estimates. Based on these same sources, online insurance advertising spend of North American insurance carriers and agents was $6.5 billion in 2020 and is estimated to grow more than 16% annually through 2024.

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
Our Solution
Our results-driven marketplace, powered by our proprietary data and technology platform, matches and connects consumers seeking to purchase insurance with relevant options from our network of insurance providers, including our own DTC agents, saving consumers and providers time and money.
Proprietary, data-driven technology platform.
Our platform efficiently attracts consumers shopping for insurance to our websites and call center, which match them to relevant providers for streamlined quoting. This enables us to maintain high levels of quality control and provide real-time referrals to insurance providers at the moment of the consumer’s purchase intent.
Consumer engagement and benefits.
We engage with consumers through user-friendly and
easy-to-navigate
websites that make shopping for insurance easy, cost-effective and more personal. We also connect with consumers who have completed a quote request with one of our verified partners. We aim to make the end-to-end
shopping experience seamless by enabling consumers to securely share their data with matched providers, accelerating quoting and reducing repetition in the shopping process. Additionally, we engage with consumers offline through non-company
branded television campaigns and consumer calls placed directly to a call center operated by us, by one of our verified partners, or by an insurance agent.
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
We derive our revenue from sales of consumer referrals to third-party insurance providers and directly from commissions on sales of policies by our DTC agents.
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
Powerful network effects.
Our insurance marketplace benefits from significant network effects. As we attract more consumers to our platform, we collect more data to improve user experience, which in turn improves conversion rates, which we believe will improve consumer satisfaction. Over time, the combination of these factors has increased consumer traffic, leading to more quote requests for our insurance providers. Increased quote requests, combined with quote and bind feedback, improve our third-party insurance providers’ advertising and marketing efficiency in our marketplace, resulting in more providers and provider spend. More providers and provider spend enable us to attract more consumers, generating more data.
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
Breadth and scale of our distribution.
Over the past decade, we have cultivated relationships with a broad range of insurance provider partners and currently have over 100 carriers participating in our marketplace either directly or via our network of over 8,500 agents as well as our own DTC agents. We believe that the breadth of our coverage provides a significant benefit to our consumers and is a key competitive advantage, particularly in our largest vertical of auto insurance where significantly all of the top carriers participate in our marketplace.
Agent workforce.
Through our acquisitions of Crosspointe Insurance & Financial Services, LLC, or Crosspointe, which we later renamed Eversurance, and Policy Fuel, LLC and its affiliated entities, or PolicyFuel, we significantly expanded the number of DTC agents on our platform. These agents allow us to directly offer insurance products to consumers, more efficiently serve insurance shoppers with a personalized experience and contribute to our data insight.

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
Diversified business model.
Our marketplace operates in several insurance markets including auto, home and renters, life and health, which provides an opportunity to diversify our revenue base and expand our potential growth opportunities. Additionally, by operating in several verticals we can lessen our exposure to negative impacts in any one of these markets. Recently, through the expansion of our DTC agency offerings, we are now able to generate revenue from carrier commissions, primarily from the sales of health and auto policies.
Our Growth Strategies
We aspire to be the largest online source of insurance policies by using data and technology to make insurance simpler, more affordable and personalized, ultimately reducing cost and risk. Data-driven innovation is at the core of our strategy, culture and operating focus. With our diverse team of analysts, engineers and business development employees, as well as our partnerships with leading third-party insurance providers, and our own DTC agents, we are working to build the largest and most trusted online insurance marketplace in the world. To achieve this goal, we intend to continue to grow our business by pursuing the following strategies:
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
Despite the high costs, saturation and lower overall conversion rates associated with traditional advertising channels, such as television, radio and billboards, insurance carriers still allocate a significant portion of their advertising budgets towards these channels. We have achieved $418.5 million in annual revenue while capturing only a small fraction of insurance marketing spend in aggregate and at an individual provider level.
Expand and deepen consumer engagement.
We continuously leverage our data assets and growing consumer volume to conduct test-driven product development. We actively innovate with new consumer offerings and enhanced user experience to deepen consumer engagement. Our goal is to provide broader and more meaningful consumer experiences, leading to increased return visits, and higher frequency of interaction, which we believe will result in greater revenue per user. With our DTC agency offerings, we have expanded our opportunity to directly connect with insurance shoppers. We believe that our DTC agency experience will enable us to deepen consumer-provider engagement by creating a more personalized and streamlined end-to-end
consumer shopping journey, with enhanced product selection and less friction from arrival to policy sale.
Enhance our brand awareness.
We believe we have significant long-term opportunities to increase our brand awareness. Historically, our marketing efforts have been focused on algorithmic consumer acquisition rather than brand marketing. We plan to further expand our marketing channels to drive greater brand recognition and attract a broader consumer audience.

Expand our platform.
We regularly evaluate new products and services that we believe will attract more consumers, and deepen our consumer and insurance provider engagement, which we believe will result in enhanced monetization. In 2020, we launched our DTC agency offerings in our life vertical and, in our health insurance vertical through our acquisition of Eversurance, a specialized health insurance agency. In 2021, we launched our DTC agency offering in our automotive vertical through our acquisition of PolicyFuel, a policy-sales-as-a-service
provider. PolicyFuel provides services to enable carriers to complement their own call center operations with access to dedicated advisor teams that focus exclusively on selling that provider’s offerings. By expanding the range of products we offer to carriers and expanding our DTC offerings into new markets, we have been able to generate additional revenue. We also plan to continue to invest in the growth of our non-auto
insurance verticals and expect to expand these areas by leveraging our customer acquisition capabilities, proprietary technology and data assets to attract consumers and build distribution. In addition, we may selectively look for opportunities to expand into additional non-auto
insurance verticals beyond those currently in our marketplace, through either organic development or acquisition.
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
Consumer
marketing.
Our marketplace acquires consumers through both online and offline marketing efforts. Our online marketing efforts include search engines, display advertising, social media, email and content-based online advertising. Our online marketing also includes acquiring consumers that complete a quote request with one of our verified partners. Offline marketing efforts include non-company
branded television campaigns and consumer calls placed directly to a call center operated by us, by one of our verified partners, or by an insurance agent. Our consumer marketing strategies are algorithmic and performance-based, leveraging our team of analysts, data scientists and engineers, along with our data assets and technology. We have built technology to automate our algorithmic traffic acquisition across multiple online advertising platforms. Our technology serves millions of advertising impressions per day across hundreds of acquisition sources in a diversified strategy including search, display, social, email and video, with no single acquisition partner accounting for more than 12% of quote requests. We believe the combination of our talent, data and technology provides us with competitive advantages in acquiring more consumers as we continue to scale our business.
Direct-to-consumer
sales.
Our DTC agency is a data-driven, sales and decision support contact center that assists consumers in reviewing and purchasing health and life insurance in a customer centric environment. We also operate as a policy-sales-as-a-service
provider in our automotive vertical. This enables carriers to complement their own call center operations with access to our DTC agents that focus exclusively on selling that provider’s offerings.

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
Agent sales and marketing.
Our agent marketing initiatives are designed to reach, educate and acquire insurance agents not yet participating in our marketplace. Our agent marketing focuses on educating agents on how consumer buying behavior is changing and increasingly moving online and how they can better acquire and serve consumers in the digital world through participation in our marketplace. We reach new agents online through email, search, telephone calls, social media, and content marketing and in person at tradeshows and conferences. For our current agent customers, we communicate the value of our platform and educate them on its use through our onboarding process, ongoing outreach and account performance reports. Our agency sales team focuses on onboarding new agents. Our customer success team analyzes account performance and consults with agents to optimize their participation in our marketplace, help them achieve growth and return-on-investment
objectives, expand volume and add products.
Our Customers
Our insurance provider customers include:

•
Carriers:
Insurance carriers write auto, home and renters, life, and/or health insurance policies for consumers either directly and/or through agents. Our marketplace consists of an extensive network of national and regional carriers as well as technology enabled start-ups.
Our largest customer Progressive Casualty Insurance Company accounted for 16% of our revenue for the year ended December 31, 2021. We plan to continue to grow both the number of carriers participating in our marketplace and the level of participation from each carrier. We also receive commissions from our insurance carrier customers for policies sold by our own DTC agents.

•
Third-party
Agents:
Insurance agents deliver auto, home and renters, life, and/or health insurance to consumers on behalf of one or more carriers. As of December 31, 2021, we had over 8,500 enrolled insurance agencies on our platform as well as our own DTC agents. We are focused on further penetrating the large base of more than 100,000 insurance agencies in the United States.

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
Employees and Human Capital Resources
Our company culture is data-driven, entrepreneurial, diverse and innovative. As of December 31, 2021, we had 674 employees, of which 671 were full-time.
Our human capital is integral to our future success. For that reason, our human capital resources objectives include attracting, retaining, developing and motivating a diverse team of highly skilled employees at all levels. We value our employees and provide them with competitive cash compensation as well as opportunities for equity ownership. The principal purposes of our equity incentive plans are to attract, retain and motivate employees, consultants and directors through the granting of stock-based compensation awards in ways that encourage long-term retention and are aligned with the interests of our stockholders. We value our employees and regularly benchmark total rewards we provide, such as short- and long-term compensation, 401(k) contributions, health, welfare and quality of life benefits, paid time off and personal leave, against our industry peers to ensure we remain competitive and attractive to potential new hires. In addition, we regularly conduct employee surveys to gauge employee engagement and solicit feedback and enhance our understanding of the views of our employees, work environment and culture. The results from engagement surveys are used to implement programs and processes designed to enhance employee engagement and improve the employee experience.
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
business could suffer.
If one or more of the search engines or other online sources on which we rely for purchased listings or visitor traffic modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of quote requests generated by consumer traffic varies and can decline from to time. For example, quote requests increased to 7,392,000 in the three months ended March 31, 2020, decreased to 6,777,000 in the three months ended June 30, 2020, decreased to 6,291,000 in the three months ended September 30, 2020, and increased to 6,553,000 in the three months ended December 31, 2020. Quote requests increased to 7,720,000 in the three months ended March 31, 2021, decreased to 6,781,000 in the three months ended June 30, 2021, increased to 7,613,000 in the three months ended September 30, 2021 and increased to 8,156,000 in the three months ended December 31, 2021. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer quote requests.
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
The
COVID-19
pandemic has had a significant adverse impact on global commercial activity and has created significant volatility in financial markets. Many governmental authorities have implemented travel bans and restrictions, quarantines, shelter-in-place
orders, business limitations and shutdowns and other measures to attempt to contain the spread of the virus. Government recommendations and requirements are continuing to change and there remains significant uncertainty as to the breadth and duration of business disruptions related to
COVID-19,
as well as its impact on the global economy and consumer confidence. As a result, we are unable to accurately predict the full impact that
COVID-19
will have on our insurance provider customers or our users, or on our results from operations, financial condition, liquidity and cash flows. The impact of the
COVID-19
pandemic could also exacerbate other risks discussed in this Risk Factors section and this report, which could in turn have a material adverse effect on us.
To support the health and well-being of our employees and communities, our employees began working remotely starting in March 2020, however our offices are now open for use. Work-from-home and other measures have introduced additional operational risks, including cybersecurity risks, and have affected the way we conduct our product and business development efforts as well as other activities, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. The disruptions to our operations caused by
COVID-19
may result in inefficiencies, delays and additional costs in our sales and marketing efforts that we cannot fully mitigate through remote or other alternative work arrangements. We are also unsure what additional actions our carrier and agent customers, as well as our users, may take in response to the
COVID-19
pandemic. In addition, we are unable to predict how user behavior and the overall insurance markets will change in response to the
COVID-19
pandemic. For example, we believe that immediately after
shelter-in-place
orders went into effect consumers performed fewer searches for insurance online.
Although we expect that current cash and cash equivalent balances will be sufficient to meet our working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase as a result of the
COVID-19
pandemic, our operations and financial condition could be adversely impacted.
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
Sales to Progressive Casualty Insurance Company accounted for 16% and 22% of our revenue for the years ended December 31, 2021 and 2020, respectively. This customer made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that this customer will continue to purchase from us at its historical levels or at all. If this customer were to reduce its level of purchases from us or discontinue its relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

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
Without an innovative marketplace and related product and service offerings, we may be unable to attract additional consumers or retain current consumers, which could adversely affect our ability to attract and retain insurance providers who want to participate in our marketplace, which could, in turn, harm our business and financial results. In addition, while we have historically concentrated our efforts on the automobile insurance market, we will need to further penetrate additional vertical markets, such as home and renters, life and health insurance, in order to achieve our long-term growth goals. Our success in the automobile insurance market depends on our deep understanding of this industry. In order to penetrate new vertical markets, we will need to develop a similar understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources and we may not be successful. In addition, these new vertical markets may have specific risks associated with them. If we fail to penetrate new vertical markets successfully, our revenue may grow at a slower rate than we anticipate and our financial condition could suffer.

Our business is substantially dependent on revenue from automotive insurance providers and subject to risks related to automotive insurance and the larger automotive industry. Our business may also be adversely affected by downturns in the home and renters, life and health insurance industries.
A substantial majority of the insurance purchased through our marketplace is automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 79% of our total revenue for the year ended December 31, 2021 and 82% of our total revenue for the year ended December 31, 2020. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. For example, starting in late 2021, many auto insurance carriers experienced larger than expected loss-ratios which resulted in a decrease in spending in our marketplace. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. Similarly, we believe that current shortages of semiconductor chips for new car production, as well as the availability of automotive parts used in car repair, is resulting in higher insurance claims losses and increasing insurance carrier loss ratios.
We depend on third-party publishers, including strategic partners, for a significant portion of our visitors. Any decline in the supply of media available through these third-party publishers’ websites or increase in the price of this media could cause our revenue to decline or our cost to reach visitors to increase.
A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers (including strategic partners). In many instances, third-party publishers can change the media inventory they make available to us at any time in ways that could impact our results of operations. In addition, third-party publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific clients or specific industries, or restrict the use of certain creative content or formats. If a third-party publisher decides not to make its media channel or inventory available to us or decides to demand a higher cost for such inventory, we may not be able to find media inventory from other websites that satisfies our requirements in a timely and cost-effective manner. Consolidation of internet advertising networks and third-party publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. Additionally, third-party publishers may use advertising creatives that do not meet our compliance guidelines or that of our insurance provider customers, which could result in loss of revenue and reputational harm. As a result, we may not be able to acquire media inventory that meets our insurance provider’s performance, price, and quality requirements, in which case our revenue could decline, or our operating costs could increase.
Changes in the health insurance market or in the variety, quality and affordability of the insurance products offered by our insurance carrier partners could harm our business, operating results, financial condition and prospects.
The demand for our agency services is impacted by the variety, quality and price of the insurance products we distribute. If insurance carriers do not continue to provide us with a variety of high-quality, affordable insurance products, or if as a result of consolidation in the insurance industry or otherwise their offerings are limited, our sales may decrease and our business, operating results, financial condition and prospects could be harmed.

The commissions received by our DTC agency are set by our insurance carrier partners and can be reduced with little to no notice. Additionally, our insurance carrier partners can also change their underwriting practices in ways that reduce the number of insurance policies we sell, which could harm our business, operating results, financial condition and prospects.
Our commission rates from our insurance carrier partners are typically set by each carrier or negotiated between us and each carrier, and carriers can alter and have altered these commission rates with relatively short notice. Changes of this nature could result in reduced commissions or impact our relationship with such carriers. In addition, insurance carriers periodically change the criteria they use for determining whether they are willing to insure individuals. Future changes in insurance carrier underwriting criteria could negatively impact sales of, or the renewal or approval rates of, insurance policies on our distribution platform and could harm our business, operating results, financial condition and prospects.
Our insurance carrier partners can choose to no longer offer products and services through us and may instead sell directly to consumers or through our competitors.
Our DTC agents are appointed to sell insurance products by our carrier partners. None of these appointments are exclusive, and consumers may obtain quotes and purchase the same insurance policies we sell directly from the carrier, or from our competitors. Insurance carriers often attract consumers directly through their own marketing campaigns or other methods of distribution, such as referral arrangements, internet sites, physical storefront operations or broker agreements. Furthermore, our insurance carrier partners could discontinue distributing their products through our agency services, which would reduce the breadth of the products we distribute and could put us at a competitive disadvantage. If consumers seek insurance policies directly from insurance carriers or through our competitors, the number of consumers shopping for insurance through our platform may decline, and our business, operating results, financial condition and prospects could be materially and adversely affected.
If our ability to enroll individuals during the Annual Enrollment Period and Open Enrollment Period is impeded, our business will be harmed.
During 2021 most of our DTC agency commissions were achieved in the fourth quarter. In general, our Medicare Advantage and Medicare Supplement policies are submitted during the Annual Enrollment Period, or AEP. Our agents, systems and processes must handle an increased volume of transactions that occur during the AEP and the Open Enrollment Period, or OEP. To accommodate this increased volume, we hire additional agents during these periods. In order for agents to be effective, we must ensure agents are properly trained, licensed, appointed and certified to the extent required by state authorities and our insurance carrier partners. If technology failures, any inability to timely employ, license, train, certify and retain our employees to sell health insurance products, interruptions in the operation of our systems, issues with government-run
health insurance exchanges, weather-related events that prevent our employees from coming to our offices, or any other circumstances prevent our health insurance agency from operating as expected during an enrollment period, we could sell fewer policies and suffer a reduction in our business and our operating results, financial condition, prospects and profitability could be materially and adversely affected.
If our DTC agents are unable to effectively convert consumer referrals to bound insurance policies, our business may be adversely affected.
Our DTC agency depends on our ability to successfully obtain insurance referrals and convert those referrals to bound policies. If we are unable to convert these consumers, or if our conversion rates do not match our expectations, our business may be substantially impacted. Many factors impact our conversion rate, including the quality of our referrals, the effectiveness of our agents, and the effectiveness of our workflow technology. If referral quality diminishes, our conversion rates will be adversely affected. Competition in the marketplace and referral quality affect conversion rates. If competition for customers increases, our referral costs will increase and conversion rates may decline, even absent a degradation in referral quality. Our conversion rates are also affected by agent tenure. If agent turnover increases, leading to a decline in the average tenure of our agents, conversion rates may be adversely affected. If we are unable to recruit, train and retain talented agents, our ability to successfully convert consumer referrals may be adversely impacted. Our conversion rates may also be affected by issues with our workflow technology. Any adverse impact on our conversion rates could cause a material and adverse effect on our business, operating results, financial condition and prospects.
Our business is dependent on our obtaining a large quantity of high intent consumer referrals in a cost-effective manner.
Our business requires access to a large quantity of quality consumer referrals to keep our agents productive. We are dependent upon a number of lead suppliers from whom we obtain consumer referrals to support our sales of insurance policies. The loss of one or more of these referral sources, or our failure to otherwise compete to secure quality consumer referrals, could significantly limit our ability to access our target market for selling policies.
We may not be able to compete successfully for high-quality referrals against our current or future competitors, some of whom have significantly greater financial, technical, marketing and other resources than we do. If we fail to compete successfully with our competitors to source high intent consumers, we may experience increased marketing costs, lower policy sales, and loss of market share, and our business and profitability could be materially and adversely affected.
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
We expect to make significant future investments to support the further development and expansion of our business, and these investments may not result in increased revenue or growth on a timely basis or at all. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we intend to continue investing in marketing to our consumers to increase brand awareness, including through television and radio advertisements. There can be no assurance that these investments will increase revenue or that we will eventually be able to decrease our sales and marketing expense as a percentage of revenue, and failure to do so would adversely affect our financial condition and profitability.
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
Through our verified partner network, we acquire consumer quote requests that are submitted by consumers directly to select third parties. While we have increased the number of quote requests acquired from these third-party sources, we still have limited experience in acquiring quote requests from third-party providers, we do not know if we will be able to continue to acquire verified partner network quote requests in significant volume, at prices that are attractive, whether the consumers will represent high-intent insurance shoppers, or whether insurance providers in our marketplace will purchase referrals for consumers acquired through our verified partner network. Additionally, any failure by us or third parties in our verified partner network on which we rely for quote requests to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in significant legal and monetary liability, including fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations.
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

Consumer adoption of call blocking technology may reduce, and restrictions implemented by telephone carriers and communications platforms have reduced, our ability to call or text message our consumers, which could significantly decrease the number of quote requests and value of our data referrals and substantially harm our business.
Increased adoption of call blocking technology may prevent us from reaching our consumers that have expressed an interest in getting insurance information. Additionally, telephone carriers and communication platforms have themselves placed restrictions on our ability to call or send text messages to our consumers. If calls or text messages to our consumers are blocked, or if insurance providers obtaining data referrals have their calls or text messages blocked due to these call blocking technologies or restrictions, we may see a significant decrease in quote requests, the value of our referrals and the number of data and call referrals we are able to sell to insurance providers which could materially adversely impact our business.
We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
We believe our success depends, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Experienced information technology personnel, who are critical to the success of our business, are in particularly high demand. Competition for their talents is intense, and retaining such individuals can be difficult. The loss of any of our executive officers or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which
means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially adversely affected.
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
We have incurred net losses in the past and have never generated net income on an annual basis. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to expand into new verticals, grow our DTC agency, enhance our brand awareness, hire additional employees, consider expanding outside of the United States and improve our technology and infrastructure capabilities. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue and margins sufficiently to offset these higher expenses. We incur significant expenses in acquiring consumers, developing our technology and marketing the products and services we offer. Our costs also may increase due to our continued new product development and general administrative expenses, such as legal and accounting expenses related to being a public company. If we fail to increase our revenue or manage these additional costs, we may continue to incur losses in the future.
We expect our results of operations to fluctuate on a quarterly and annual basis.
Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control. Our results may vary as a result of fluctuations in the number of consumers and insurance providers using our marketplace and the size and seasonal variability of the marketing budgets of our insurance provider customers. In addition, the auto, home and renters, life and health insurance industries may each be subject to their own cyclical trends and uncertainties. Fluctuations and variability across these different verticals may affect our revenue. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may
not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.
Our past growth may not be indicative of our future growth, and our revenue growth rate may decline in the future.
Our revenue grew from $96.8 million in 2015 to $122.8 million in 2016, to $126.2 million in 2017, to $163.3 million in 2018, to $248.8 million in 2019, to $346.9 million in 2020 and to $418.5 million in 2021, increases of 26.8%, 2.8%, 29.4%, 52.3%, 39.4% and 20.6%, respectively. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

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
Our operating results will be impacted by factors that impact our estimate of the constrained lifetime value of commissions per policy.
We recognize commission revenue based on the latest estimated constrained lifetime value, or constrained LTV, for each product. Constrained LTVs are impacted by a number of factors, which include, but are not limited to, carrier mix, policy duration and conversion rates of paying policies. These factors impact historical trends and changes in those factors or in historical trends will affect our constrained LTV estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, adverse changes in the constraints we apply or the assumptions we make in computing expected lifetime values, such as increased cancellation rates or lower renewal rates, would harm our business, operating results, financial condition and prospects.
Additionally, if customer cancellation rates exceed our expectations or renewal rates are less than expected, we may not receive the commission revenue we have projected to receive, despite our having incurred and recorded the cost to sell the policy. Any adverse impact on cancellation or renewal rates could lead to our receipt of commission payments that are less than the amount we estimated when we recognized commission revenue. Under such circumstances, we would need to decrease the remaining commissions receivable balance, which would result in a change to earnings in the period of the write-off.
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
Cybersecurity risks have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. We have been subject to, and are likely to continue to be the target of, cyberattacks. These cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, improper access by employees or third-party partners or other security breaches that have or could in the future result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, confidential and other information concerning employees or consumers, or otherwise materially disrupt our or our other third-party partners’ network access or business operations. We also have employees and contractors that are located outside of the United States. These individuals may be at greater risk of cyberattacks, and we may not be able to successfully secure our data on servers located in the United States.
Although we have a chief information officer who coordinates our cybersecurity measures, policies and procedures, and our chief information officer regularly reports to our board of directors regarding these matters, we cannot be certain that our efforts, as well as those of our third-party partners and service providers, will be able to prevent breaches of the security of our information systems and technology. If we, or any of our third-party partners and service providers, experience compromises to security that result in websites or mobile application performance or availability problems, the complete shutdown of our websites or mobile applications or the loss or unauthorized disclosure, access, acquisition, alteration or use of confidential information, consumers and insurance providers may lose trust and confidence in us, and consumers and insurance providers may decrease the use of our website or stop using our website entirely. Further, outside parties may attempt to fraudulently induce employees, consumers or insurance providers to disclose sensitive information in order to gain access to our information or consumers’ or insurance providers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.
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
Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, insurance providers and other constituents within the insurance industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. For example, in September 2020, we acquired Eversurance, and in August 2021, we acquired PolicyFuel. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

We use third-party contractor insurance agents to sell insurance for our DTC agency. These agents could take actions that could harm our business.
We contract licensed insurance agents to sell insurance in connection with our DTC agency. These agents are independent contractors and, as such, are not our employees, and we do not exercise control over their day-to-day
operations. If independent contractors were to provide diminished quality of service to customers, engage in fraud, misconduct or negligence or otherwise violate the law, our image and reputation may suffer materially, and we may become subject to liability claims based upon such actions of our independent contractor agents. Additionally, actions by our independent contractor agents could damage our brand and even isolated incidents can result in considerable negative publicity or litigation. Any such incidence could adversely affect our results of operations.
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
We conduct marketing activities, directly and indirectly, via telephone, text messages, email and/or through other online and offline marketing channels, which general marketing activities are governed by numerous federal and state regulations, such as the Telemarketing Sales Rule, state telemarketing laws, federal and state privacy laws, the Controlling the
Assault of Non-Solicited Pornography and
Marketing Act of 2003, or CAN-SPAM Act, the TCPA, and the Federal Trade Commission Act and its accompanying regulations and guidelines,

among others. In addition to being subject to action by regulatory agencies, some of these laws, like the TCPA, allow private individuals to bring litigation against companies for breach of these laws, and we have received complaints from individuals that we have violated the TCPA. We are also dependent on our third-party vendors to comply with applicable laws. For example, with the commencement of our verified partner network in 2019, we depend upon these third-party vendors to obtain consent from consumers to receive telemarketing calls in compliance with the TCPA. We may be alleged to have indemnification obligations to third-party customers for alleged breaches of privacy laws like the TCPA, which could increase our defense costs and require that we pay damages, even if there is no adverse ruling in connection with any such claims. While we have not incurred any material costs to date with respect to these types of events, any of these events may have a material adverse effect on our business, results of operations, financial condition and prospects.
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
In addition, any indebtedness we incur under our current revolving line of credit will bear interest at a variable rate, which would make us vulnerable to increases in the market rate of interest. If the market rate of interest increases substantially, we would have to pay additional interest, which would reduce cash available for our other business needs. We intend to satisfy any future debt service obligations with our existing cash and cash equivalents. Under our loan and security agreement with Western Alliance Bank, our failure to make payments when due or comply with specified covenants, as well as the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or condition, is an event of default. If an event of default occurs and the lender accelerates any indebtedness then outstanding, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner or at all. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets. In addition, the covenants under our existing debt instruments, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing. Any of these events could have a material adverse effect on our results of operations or financial condition.
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
We also generate a significant amount of revenue from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of our lead data from third-party vendors. These third-party vendors are outside contractors, and we do not exercise control over their business or day-to-day
operations and cannot guarantee that these third parties will comply with regulations. Any failure by us or the third-party vendors on which we rely for telemarketing, email marketing, and other lead generation activities to adhere to or successfully implement appropriate processes and procedures in response to existing regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition, and results of operations.
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
We assess customer insurance needs, collect customer contact information and provide other product offerings, which results in us receiving personal information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect individual privacy and the privacy and security of personal information. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the insurance providers who use our marketplace violate applicable laws and regulations. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provides such consumers a new right to opt-out of
certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. The CCPA authorized the Attorney General of the state of California to bring enforcement actions for violations beginning July 1, 2020. The CCPA may have a substantial negative impact on our business activities and increase our compliance costs and potential liability. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or the CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Many similar privacy laws have been proposed at the federal level and in other states. These potential new laws may impact our business practice and/or the business practices of our customers and may have a material impact on our business activities.
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
The insurance regulatory system in the United States is generally designed to protect the interests of consumers or policyholders, and not necessarily the interests of insurance producers, insurers, their stockholders and other investors. This system addresses, among other things: licensing companies and agents to transact business and authorizing lines of business; and regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements. In some cases, these insurance and other laws and regulations may impose operational limitations on our business, including on the products and services we may offer or on the amount or type of compensation we may collect. Additionally, as a result of our entry into the health insurance vertical and our acquisition of Eversurance, we are now engaged in marketing and selling Medicare plans that are principally regulated by The Centers for Medicare & Medicaid Services, but are also subject to state laws. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex.
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
The increasing adoption by states of cybersecurity regulations could impose additional compliance burdens on us and expose us to additional liability.
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions, including New York, have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. In March 2017, the New York State Department of Financial Services promulgated Cybersecurity Requirements for Financial Services Companies, which requires us to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures with specific requirements. Additionally, on October 24, 2017, the National Association of Insurance Commissioners, or NAIC, adopted its Insurance Data Security Model Law to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, Indiana, Louisiana, Maryland, Michigan, Mississippi, New Hampshire, Ohio, South Carolina and Virginia have adopted versions of the NAIC Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the NAIC Insurance Data Security Model Law in the future. Although we take steps to comply with applicable cybersecurity regulations, our failure to comply with new or existing cybersecurity regulations could result in regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, financial condition or results of operations.
The marketing and sale of Medicare plans are subject to numerous, complex and frequently changing laws, regulations and guidelines, and non-compliance
with or changes in laws, regulations and guidelines could harm our business, operating results and financial condition.
The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at the federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by the Centers for Medicare & Medicaid Services, or CMS, but are also subject to state laws. The marketing and sale of Medicare Supplement plans are principally regulated on a state-by-state
basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans are numerous, ambiguous and complex, and, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans, change frequently. We have altered, and likely will have to continue to alter, our marketing materials and sales process to comply with these laws, regulations and guidelines.
Health insurance carriers whose Medicare plans we sell may be required to approve our websites, our call center scripts and some of our marketing materials in order for us to market and sell Medicare plans to Medicare-eligible individuals as a health insurance agent. In addition, certain aspects of our Medicare plan marketing partner relationships have been in the past, and will be in the future, subjected to CMS and health insurance carrier review. Our health insurance carrier partners, CMS, or state departments of insurance may object to or not approve aspects of our online platforms, sales function or marketing material and processes and may determine that certain existing aspects of our Medicare-related business are not in compliance with legal requirements. CMS scrutinizes health insurance carriers whose Medicare plans we sell and those health insurance carriers may be held responsible for actions that we and our agents take. Based on industry guidance, we expect that health insurance carriers will be increasingly evaluating broker performance based on quality of their enrollments, including complaints, retention rates, customer satisfaction and volumes. As a result, health insurance carriers may terminate their relationships with us or require us to take other corrective action if our Medicare product sales, marketing and operations are not in compliance or give rise to too many complaints. The termination of or change in our relationships with health insurance carriers could reduce the products we are able to offer, result in the loss of commissions for past and future sales and otherwise harm our business, operating results and financial condition. Changes to the laws, regulations and guidelines relating to the sale of Medicare plans, their interpretation or the manner in which they are enforced could impact the manner in which we conduct our Medicare business, or our sale of Medicare plans, or we could be prevented from operating aspects of our Medicare revenue generating activities altogether, which would harm our business, operating results and financial condition. We may in the future receive inquiries from CMS or state departments of insurance regarding our marketing and business practices and compliance with laws and regulations. Inquiries and proceedings initiated by the government could adversely impact our health insurance licenses, require us to pay fines, require us to modify marketing and business practices, result in litigation and otherwise harm our business, operating results or financial condition.
In May 2021, CMS changed its process for the submission and approval of marketing materials related to Medicare Advantage and Medicare Part D prescription drug plans. The practical application of the previous process allowed for a lead carrier to handle most of the review and filing of Medicare plan marketing materials with CMS. The new process requires each carrier to approve of each filed marketing material and has resulted in a more complicated and time consuming process to get our marketing material filed with CMS and through the process with carriers. In October 2021, CMS issued a letter reiterating that certain types of marketing materials, including certain generic marketing materials that refer to the benefits or costs of Medicare Advantage or Medicare Part D prescription drug plans but that do not specifically mention a health insurance carrier’s name or a specific plan, must be filed with CMS. As a result, we now submit to each Medicare Advantage and Medicare Part D prescription drug plan carrier with which we have a relationship a significantly larger number of marketing materials than we have in the past. We may not be able to use certain of our marketing materials and implement our marketing programs effectively if CMS or a health insurance carrier has comments or disapproves of our marketing materials. If we do not timely file the additional marketing materials with CMS or if health insurance carriers do not adapt to the new CMS requirements or increase the efficiency with which they review our marketing material, it could harm our sales and also harm our ability to efficiently change and implement new or existing marketing material, including call center scripts and our websites, which could harm our business, operating results and financial condition. If we or our marketing partners are not successful in timely receiving health insurance carrier or CMS approval of our marketing materials, we could be prevented from implementing our Medicare marketing and sales initiatives, which could harm our business, operating results and financial conditions, particularly if such delay or non-compliance
occurs during the Medicare annual enrollment period or the Medicare Advantage open enrollment period.
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
We, along with third parties we acquire consumer referrals from, and the insurance providers using our marketplace, make telephone calls and send emails to consumers who request insurance quotes through our marketplace. The United States regulates marketing by telephone and email. The TCPA prohibits companies from making certain telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitations on making phone calls and sending text messages to consumers. The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We, along with third parties we acquire consumer referrals from, and the insurance providers who use our marketplace may need to comply with such laws and any associated rules and regulations. States and other countries have similar laws related to telemarketing and commercial emails. Additional or modified laws and regulations, or interpretations of existing, modified or new laws, regulations and rules, could prohibit or increase the cost of engaging with consumers and impair our ability to expand the use of our products, including our demand response solution, to more users. Alleged failure to comply with obligations and restrictions related to telephone, text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business. Moreover, over the past several years there has been a significant amount of litigation alleging violations of laws relating to telemarketing, which has increased the exposure of companies that operate telephone and text messaging campaigns to class action litigation alleging violations of the TCPA. If we, third parties we acquire quote requests from, or the insurance providers who use our marketplace become subject to such litigation, it could result in substantial costs to and materially adversely affect our business.
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
The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $63.44 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through December 31, 2021. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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
The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 78% of the voting power of our capital stock as of February 23, 2022; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held approximately 77% of the voting power of our capital stock as of that date. This concentration of voting power will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 78% of the voting power of our capital stock as of February 23, 2022; and Link Ventures, directly or through a voting agreement pursuant to which Tomas Revesz and the heirs and estate of Seth Birnbaum are obligated to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 77% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio
between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or
the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.
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
In addition to our outstanding Class A common stock, as of December 31, 2021, there were 884,111 shares of Class A common stock subject to outstanding options, 655,462 shares of either Class A common stock or Class B common stock subject to outstanding options, 2,798,761 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 1,730,218 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 14,451,367 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such
shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of December 31, 2021, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.
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
Specifically, we did not design and maintain (i) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to certain financial applications, programs, and data to appropriate company personnel, (ii) program change management controls for certain financial applications to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, and (iii) controls over the completeness and accuracy of data relevant to certain automated revenue calculations.
These material weaknesses did not result in a misstatement to the financial statements. However, the material weaknesses could impact the effectiveness of segregation of duties controls, as well as the effectiveness of
IT-dependent
controls that could result in misstatements impacting revenue-related financial statement accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.
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
Our principal executive offices are located in Cambridge, Massachusetts, where we lease approximately 32,000 square feet of space pursuant to a lease that expires in September 2024. We also lease approximately 13,000 square feet of office space in Evansville, Indiana pursuant to a lease that expires in August 2030, approximately 10,000 square feet of office space in Austin, Texas pursuant to a lease that expires in April 2025, and approximately 10,000 square feet of office space in San Antonio, Texas pursuant to a lease that expires in September 2025. The offices in Indiana and Texas are used in connection with our DTC agency. We believe that our current facilities are adequate to meet our immediate needs.

ITEM 3.	LEGAL PROCEEDINGS
Information with respect to legal proceedings and this item is included in Note 13 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form
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
Holders of Our Common Stock
As of February 11, 2022, there were approximately 13 holders of record of shares of our Class A common stock and 8 holders of record of shares of our Class B common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Recent Sales of Unregistered Equity Securities
There were no shares of equity securities sold or issued, or options granted, by us during the year ended December 31, 2021 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that were not previously reported in a Quarterly Report on Form
10-Q
or Current Report on Form
8-K.
Use of Proceeds from Initial Public Offering
Our initial public offering of Class A common stock, or the IPO, was effected through a Registration Statement on Form
S-1
(File
No. 333-225379)
that was declared effective by the Securities and Exchange Commission, or SEC, on June 27, 2018. The net offering proceeds to us, after deducting underwriting discounts and commissions and other offering expenses, were $48.6 million. None of the net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee
directors as compensation for board or board committee service. As of December 31, 2021, we have used all of the net proceeds from our IPO for general corporate purposes, capital expenditures and our acquisitions of Eversurance and PolicyFuel, including $7.0 million to repay amounts outstanding under our revolving line of credit with Western Alliance Bank. There were no material changes in the planned use of IPO proceeds from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 28, 2018.
Issuer Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period from October 1, 2021 to December 31, 2021.
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
Stock Performance Graph
The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as otherwise expressly set forth by specific reference in such filing.
Set forth below is a line graph, for the period from June 28, 2018 (the first date on which shares of our Class A common stock were publicly traded) through December 31, 2021, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our Class A common stock, (2) all companies listed on the Nasdaq Composite Index and (3) the Research Development Group, or RDG, Internet Composite Index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We operate a leading online marketplace for insurance shopping, connecting consumers with insurance providers. Our mission is to empower insurance shoppers to better protect life’s most important assets—their family, property, and future. Our vision is to become the largest online source of insurance policies by using data and technology to make insurance simpler, more affordable and personalized, ultimately reducing cost and risk. Our results-driven marketplace, powered by our proprietary data and technology platform, is reshaping the insurance shopping experience for consumers and improving the way insurance providers attract and connect with consumers shopping for insurance.
Finding the right insurance product is often challenging for consumers, who face limited online options, complex, variable and opaque pricing, and myriad coverage configurations. We present consumers with a single starting point for a comprehensive and cost-effective insurance shopping experience. Our marketplace reduces the time consumers spend searching across multiple sites by delivering broader and more relevant results than consumers may find on their own. Our direct to consumer, or DTC, agents bind policies for consumers, further streamlining the consumer shopping experience. Our service is free for consumers, and we derive our revenue from sales of consumer referrals to insurance providers and directly from commissions on sales of policies.
Insurance providers, which we view as including carriers, our own DTC agents, and third-party agents, operate in a highly competitive and regulated industry and typically specialize in pre-determined
subsets of consumers. As a result, not every consumer is a good match for every provider, and some providers can struggle to reach the segments that are most desirable for their business models. Traditional offline and online advertising channels reach broad audiences but lack the fine-grained consumer acquisition capabilities needed for optimally matching consumers to specific insurance products. We connect providers to a large volume of high-intent, pre-validated
consumer referrals that match the insurers’ specific requirements. The transparency of our marketplace, as well as the campaign management tools we offer, make it easy for insurance carriers and third-party agents to evaluate the performance of their marketing spend on our platform and manage their own return on investment.
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

•
In 2020, we launched our DTC insurance offerings in our life vertical and in our health vertical via the acquisition of Crosspointe Insurance & Financial Services, LLC, or Crosspointe, which we later renamed Eversurance.

•	In August 2021, we launched our DTC insurance offerings in our auto and home verticals via the acquisition of Policy Fuel LLC and its affiliates, or PolicyFuel.
In the years ended December 31, 2021, 2020 and 2019, our total revenue was $418.5 million, $346.9 million and $248.8 million, respectively, representing year-over-year growth of 20.6% and 39.4%, respectively. We had net losses of $19.4 million, $11.2 million and $7.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and had $14.6 million, $18.4 million and $8.3 million in adjusted EBITDA for these same periods, respectively. See the section titled
“—Non-GAAP Financial
Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.
COVID-19
The
COVID-19
pandemic has had a significant adverse impact on global commercial activity and has created significant volatility in financial markets. Many governmental authorities have implemented travel bans and restrictions, quarantines, shelter-in-place
orders, business limitations and shutdowns and other measures to attempt to contain the spread of the virus. Government recommendations and requirements are continuing to change and there remains significant uncertainty as to the breadth and duration of business disruptions related to
COVID-19,
as well as its impact on the global economy and consumer confidence. While we are unable to accurately predict the full impact that
COVID-19
will have on our results from operations, financial condition, liquidity and cash flows due to these uncertainties, our compliance with measures to contain the spread of the virus has impacted our day-to-day
operations and could disrupt our business and operations, as well as that of our customers and consumer traffic to our marketplace for an indefinite period of time. For example, we believe that immediately after shelter-in-place
orders went into effect consumers performed fewer searches for insurance online. To support the health and well-being of our employees, customers, partners and communities, a majority of our employees continue to work remotely, however our offices are open for use. While such disruptions have not had a material adverse impact on our financial results through December 31, 2021, such disruptions may impact consumer insurance shopping behavior. We continue to monitor and are managing our operations for the ongoing impact of
COVID-19.
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
Expanding consumer traffic
Our success depends in part on the growth of our consumer traffic, as measured by quote requests. We have historically increased consumer traffic to our marketplace by expanding existing advertising channels and adding new channels such as by engaging with consumers through our verified partner network. We plan to continue to increase consumer traffic by leveraging the features and growing data assets of our platform. While we plan to increase consumer traffic over the long term, we also have the ability to decrease advertising, which would likely result in a decrease in quote requests from consumers targeted by such advertising, if we believe the revenue associated with such consumer traffic does not result in incremental profit to our business. We have also increased the number of quote requests acquired from our verified partner network. While we plan to continue to increase the number of quote requests we acquire from our verified partner network, our ability to acquire quote requests in significant volume, at prices that are attractive, and that represent high-intent shoppers that insurance providers will purchase referrals for will impact our profitability.
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

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, acquisition-related costs, legal settlement expense, one-time
severance charges, interest income and the provision for (benefit from) income taxes. Adjusted EBITDA is a non-GAAP financial measure that we present in this Annual Report on Form 10-K to supplement the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, Adjusted EBITDA may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non GAAP Financial Measure”.
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
Key Components of Our Results of Operations
Revenue
We generate our revenue primarily by selling consumer referrals to insurance provider customers, consisting of carriers and agents, as well as to indirect distributors. To simplify the quoting process for the consumer and improve performance for the provider, we are able to provide consumer-submitted quote request data along with each referral. We recognize revenue from consumer referrals at the time of delivery. We support three secure consumer referral formats:

•	Clicks: An online-to-online referral, with a handoff of the consumer to the provider’s website.

•	Data: An online-to-offline referral, with quote request data transmitted to the provider for follow-up.

•	Calls: An online-to-offline referral for outbound calls and an offline-to-offline referral for inbound calls, with the consumer and provider connected by phone.
We also generate less than 10% of our revenue from commission fees for the sale of policies, primarily in our health and automotive verticals. We recognize revenue based on our constrained estimate of commission payments we expect to receive over the lifetime of the policies sold, which we refer to as constrained lifetime values, or constrained LTVs, of commission payments. Commission revenue is recognized upon satisfaction of our performance obligation, which we consider to be submission of the policy application.

For the periods presented, our total revenue consisted of revenue generated from our automotive and other insurance verticals, which includes home and renters, life and health insurance verticals, as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Automotive	$330,928	$283,236	$212,300
Other	87,587	63,699	36,511

Total Revenue	$418,515	$346,935	$248,811

We expect a modest overall increase in revenue in 2022 as we anticipate increases in commission revenue to be mostly offset by decreases in referral revenue in our automotive vertical as a result of challenges in the automotive insurance industry described above. We expect revenue to fluctuate from quarter to quarter and, in particular, for our commission revenue to be impacted by the open enrollment period and annual enrollment period in our health vertical.
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
Sales and Marketing
Sales and marketing expenses consist primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions and amortization of sales and marketing-related intangible assets. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests, including the cost of quote requests we acquire from our verified partner network, and promoting our marketplace to carriers and agents. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. In order to continue to grow our business and brand awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. We expect our sales and marketing expense will increase in the near term, both as a percentage of revenue and in absolute dollars, especially as we continue to expand our DTC agency. In the longer term, we expect sales and marketing expense to decrease as a percentage of revenue due to efficiencies of scale and improvements in our marketplace technology.

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
Acquisition-related
Acquisition-related costs include expenses associated with third-party professional services we utilize for the evaluation and execution of acquisitions as well as changes in the fair value of our contingent consideration liabilities recorded as the result of our Eversurance and PolicyFuel acquisitions.
Other Income (Expense)
Other income (expense) consists of interest income and other income (expense). Interest income consists of interest earned on invested cash balances. Other income (expense) consists of miscellaneous income (expense) unrelated to our core operations.
Income Taxes
We have not recorded income tax benefits for the net losses we have incurred in the years ended December 31, 2021 and 2020 or for our research and development tax credits generated, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2021, we had federal net operating loss carryforwards of $104.1 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $95.1 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2021, we had state net operating loss carryforwards of $87.5 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $5.1 million and $3.1 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively. During the year ended December 31, 2021, we released $2.5 million of our valuation allowance related to the net deferred tax liability recorded as a result of the PolicyFuel acquisition. We maintain a valuation allowance on our overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.
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
one-time
severance charges; interest income; and our provision for (benefit from) income taxes. The most directly comparable GAAP measure to adjusted EBITDA is net income (loss). We monitor and present in this Annual Report on
Form 10-K adjusted
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
Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net income (loss), which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Some of these limitations are:

•	adjusted EBITDA excludes stock-based compensation expense as it has recently been, and will continue to be for the foreseeable future, a significant recurring non-cash expense for our business;

•	adjusted EBITDA excludes depreciation and amortization expense and, although this is a non-cash expense, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA excludes acquisition-related costs that affect cash available to us and the change in fair value of non-cash contingent consideration;

•	adjusted EBITDA excludes legal settlement expense that affected cash available to us;

•	adjusted EBITDA excludes severance charges incurred and paid in the fourth quarter of 2021 related to our reduction in non-marketing operating expenses that affected cash available to us;

•	adjusted EBITDA does not reflect the cash received from interest income on our investments, which affects the cash available to us;

•	adjusted EBITDA does not reflect income tax expense (benefit) that affects cash available to us; and

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

Reconciliation of Net Loss to Adjusted EBITDA:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net loss	$(19,434)	$(11,202)	$(7,117)
Stock-based compensation	30,020	24,179	12,721
Depreciation and amortization	5,072	3,350	2,186
Acquisition-related costs	1,065	2,258	—
Legal settlement	—	—	1,227
Severance under a plan	440	—	—
Interest income	(37)	(189)	(669)
Benefit from income taxes	(2,510)	—	—

Adjusted EBITDA	$14,616	$18,396	$8,348

Results of Operations
The following tables set forth our results of operations for the periods shown:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Statement of Operations Data:
Revenue(1)	$418,515	$346,935	$248,811

Cost and operating expenses(2):
Cost of revenue	23,949	21,373	15,903
Sales and marketing	354,990	284,880	202,689
Research and development	35,732	29,662	20,214
General and administrative	24,703	20,444	16,827
Acquisition-related costs	1,065	2,258	—
Legal settlement	—	—	1,227

Total cost and operating expenses	440,439	358,617	256,860

Loss from operations	(21,924)	(11,682)	(8,049)

Other income (expense):
Interest income	37	189	669
Other income (expense), net	(57)	291	263

Total other income (expense), net	(20)	480	932

Loss before income taxes	(21,944)	(11,202)	(7,117)
Benefit from income taxes	2,510	—	—

Net loss	$(19,434)	$(11,202)	$(7,117)

Other Financial and Operational Data:
Quote requests	30,270	27,013	20,011
Variable marketing margin	$129,553	$108,642	$73,316
Adjusted EBITDA(3)	$14,616	$18,396	$8,348

(1)	Comprised of revenue from the following distribution channels:

	Year Ended December 31,
	2021	2020	2019
Direct channels	90%	92%	94%
Indirect channels	10%	8%	6%

	100%	100%	100%

(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$363	$361	$193
Sales and marketing	12,405	10,246	3,805
Research and development	9,551	7,751	3,967
General and administrative	7,701	5,821	4,756

	$30,020	$24,179	$12,721

(3)	See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.
Comparison of the Years Ended December 31, 2021 and 2020
  Revenue:

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$418,515	$346,935	$71,580	20.6%
Revenue increased by $71.6 million from $346.9 million for the year ended December 31, 2020 to $418.5 million for the year ended December 31, 2021. The increase in revenue was due to increases of $47.7 million and $23.9 million in revenue from our automotive and other insurance marketplace verticals, respectively. The increase in revenue from our automotive vertical was primarily due to an increase in the volume of quote requests resulting from increased advertising to attract consumers and to an increase in commission revenue of $4.7 million. The increase in revenue from our other marketplace verticals was primarily due to an increase of $14.9 million in commission revenue, primarily in our health vertical, and an increase in revenue per quote request as a result of increased demand for consumer referrals by our insurance providers.
Cost of Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$23,949	$21,373	$2,576	12.1%
Percentage of revenue	5.7%	6.2%

Cost of revenue increased by $2.6 million from $21.4 million for the year ended December 31, 2020 to $23.9 million for the year ended December 31, 2021. Cost of revenue increased due primarily to increased third-party call center costs of $2.5 million, which were primarily related to increased volume of call referrals. Amortization of capitalized software costs increased by $0.4 million.
Sales and Marketing

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing expense	$354,990	$284,880	$70,110	24.6%
Percentage of revenue	84.8%	82.1%
Sales and marketing expenses increased by $70.1 million from $284.9 million for the year ended December 31, 2020 to $355.0 million for the year ended December 31, 2021. The increase in sales and marketing expense was primarily due to an increase in advertising expenditures of $50.7 million and an increase in personnel-related costs of $16.2 million. The increase in personnel-related costs was primarily due to an increase in headcount, a significant portion of which was in DTC agency. Personnel-related costs for the year ended December 31, 2021 included severance costs of $0.4 million. Personnel-related costs for the years ended December 31, 2021 and 2020 included stock-based compensation expense of $12.4 million and $10.2 million, respectively.
Research and Development

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Research and development expense	$35,732	$29,662	$6,070	20.5%
Percentage of revenue	8.5%	8.5%
Research and development expenses increased by $6.1 million from $29.7 million for the year ended December 31, 2020 to $35.7 million for the year ended December 31, 2021. The increase in research and development expense was primarily due to an increase in personnel-related costs of $4.7 million as a result of our continued hiring of research and development employees and a shift towards hiring more senior personnel, to further develop and enhance our marketplace websites and technology. Personnel-related costs for the years ended December 31, 2021 and 2020 included stock-based compensation expense of $9.6 million and $7.8 million, respectively. Technical service costs also increased by $1.3 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
General and Administrative

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative expense	$24,703	$20,444	$4,259	20.8%
Percentage of revenue	5.9%	5.9%
General and administrative expenses increased by $4.3 million from $20.4 million for the year ended December 31, 2020 to $24.7 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $2.9 million and increases in accounting fees and insurance costs of $0.5 million each. Personnel-related costs for the years ended December 31, 2021 and 2020 included stock-based compensation expense of $7.7 million and $5.8 million, respectively.

Acquisition-related Costs
Acquisition-related costs for the years ended December 31, 2021 and 2020 were $1.1 million and $2.3 million, respectively, and included costs for third-party professional services we utilized for the evaluation and execution of our completed acquisitions of $0.9 million and $0.5 million, respectively. Acquisition-related costs also included the change in the fair value of our contingent consideration liabilities recorded as the result of our acquisitions, which were comprised of expenses of $0.2 million and $1.8 million for the years ended December 31, 2021 and 2020, respectively.
Other Income (Expense)
Other income (expense), net was not significant for the year ended December 31, 2021. Other income (expense), net included sublease income of $0.3 million for the year ended December 31, 2020. The sublease ended in 2020.
Benefit from Income Taxes
We recorded an income tax benefit of $2.5 million for the year ended December 31, 2021 due to the release of a portion of our valuation allowance as a result of the PolicyFuel acquisition. The net deferred tax liability recorded for PolicyFuel primarily relates to the intangible assets recognized in purchase accounting which are non-deductible
for tax purposes and result in a deferred tax liability. The net deferred tax liability is a source of income to support the recognition of a portion of our existing deferred tax assets. Therefore, we recorded a tax benefit for the release of a portion of our valuation allowance related to the net deferred tax liability recorded in purchase accounting. We maintain a valuation allowance on our overall net deferred tax asset as we deem it more likely than not that the net deferred tax asset will not be realized.
Quote Requests

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(in thousands except percentages)
Quote requests	30,270	27,013	3,257	12.1%
Quote requests increased by 3.3 million for 2021 as compared to 2020 due to increased spending on advertising.
Variable Marketing Margin

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$418,515	$346,935	$71,580	20.6%
Less: total advertising expense (a component of sales and marketing expense)	288,962	238,293

Variable marketing margin	$129,553	$108,642	$20,911	19.2%

Percentage of revenue	31.0%	31.3%
The increase in variable marketing margin was due primarily to increased quote requests and growth in our commissions revenue.
Comparison of the Years Ended December 31, 2020 and 2019
For a discussion of our results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019, see
 Item 7. Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Results of Operations—Comparison of the Years Ended December 31, 2020 and 2019 included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.
Liquidity and Capital Resources
At December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $34.9 million and availability of $25.0 million under our revolving line of credit. In February 2022, we completed a private placement of shares of Class A common stock resulting in proceeds to us of $15.0 million.
Borrowings under our revolving line of credit are collateralized by substantially all of our assets and property. Additionally, we are subject under our revolving line of credit to affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. As of December 31, 2021, we were in compliance with these covenants. In addition, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events of default under our revolving line of credit include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse events with respect to us. In the event of a default, the lender may declare all borrowings immediately due and payable.
Since our inception, we have incurred operating losses and may continue to incur losses in the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially in the near term as we continue to expand our DTC agency, hire additional employees and improve our technology and infrastructure capabilities. Additionally, a significant portion of the commission revenue we record will be collected over a multi-year time frame as policyholders renew their policies, and we are paid commissions on those renewals. As of December 31, 2021, $13.4 million of our $22.7 million commissions receivable contract asset was classified as long term. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without considering the borrowing availability under our revolving line of credit. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, the expansion of sales and marketing activities, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.
Cash Flows
The following table shows a summary of our cash flows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$7,189	$10,668	$4,413
Net cash used in investing activities	(18,817)	(18,752)	(2,975)
Net cash provided by financing activities	3,615	4,907	2,982
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(7)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	$(8,019)	$(3,184)	$4,420

Net cash provided by operating activities
Operating activities provided $7.2 million and $10.7 million of cash during the years ended December 31, 2021 and 2020, respectively. Cash provided by operating activities in the year ended December 31, 2021 primarily resulted from the offset of net non-cash
charges of $32.8 million to our net loss of $19.4 million, partially offset by net cash used by changes in our operating assets and liabilities of $6.1 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $10.9 million and $3.6 million increase in other assets and prepaid expenses and other current assets, respectively, and a $1.3 million decrease in accounts payable and accrued expenses and other current liabilities. These amounts were partially offset by a $10.5 million decrease in accounts receivable. Cash provided by operating activities in 2020 primarily resulted from the offset of net non-cash
charges of $29.4 million to our net loss of $11.2 million and net cash used by changes in our operating assets and liabilities of $7.5 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $14.0 million increase in accounts receivable, partially offset by an aggregate $5.3 million increase in accounts payable and accrued expenses and other current liabilities and a $0.8 million increase in other long-term liabilities.
Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities were generally due to growth in our business, timing of customer and vendor invoicing and payments. The change in other long-term liabilities in 2020 was primarily due to the deferred payment of employer tax remittances. Collection of commissions receivable, which are included in prepaid expenses and other current assets and other assets depends upon the timing of our receipt of commission payments from insurance carriers. A significant portion of our commissions receivable asset is classified as long term.
Net cash used in investing activities
Net cash used in investing activities was $18.8 million for each of the years ended December 31, 2021 and 2020. Net cash used in investing activities for the years ended December 31, 2021 and 2020 included cash paid of $16.0 million and $14.9 million to purchase PolicyFuel and Eversurance, respectively. Cash used in investing activities for the years ended December 31, 2021 and 2020 also consisted of cash used to acquire property and equipment, which included the capitalization of software development costs. During the years ended December 31, 2021 and 2020, we capitalized $2.3 million and $3.0 million, respectively, of software development costs.
Net cash provided by financing activities
During the years ended December 31, 2021 and 2020, net cash provided by financing activities was $3.6 million and $4.9 million, respectively, and consisted of proceeds received from the exercise of common stock options.
For a discussion of our cash flows for the year ended December 31, 2019, see
 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.
Contractual Obligations and Commitments
Our cash flows are dependent on a number of factors in addition to our operational expenditures, including our contractual and other obligations. As a result, our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.
We lease office space in Cambridge, Massachusetts under a
non-cancelable
operating lease that expires in September 2024. We lease office space at various other locations under non-cancelable
operating leases that expire at varying dates through 2030. As of December 31, 2021, we were obligated to make total minimum lease payments of $8.9 million under such leases, of which $3.0 million is payable in 2022.

We have outstanding agreements with various vendors for hosting and other technical services. We believe that we will be able to fund these obligations through our existing cash and cash equivalents.
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
Goodwill and Acquired Intangible Assets
We record goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. Our estimates of fair value are based upon assumptions believed to be reasonable at that time but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. During the measurement period, which extends no later than one year from the acquisition date, we may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations and comprehensive loss as operating expenses or income. Our preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition of PolicyFuel is subject to change upon finalizing our valuation analysis. We expect to finalize our fair value estimates in the first half of 2022.
Goodwill is not amortized, but rather is tested for impairment annually, or more frequently if facts and circumstances warrant a review, such as significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. We have determined that there is a single reporting unit for the purpose of conducting our goodwill impairment assessment. We assess both the existence of potential impairment and the amount of impairment loss by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Intangible assets are recorded at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. To date, we have not recorded any impairments of goodwill or acquired intangible assets.
Valuation of Contingent Consideration
In connection with our acquisitions of Eversurance and PolicyFuel we agreed to issue shares of Class A common stock to the former owners upon the achievement of certain revenue targets. Achievement of revenue targets that will result in the issuance of a variable number of shares of Class A common stock are accounted for as a liability. We estimated the fair value of the shares of Class A common stock issuable upon achievement of the targets as of the acquisition date. We remeasure the fair value of the shares of Class A common stock issuable at each subsequent reporting date until the liability is fully settled. We use Monte Carlo simulation models in our estimates. The estimated fair value of the contingent consideration is based upon available information and certain assumptions, known at the time of our estimates, which management believes are reasonable. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized as acquisition-related costs.
We estimate the fair value of the maximum 58,754 shares of Class A common stock issuable as contingent consideration upon achievement of certain Eversurance revenue targets in 2023 using probability of achievement of the revenue target (acquisition specific input) and the market value of our Class A common stock (observable input). The fair value of our contingent consideration liability for the Eversurance shares was $0.9 million and $2.2 million as of December 31, 2021 and 2020, respectively. The decrease in fair value of the contingent consideration liability for the year ended December 31, 2021 was due to the decrease in the market value of our Class A common stock during the year. A hypothetical change in the market value of our Class A common stock of 10% would change the fair value of our estimated liability as of December 31, 2021 by $0.1 million.
We used a Monte Carlo simulation model in our estimates of the fair value of the contingent consideration related to the PolicyFuel acquisition that will be settled over the next three years. The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of our Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. The fair value of our contingent consideration liability for the PolicyFuel shares was $3.8 million as of the date of acquisition and $5.3 million as of December 31, 2021. The increase in the fair value of the contingent consideration liability for the PolicyFuel shares was primarily due to a change in estimate of forecasted revenue, partially offset by the decrease in the market value of our Class A common stock during the period. A hypothetical change of 10% in our estimate of the number of shares of our Class A common stock to be released upon achievement of the revenue targets, assuming no change to the market value of Class A common stock, would change the fair value of our estimated liability as of December 31, 2021 by $0.4 million. A hypothetical change of 10% in the market value of our Class A common stock, assuming no change to the estimated number of shares to be released upon achievement of the revenue targets, would change the fair value of our estimated liability as of December 31, 2021 by $0.3 million.
Revenue Recognition
We derive our revenue primarily by selling consumer referrals to our insurance provider customers, including insurance carriers, agents and indirect distributors. We also generate less than 10% of our revenue from commission fees for the sale of policies, primarily in our health and automotive verticals. To determine revenue recognition for arrangements that we determine are within the scope of the revenue standard, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.
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
Referral Revenue
We recognize referral revenue when we satisfy our performance obligations by delivering the referrals to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those referrals.

Commission Revenue
Our commission revenue is primarily comprised of commissions from health insurance carriers and, to a lesser extent, auto insurance carriers. Commission revenue is comprised of the estimated constrained lifetime values, or the constrained LTVs, of commission payments we expect to receive for selling an insurance policy. Commission revenue is recognized upon satisfaction of our performance obligation. We consider our performance obligation to be satisfied upon submission of the policy application. Commission revenue represents less than 10% of total revenue in each of the years ended December 31, 2021, 2020 and 2019.
We estimate commission revenue for each health insurance product by using a portfolio approach to a group of policies by product type and the application submission date of the relevant policy, which are referred to as “cohorts.” Our estimate of constrained LTVs is based on an analysis of historical commission payment trends for relevant policies to establish an expected lifetime value and incorporates management’s judgment in interpreting those trends to calculate LTVs and to apply constraints to such LTVs. Significant factors impacting historical trends include carrier mix, average policy duration and conversion rates of paying policies.
Commission revenue from auto insurance carriers is comprised of constrained LTVs of commission payments we expect to receive for selling an insurance policy based on the effective date of the policy. Our estimate of constrained LTVs is based on an analysis of historical commission payment trends for relevant policies to establish an expected lifetime value and incorporates management’s judgment in interpreting those trends to calculate LTVs and to apply constraints to such LTVs. The most significant factor impacting historical trends is average policy duration.
We apply a constraint to our estimated LTVs to only recognize the amount of variable consideration that we believe is probable that we will be entitled to receive and that will not be subject to a significant revenue reversal in the future.
To the extent that commission payment trends change or the underlying factors impacting commission payments change, our estimate of constrained LTVs could be materially impacted. To the extent we make changes to our estimates of constrained LTVs, we recognize any material impact of the change to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained LTVs recognized as an adjustment to revenue and the related contract asset. We have not recorded material adjustments to revenue or commissions receivable resulting from changes to estimated LTVs. We recognize revenue for new policies by applying the latest estimated constrained LTV for that product.
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
We estimate the fair value of stock options with service-based vesting or performance-based vesting granted to employees, non-employees
and directors using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield. We measure stock options with market-based
vesting based on the fair value on the date of grant using a Monte Carlo simulation model. We estimate the fair value of each restricted stock unit, or RSU, based on the market value of our common stock.
The fair value of performance-based RSUs that are liability classified will be recorded as compensation expense based on the fair value of the number of shares issued at vesting. Prior to vesting, compensation expense is recognized over the period during which services are rendered, based on the performance conditions deemed to be probable of achievement. At the end of each financial reporting period prior to the vesting date, the fair value of these awards is remeasured using the then-current fair value of our Class A common stock. For a description of liability-classified performance-based RSUs refer to Note 10 of the Notes to Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our audited consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form
10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have a credit agreement that provides us with a revolving line of credit of up to $25.0 million. Borrowings bear interest at a floating rate of the greater of 3.25% or the prime rate. As of December 31, 2021, we had no outstanding borrowings under our revolving line of credit and therefore no material exposure to fluctuations in interest rates.
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
EVERQUOTE, INC.

Report of Independent Registered Public Accounting Firm
To the
Board of Directors and Stockholders of EverQuote, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of EverQuote, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in
 Internal Control—Integrated Framework
 (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
 Internal Control
—
Integrated Framework
 (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not design and maintain (i) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to certain revenue-related financial applications, programs, and data to appropriate company personnel; (ii) program change management controls for certain revenue-related financial applications to ensure that information technology (IT) program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) controls over the completeness and accuracy of data relevant to certain automated revenue calculations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Policy Fuel, LLC and its affiliated entities (PolicyFuel) from its assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination during 2021. We have also excluded PolicyFuel from our audit of internal control over financial reporting. PolicyFuel is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 5% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
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

Acquisition of Policy Fuel, LLC and its Affiliated Entities – Valuation of Contingent Consideration and Customer Relationships Intangible Asset
As described in Notes 3 and 4 to the consolidated financial statements, the Company completed its acquisition of Policy Fuel, LLC and its Affiliated Entities (PolicyFuel) on August 13, 2021. The purchase consideration of $20.0 million reflected a cash payment of $16.0 million, net of cash acquired, settlement of an outstanding receivable from PolicyFuel of $0.2 million, and contingent consideration of $3.8 million, representing the estimated fair value as of the acquisition date of Class A common stock issuable to the former owners of PolicyFuel upon achievement of certain revenue targets over the next three years. The former owners of PolicyFuel are eligible to receive shares of Class A common stock upon the achievement (at varying levels) of each of three twelve-month revenue targets. As achievement of each of the three twelve-month targets will result in the issuance of a variable number of shares of Class A common stock, management has recorded the fair value of this contingent consideration within accrued expenses and other current liabilities (first annual target) and within other long-term liabilities (second and third annual targets). As of December 31, 2021, management estimated the fair value of the contingent consideration to be $5.3 million, and as a result recorded a $1.5 million charge to acquisition-related costs for the increase in fair value subsequent to the acquisition date. Management estimated the fair value of the contingent consideration as of the acquisition date, and remeasures the fair value of the contingent consideration at each subsequent reporting date until the liability is fully settled, using a Monte Carlo simulation model. Management’s significant assumptions and estimates utilized in the model include the forecasted revenue, equity volatility, revenue volatility, and discount rate. Additionally, as part of the preliminary allocation of the purchase price for PolicyFuel, management recorded $6.6 million for the customer relationships intangible asset at fair value using the income approach. Management’s significant assumptions and estimates utilized in the model include the revenue and earnings growth rates, royalty rates, and the discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of contingent consideration and the customer relationships intangible asset in the PolicyFuel acquisition is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of the contingent consideration and the customer relationships intangible asset due to the significant judgment by management when determining the fair values, (ii) the significant audit effort in evaluating management’s significant assumptions related to the forecasted revenue, equity volatility, and revenue volatility for the contingent consideration, and the revenue and earnings growth rates, royalty rates, and discount rate for the customer relationships intangible asset, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s determination of the fair value of the contingent consideration, the customer relationships intangible asset, and changes in the fair value of the contingent consideration at subsequent reporting dates. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing the completeness and accuracy of the underlying data used in the valuation models, and (iii) evaluating the appropriateness of the valuation models and reasonableness of the significant assumptions used by management related to the forecasted revenue, equity volatility, and revenue volatility for the contingent consideration as of the acquisition date and December 31, 2021, and the revenue and earnings growth rates, royalty rates, and discount rate for the customer relationships intangible asset. Evaluating the reasonableness of the forecasted revenue used in the determination of the fair value of the contingent consideration involved considering the consistency with external economic and market data. Evaluating the reasonableness of the revenue and earnings growth rates used in the determination of the fair value of the customer relationships intangible asset involved considering the consistency with historical data as well as consistency with external economic and market data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Monte Carlo simulation model for the contingent consideration and the income approach for the customer relationships intangible asset, as well as evaluating the reasonableness of the significant assumptions related to the equity volatility and revenue volatility for the contingent consideration and the royalty rates and discount rate for the customer relationships intangible asset.
/s/
 PricewaterhouseCoopers LLP

Boston, Massachusetts
February 25, 2022
We have served as the Company’s auditor since 2014.

6
9

EVERQUOTE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$34,851	$42,870
Accounts receivable, net	35,659	46,079
Prepaid expenses and other current assets	14,184	8,452

Total current assets	84,694	97,401
Property and equipment, net	5,796	6,173
Goodwill	21,501	9,794
Acquired intangible assets, net	10,229	3,366
Operating lease right-of-use assets	7,291	9,621
Other assets	14,096	2,695

Total assets	$143,607	$129,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,599	$32,964
Accrued expenses and other current liabilities	13,015	9,421
Deferred revenue	2,096	1,869
Operating lease liabilities	2,696	2,593

Total current liabilities	47,406	46,847
Operating lease liabilities, net of current portion	5,531	8,093
Other long-term liabilities	5,545	3,128

Total liabilities	58,482	58,068

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 23,544,995 shares and 20,784,065 shares issued and outstanding at December 31, 2021 and 2020, respectively	24	21
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 6,407,678 shares and 7,429,502 shares issued and outstanding at December 31, 2021 and 2020, respectively	6	7
Additional paid-in capital	222,730	189,172
Accumulated other comprehensive income (loss)	10	(7)
Accumulated deficit	(137,645)	(118,211)

Total stockholders’ equity	85,125	70,982

Total liabilities and stockholders’ equity	$143,607	$129,050

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$418,515	$346,935	$248,811

Cost and operating expenses:
Cost of revenue	23,949	21,373	15,903
Sales and marketing	354,990	284,880	202,689
Research and development	35,732	29,662	20,214
General and administrative	24,703	20,444	16,827
Acquisition-related costs	1,065	2,258	—
Legal settlement	—	—	1,227

Total cost and operating expenses	440,439	358,617	256,860

Loss from operations	(21,924)	(11,682)	(8,049)

Other income (expense):
Interest income	37	189	669
Other income (expense), net	(57)	291	263

Total other income (expense), net	(20)	480	932

Loss before income taxes	(21,944)	(11,202)	(7,117)
Benefit from income taxes	2,510	—	—

Net loss	$(19,434)	$(11,202)	$(7,117)

Net loss per share, basic and diluted	$(0.67)	$(0.41)	$(0.28)

Weighted average common shares outstanding, basic and diluted	29,088	27,329	25,759

Comprehensive loss:
Net loss	$(19,434)	$(11,202)	$(7,117)
Other comprehensive loss:
Foreign currency translation adjustment	17	(7)	—

Comprehensive loss	$(19,417)	$(11,209)	$(7,117)

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

						Accumulated Other Comprehensive Income (Loss)
	Class A		Class B		Additional Paid-in Capital			Total Stockholders’ Equity
	Common Stock		Common Stock				Accumulated Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	7,528,741	$8	17,696,414	$18	$143,050	$—	$(99,892)	$43,184
Issuance of common stock upon exercise of stock options	645,920	1	—	—	2,981	—	—	2,982
Vesting of restricted stock units	567,100	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	12,721	—	—	12,721
Transfer of Class B common stock to Class A common stock	5,894,073	6	(5,894,073)	(6)	—	—	—	—
Net loss	—	—	—	—	—	—	(7,117)	(7,117)

Balances at December 31, 2019	14,635,834	15	11,802,341	12	158,752	—	(107,009)	51,770
Contingent consideration to be settled in Class A common stock	—	—	—	—	1,335	—	—	1,335
Issuance of common stock upon exercise of stock options	776,914	1	—	—	4,906	—	—	4,907
Vesting of restricted stock units	998,478	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	24,179	—	—	24,179
Transfer of Class B common stock to Class A common stock	4,372,839	5	(4,372,839)	(5)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(11,202)	(11,202)

Balances at December 31, 2020	20,784,065	21	7,429,502	7	189,172	(7)	(118,211)	70,982
Issuance of common stock to settle contingent consideration liability	39,168	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	572,429	1	—	—	3,614	—	—	3,615
Vesting of restricted stock units	1,127,509	1	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	29,944	—	—	29,944
Transfer of Class B common stock to Class A common stock	1,021,824	1	(1,021,824)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(19,434)	(19,434)

Balances at December 31, 2021	23,544,995	$24	6,407,678	$6	$222,730	$10	$(137,645)	$85,125

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(19,434)	$(11,202)	$(7,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	5,072	3,350	2,186
Loss on disposal of property and equipment	—	—	98
Stock-based compensation expense	30,020	24,179	12,721
Change in fair value of contingent consideration	196	1,778	—
Deferred taxes	(2,510)	—	—
Provision for (recovery of) bad debt	(41)	105	478
Unrealized foreign currency transaction losses	24	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	10,511	(13,970)	(15,232)
Prepaid expenses and other current assets	(3,642)	623	(5,609)
Operating lease right-of-use assets	2,710	2,076	—
Other assets	(10,894)	(554)	(1)
Accounts payable	(3,968)	9,301	6,837
Accrued expenses and other current liabilities	2,692	(3,968)	10,126
Deferred revenue	227	368	61
Operating lease liabilities	(2,840)	(2,233)	—
Other long-term liabilities	(934)	815	(135)

Net cash provided by operating activities	7,189	10,668	4,413

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(2,862)	(3,822)	(2,975)
Acquisition of business	(15,955)	(14,930)	—

Net cash used in investing activities	(18,817)	(18,752)	(2,975)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,615	4,907	2,982

Net cash provided by financing activities	3,615	4,907	2,982

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(7)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	(8,019)	(3,184)	4,420
Cash, cash equivalents and restricted cash at beginning of period	43,120	46,304	41,884

Cash, cash equivalents and restricted cash at end of period	$35,101	$43,120	$46,304

Supplemental disclosure of noncash investing and financing information:
Acquisition of property and equipment included in accounts payable	$100	$—	$—
Fair value of contingent consideration in connection with acquisition included in stockholders’ equity	$—	$1,335	$—
Fair value of contingent consideration in connection with acquisition included in other long-term liabilities	$3,784	$416	$—
Operating lease liabilities arising from obtaining right-of-use assets	$383	$541	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$34,851	$42,870	$46,054
Restricted cash (included in other assets)	250	250	250

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$35,101	$43,120	$46,304

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business and Basis of Presentation
EverQuote, Inc. (the “Company”) was incorporated in the state of Delaware in 2008. Through its internet websites, the Company operates an online marketplace for consumers shopping for auto, home and renters, life and health insurance. The Company generates revenue primarily by selling consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. The Company also generates revenue from commission fees paid by insurance provider customers for insurance policies it sells to consumers.
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
pandemic. The
COVID-19
pandemic has had a significant adverse impact on global commercial activity and has created significant volatility in financial markets. Many governmental authorities have implemented travel bans and restrictions, quarantines, shelter-in-place
orders, business limitations and shutdowns and other measures to attempt to contain the spread of the virus. Government recommendations and requirements are continuing to change and there remains significant uncertainty as to the breadth and duration of business disruptions related to
COVID-19,
as well as its impact on the global economy and consumer confidence. Work-from-home and other measures have introduced additional operational risks, including cybersecurity risks, and may adversely affect the way the Company and its customers and insurance providers conduct business. The extent to which the
COVID-19
pandemic impacts the Company’s workforce, business, financial condition, results of operations and the Company’s use of estimates in preparation of its consolidated financial statements will depend on future developments, which are highly uncertain and cannot be predicted at this time.
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including a net loss of $19.4 million for the year ended December 31, 2021. As of December 31, 2021, the Company had an accumulated deficit of $137.6 million. In February 2022, the Company completed a private placement of shares of Class A common stock resulting in gross proceeds of $15.0 million (see Note 16). As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements, without considering borrowing availability of up to $25.0 million under the Company’s revolving line of credit.
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

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and collectability of accounts receivable, the expensing and capitalization of website and software development costs, goodwill and acquired intangible assets, commissions receivable, the contingent consideration liabilities, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. Actual results may differ from those estimates or assumptions. Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Restricted Cash
As of both December 31, 2021 and 2020, restricted cash consisted of $0.3 million deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. Restricted cash accounts are classified within other assets.
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
The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the years ended December 31, 2021, 2020 and 2019, one customer represented 16%, 22% and 21%, respectively, of total revenue. As of December 31, 2021, one customer accounted for 12% of the total accounts and commissions receivable balance. As of December 31, 2020, one customer accounted for 10% of the total accounts and commissions receivable balance.
Accounts Receivable
The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off
against the reserve. As of December 31, 2021, the Company’s allowance for credit losses was less than $
0.1
 million. As of December 31, 2020, the Company’s allowance for credit losses was $0.1 million. During the years ended December 31, 2021 and 2020, the Company wrote off an insignificant amount of uncollectible accounts. During the year ended December 31, 2019, the Company wrote off $0.5 million of uncollectible accounts.

7
5

Revenue Recognition
The Company derives its revenue primarily by selling consumer referrals to its insurance provider customers, including insurance carriers, agents and indirect distributors. The Company also generates less than

10
%
of its revenue from commission fees for the sale of policies, primarily in its health and automotive verticals. On January 1, 2019, the Company adopted the new revenue standard ASC 606, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. To determine revenue recognition for arrangements that the Company determines are within the scope of the revenue standard, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.
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
Referral Revenue
The Company recognizes referral revenue when it satisfies its performance obligations by delivering the referrals to its customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those referrals.
Commission Revenue
The Company’s commission revenue is primarily comprised of commissions from health insurance carriers and, to a lesser extent, auto insurance carriers. Commission revenue is comprised of the estimated constrained lifetime values (the “constrained LTVs”) of commission payments the Company expects to receive for selling an insurance policy. Commission revenue is recognized upon satisfaction of the Company’s performance obligation. The Company considers its performance obligation to be satisfied upon submission of the policy application. Commission revenue represents less than

10
% of total revenue in each of the years ended December
31
,
2021
,
2020
and
2019
.
The Company estimates commission revenue for each health insurance product by using a portfolio approach to a group of policies by product type and the application submission date of the relevant policy, which are referred to as “cohorts.” The Company’s estimate of constrained LTVs is based on an analysis of historical commission payment trends for relevant policies to establish an expected lifetime value and incorporates management’s judgment in interpreting those trends to calculate LTVs and to apply constraints to such LTVs. Significant factors impacting historical trends include carrier mix, average policy duration and conversion rates of paying policies.
Commission revenue from auto insurance carriers is comprised of constrained LTVs of commission payments the Company expects to receive for selling an insurance policy based on the effective date of the policy. The Company’s estimate of constrained LTVs is based on an analysis of historical commission payment trends for relevant policies to establish an expected lifetime value and incorporates management’s judgment in interpreting those trends to calculate LTVs and to apply constraints to such LTVs. The most significant factor impacting historical trends is
average policy duration.
The Company applies a constraint to its estimated LTVs to only recognize the amount of variable consideration that it believes is probable that it will be entitled to receive and will not be subject to a significant revenue reversal in the future.

7
6

To the extent that commission payment trends change or the underlying factors impacting commission payments change, the Company’s estimate of constrained LTVs could be materially impacted. To the extent the Company makes changes to its estimates of constrained LTVs, it recognizes any material impact of the change to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained LTVs recognized as an adjustment to revenue and the related contract asset. The Company recognizes revenue for new policies by applying the latest estimated constrained LTV for that product.
Disaggregated Revenue
The Company presents disaggregated revenue from contracts with customers by distribution channel, as the distribution channel impacts the nature and amount of the Company’s revenue, and by vertical market segment.
Total revenue is comprised of revenue from the following distribution channels:

	Year Ended December 31,
	2021	2020	2019
Direct channels	90%	92%	94%
Indirect channels	10%	8%	6%

	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Year Ended December 31,
	2021	2020	2019
Automotive	$330,928	$283,236	$212,300
Other	87,587	63,699	36,511

Total Revenue	$418,515	$346,935	$248,811

The Company has elected to apply the
practical
expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At December 31, 2021 and 2020, the Company had not capitalized any costs to obtain any of its contracts.
Deferred Revenue
Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $2.1 million and $1.9 million as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company recognized revenue of $1.4 million that was included in the contract liability balance (deferred revenue) at December 31, 2020. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.
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
are expected to be
received
beyond one year.

7
7

The current and
non-current
portions of commissions receivable are as follows (in thousands):

	December 31,

	2021	2020

Commissions receivable, current portion (included in prepaid expenses and other current assets)	$9,285	$3,842

Commissions receivable, non-current portion (included in other assets)	13,415	1,987

	$22,700	$5,829

A portion of the Company’s commissions receivable contract asset was recorded as part of the purchase price allocation for the Company’s two acquisitions (see Note 3).
The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the years ended December 31, 2021, 2020 or 2019.
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
Valuation of Contingent Consideration
The Company’s two acquisitions in 2021 and 2020 provided for shares of Class A common stock to be issued to former owners of the purchased entities upon the achievement of certain revenue targets (see Note 3). Achievement of revenue targets that will result in the issuance of a variable number of shares of Class A common stock are accounted for as a liability. The Company estimates the fair value of the shares of Class A common stock issuable upon achievement of the targets as of the acquisition date. The Company remeasures the fair value of the shares of Class A common stock issuable at each subsequent reporting date until the liability is fully settled. The Company uses Monte Carlo simulation models in its estimates. The estimated fair value of the contingent consideration is based upon available information and certain assumptions, known at the time of its estimates, which management believes are reasonable. Significant assumptions and estimates utilized in the model include the forecasted revenue, revenue volatility and discount rate. The fair value of the liability at each reporting date is comprised of the estimated number of Class A common stock to be earned multiplied by the market value of the Company’s Class A common stock as of the reporting date.

7
8

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
Leases
Prior to January 1, 2020, the Company accounted for leases under ASC 840, Leases (“ASC 840”). Effective January 1, 2020, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the modified retrospective approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. Therefore, for the year ended December 31, 2019, the Company’s financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such period. As of and for the years ended December 31, 2021 and 2020, the Company’s consolidated financial statements are presented in accordance with ASC 842.
In accordance with ASC 842, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use
asset and lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The Company’s policy is to not record leases with an original term of 12 months or less on its consolidated balance sheets and recognizes those lease payments in the income statement on a straight-line basis over the lease term. The Company’s existing leases are for office space.
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

7
9

Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment, right-of-use
assets and intangible assets with finite lives. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021, 2020 or 2019.
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
The Company’s cash equivalents and contingent consideration liabilities are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. Commissions receivable are recorded at constrained lifetime values.
Segment Information
The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company operates an online marketplace for consumers shopping for auto, home and renters, life and health insurance quotes.
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
an estimated useful life of
three years.
Advertising Expense
Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. During the years ended December 31, 2021, 2020 and 2019, advertising expense totaled $289.0 million, $238.3 million and $175.5 million, respectively.
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
The fair value of performance-based restricted stock units that are liability classified will be recorded as compensation expense based on the fair value of the number of shares issued at vesting. Prior to vesting, compensation expense is recognized over the period during which services are rendered, based on the performance conditions deemed probable of achievement. At the end of each financial reporting period prior to the vesting date, the fair value of these awards is remeasured using the then-current fair value of the Company’s Class A common stock (see Note 10).
The Company classifies stock-based compensation expense in its statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is the currency of the local country. Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the period-end
exchange rates, and income and expense items are translated into U.S. dollars using average exchange rates in effect during each period. The effects of these foreign currency translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders’ equity. The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Foreign currency transaction gains (losses) are included in the consolidated statements of operations and comprehensive loss as a component of other income (expense) and have not been significant.

Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss is foreign currency translation adjustments.
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
The Company has two classes of common stock outstanding: Class A common stock and Class B common stock. As more fully described in Note 9, the rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder at any time. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one-to-one
basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and Class B common stock are equivalent.
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2021	2020	2019
Options to purchase common stock	1,539,573	2,188,919	2,827,868
Unvested restricted stock units	2,798,761	3,142,220	3,367,846

	4,338,334	5,331,139	6,195,714

The table above does not include shares issuable upon settlement of contingent consideration for the Company’s two acquisitions (see Note 3). Such shares are also not included in the Company’s calculation of basic or diluted net loss per common share.
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

Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU
No. 2021-08,
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606,
Revenue from Contracts with Customers
, as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The amendments in this update are to be applied prospectively to business combinations occurring on or after the effective date. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.
3. Acquisitions
PolicyFuel
On August
13
,
2021
, the Company completed the acquisition of Policy Fuel, LLC and its affiliated entities (“PolicyFuel”), a policy-sales-as-a-service
provider, with principal offices in Austin and San Antonio, Texas. PolicyFuel operates in the property and casualty insurance industry providing services to enable carriers to complement their own call center operations with access to dedicated advisor teams that focus exclusively on selling that provider’s offerings. This acquisition enables the Company to expand the range of products the Company offers to carriers and expands the market of the Company’s direct-to-consumer
offerings.
The PolicyFuel acquisition was accounted for as a purchase of a business under ASC Topic
805
, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of PolicyFuel were recorded at their respective fair values as of the acquisition date. The purchase consideration of $
20.0
 million reflected a cash payment of $
16.0
 million, net of cash acquired, settlement of an outstanding receivable from PolicyFuel of $
0.2
million and contingent consideration of $
3.8
 million, representing the estimated fair value as of the acquisition date of Class A common stock issuable to the former owners of PolicyFuel upon achievement of certain revenue targets over the next three years
. The former owners of PolicyFuel are eligible to receive shares of Class A common stock upon the achievement (at varying levels) of each of three
twelve
-month revenue targets. The number of shares that may be issued at maximum performance is based on a total dollar value of $
12.9
 million;
50
% of which would be calculated at the time of issuance by dividing the applicable dollar value by a volume weighted average price per share for a
20-day
period preceding the acquisition. These shares are referred to as the “Fixed Shares” and the maximum number of Fixed Shares that may be issued is
199,311
. The fair value of such shares to be recorded upon issuance will be based on the number of shares issued multiplied by the market value of the Company’s Class A common stock on the date of issuance. The remaining
50
%, or

$
6.5
 million at maximum performance, may be issued as shares of Class A common stock calculated by dividing

the applicable dollar value earned by the volume weighted average price per share for a
20-day
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
The Fixed Shares described above include
17,030
performance-based restricted stock units issued as an Inducement Award and the Fixed Dollar Shares described above include

$
0.6
 million of performance-based restricted stock units issued as an Inducement Award (see Note
10)
.
As achievement of each of the
three
twelve
-month targets will result in the issuance of a variable number of shares of Class A common stock, the Company has recorded the fair value of this contingent consideration within accrued expense and other current liabilities (first annual target) and within other long-term liabilities (second and third annual targets). The Company estimated the fair value of the contingent consideration as of the acquisition date using a Monte Carlo simulation model. The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of the Company’s Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. The Company remeasures the fair value of the contingent consideration at each subsequent reporting date until the liability is fully settled (see Note
4)
.
The Company’s consolidated financial statements reflect the preliminary allocation of the purchase price to the assets and liabilities assumed based on fair value as of the date of the acquisition. The Company’s preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition including the related impact to the deferred tax liability is subject to change upon finalizing its valuation analysis. The final determination may result in changes in the fair value of certain assets and liabilities as compared to these preliminary estimates, which is expected to be finalized in the first half of 2022. The Company expects an adjustment to the release of the deferred tax asset valuation allowance corresponding to any potential measurement period adjustments that impact the net deferred tax liability. The Company’s consolidated financial statements as of December 31, 2021 reflect the preliminary allocation of the preliminary purchase price to the assets and liabilities assumed based on fair value as of the date of the acquisition.
The following tables summarize the preliminary purchase price for PolicyFuel and the preliminary allocation of the purchase price (in thousands):

Cash paid, net of cash acquired	$15,955
Fair value of contingent consideration to be settled in stock	3,784
Settlement of existing relationship	233

Total purchase price consideration, net of cash acquired	$19,972

Assets Acquired and Liabilities Assumed:
Accounts receivable	$283
Commissions receivable (current and long-term)	2,761
Prepaid expenses and other current assets	12
Customer relationships	6,600
Developed technology	1,700
Other identifiable intangible assets	300
Goodwill	11,532

Total assets acquired	23,188
Accounts payable and accrued expenses (current)	(706)
Deferred tax liability	(2,510)

Total allocation of purchase price consideration, net of cash acquired	$19,972

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
Commissions receivable
were recorded at constrained LTVs and are included in prepaid expenses and other current assets and other assets on the Company’s consolidated balance sheet.
Goodwill was recognized
for the excess purchase price over the fair value of the net assets acquired. Goodwill is primarily attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and future growth. Goodwill resulting from the acquisition of PolicyFuel is not deductible for tax purposes.
The Company incurred
costs of $0.9 million for the year ended December 31, 2021, for third-party professional services utilized for the acquisition, which were expensed as incurred within acquisition-related costs on the Company’s consolidated statements of operations and comprehensive loss. The operating results of the acquired entity have been included in the consolidated financial statements beginning on the acquisition date but have not been disclosed as the Company does not account for the results of the acquired entity separate from its own results. Pro forma results of operations for the acquisition have not been presented as they are not material to the Company’s consolidated results of operations.
The Company recorded
an income tax benefit for the year ended December 31, 2021 of $2.5 million related to the release of a portion of its valuation allowance as a result of the acquisition of PolicyFuel. The net deferred tax liability recorded for PolicyFuel relates to the intangible assets recognized in purchase accounting, which are non-deductible for tax purposes and result in a deferred tax liability. The net deferred tax liability is a source of income to support the recognition of a portion of the Company’s existing deferred tax assets. Therefore, the Company has recorded a tax benefit for the release of a portion of its valuation allowance related to the net deferred tax liability recorded in purchase accounting. The Company maintains a valuation allowance on its overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.
Eversurance
On September
1
,
2020
, the Company completed the acquisition of Crosspointe Insurance & Financial Services, LLC, a health insurance agency headquartered in Evansville, Indiana. In the third quarter
2021
, the Company changed
the name of Cross
pointe Insurance & Financial Services, LLC to Eversurance, LLC (“Eversurance”). Eversurance is a sales and decision support contact center that connects consumers to high quality health insurance in a customer-centric environment and serves the individual
and family health, Medicare, and ancillary health product markets. This acquisition enables the Company to accelerate and expand its opportunity in the health insurance market, by providing insurance shoppers with a broader range of health insurance products through access to a greater number of carrier partners, and an improved and more personalized customer buying experience.

The Eversurance acquisition was accounted for as a purchase of a business under ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of Eversurance were recorded as of the acquisition date, at their respective fair values. The purchase consideration of $16.7 million reflected a cash payment of $14.9 million and contingent consideration of $1.8 million representing the fair value of Class A common stock issuable to the former owners of Eversurance upon achievement of certain revenue targets over three years. The former owners of Eversurance are eligible to receive up to 97,922 shares of Class A common stock upon achievement of certain revenue targets. These revenue targets are measured in annual intervals. Shares of Class A common stock issuable upon achievement of the first two annual targets are for a

fixed number of shares of Class A common stock of 39,168 shares and, as such, the Company has recorded the fair value of these shares within stockholders’ equity based on the number of shares issuable and the market value of Class A common stock on the acquisition date. Achievement of the third annual target will result in the issuance of a variable number of shares of Class A common stock of up to 58,754 shares and, as such, the Company has recorded the fair value of these shares as a long-term liability. The Company’s consolidated financial statements as of December 31, 2020 reflected the preliminary allocation of the purchase price to the assets and liabilities assumed based on fair value as of the date of the acquisition. The Company’s preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition was subject to change upon finalizing its valuation analysis. During the three months ended March 31, 2021, the Company recorded an adjustment to goodwill of $0.2 million, representing an adjustment to its estimate of the fair value of commissions receivable as of the acquisition date. As of December 31, 2021, the preliminary estimates have been finalized, with no further changes to the allocation of the purchase price to the assets and liabilities assumed.
The Company estimated the fair value of the shares of Class A common stock issuable upon achievement of the three
annual targets as of the acquisition date. The Company used a Monte Carlo simulation model in its estimates. Significant assumptions and estimates utilized in the model included forecasted revenue, revenue volatility and discount rate. As of September
1
,
2020
, the acquisition date, the estimated fair value of the contingent consideration included in other long-term liabilities was $
0.4
 million. The Company remeasures the fair value of the shares of Class A common stock issuable upon the estimated achievement levels of the third annual target at each subsequent reporting date until the liability is fully settled (see Note
4)
.

The following tables summarize the preliminary purchase price for Eversurance and the allocation of the purchase price (in thousands):

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

Customer relationships
were valued using the income approach and are being amortized to sales and marketing expense over their estimated useful life of five years
. Significant assumptions and estimates utilized in the model include the customer attrition rate and discount rate.
Commissions receivable were recorded at constrained LTVs and are included in prepaid expenses and other current assets and other assets on the Company’s consolidated balance sheet.
Goodwill was recognized for the excess purchase price over the fair value of the net assets acquired. Goodwill is primarily attributable to the workforce of the acquired business (which is not eligible for separate recognition as an identifiable intangible asset) and future growth. Goodwill resulting from the acquisition of Eversurance is deductible for tax purposes.

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

4. Fair Value of Financial Instruments
The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,502	$—	$—	$20,502

Liabilities:
Contingent consideration liability associated with acquisition of Eversurance included in other long-term liabilities	$—	$—	$920	$920
Contingent consideration liability associated with acquisition of PolicyFuel included in accrued expense and other current liabilities	—	—	629	629
Contingent consideration liability associated with acquisition of PolicyFuel included in other long-term liabilities	—	—	4,625	4,625

	$—	$—	$6,174	$6,174

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$15,777	$—	$—	$15,777

Liabilities:
Contingent consideration liability associated with acquisition of Eversurance included in other long-term liabilities	$—	$—	$2,194	$2,194

There
were no transfers into or out of Level 3 during the years ended December 31, 2021, 2020 or 2019.
Money market
funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.
Contingent consideration
liabilities are valued by the Company using significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized as acquisition-related costs

within the consolidated statements of operations and comprehensive loss.
The Company
estimates the fair value of the maximum 58,754 shares of Class A common stock issuable as contingent consideration upon achievement of certain Eversurance revenue targets (see Note 3) using probability of achievement of the revenue target (acquisition specific input) and the market value of the Company’s Class A common stock (observable input). The change in fair value of the contingent consideration liability for the years ended December 31, 2021 and 2020 was due to the decrease in the market value of the Company’s

Class A common stock during the periods.

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
The following table provides a roll-forward of the aggregate fair values of the Company’s contingent consideration liabilities for which fair value is determined by Level 3 inputs (in thousands):

Contingent
Consideration
Liabilities
Fair value at December 31, 2020	$2,194
Acquisition of PolicyFuel	3,784
Change in fair value of contingent consideration related to Eversurance acquisition	(1,274)
Change in fair value of contingent consideration related t o PolicyFuel acquisition	1,470

Fair value at December 31, 2021	$6,174

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
Changes
in goodwill for the year ended December 31, 2021 were as follows (in thousands):

Balance January 1, 2021	$9,794
Final adjustment to Eversurance purchase price allocation	175
Goodwill resulting from PolicyFuel acquisition	11,532

Balance December 31, 2021	$21,501

Acquired intangible assets consisted of the following (in thousands):

		December 31, 2021
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	7.6	$10,200	$(1,830)	$8,370
Developed technology	3	1,700	(217)	1,483
Other identifiable intangible assets	2.8	570	(194)	376

		$12,470	$(2,241)	$10,229

		December 31, 2020
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	5	$3,600	$(464)	$3,136
Other identifiable intangible assets	3.7	270	(40)	230

		$3,870	$(504)	$3,366

Amortization expense for intangible assets for the years ended December 31, 2021, 2020 and 2019 was $1.7 million, $0.5 million and less than $0.1 million, respectively.
Future amortization
expense of the intangible assets as of December 31, 2021, is expected to be as follows (in thousands):
Year Ending December 31,

2022	$2,277

2023	2,001

2024	1,715

2025	960

2026	685

Thereafter	2,591

$10,229

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020

Computer equipment	$2,755	$2,183

Software	12,888	11,113

Furniture and fixtures	1,127	1,127

Leasehold improvements	906	921

	17,676	15,344

Less: Accumulated depreciation and amortization	(11,880)	(9,171)

	$5,796	$6,173

Depreciation and amortization expense was $3.3 million, $2.8 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company capitalized costs associated with the development of internal use software of $2.2 million, $3.0 million and $2.7 million included in the Software line item above and recorded related amortization expense of $
2.6
 million, $
2.2
 million and $
1.4
 million (included in depreciation and
amortization
expense) during the years ended December
31
,
2021
,
2020
and
2019
, respectively. The remaining net book value of capitalized software costs was $
4.4
 million and $
4.8
 million as of December
31
,
2021
and
2020
, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020

Accrued employee compensation and benefits	$4,115	$4,105

Accrued advertising expenses	5,669	2,596

Other current liabilities	3,231	2,720

	$13,015	$9,421

8. Loan and Security Agreement
The
Company has available borrowings of $
25.0
 million under its amended Loan and Security Agreement (the “
2020
Loan Agreement”). Pursuant to the
2020
Loan Agreement, borrowings under the revolving line of credit cannot exceed
80
% of eligible accounts receivable balances,
bear interest at the greater of 3.25% or the prime rate
and mature in
August 2022
. Borrowings are collateralized by substantially all of the Company’s assets and property.
Under the
2020
Loan Agreement, the Company is subject to specified affirmative and negative covenants until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions. In addition, the Company is required to maintain a financial performance covenant: a minimum asset coverage ratio of 1.5 to 1, calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. As of December 31, 2021, the Company was in compliance with these covenants. Events which would meet the criteria of a default under the 2020 Loan Agreement include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company.
As of
December
31
,
2021
, the Company had
no
amounts outstanding on the revolving line of credit.

9. Equity
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
During
the year ended December
31
,
2021
, the Company issued
39,168
shares of
Clas
s A

common stock to the former owners of Eversurance upon achievement of the first two targets of the contingent consideration arrangement (see Note
3)
.
10. Stock-Based Compensation
2008 and 2018 Plans
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
Equity Incentive Plan (the “
2018
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
31
,
2028
, equal to the least of (i)
2,500,000
shares of Class A common stock; (ii)
5
% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the
2018
Plan will be added back to the shares of common stock available for issuance under the
2018
Plan. As of December
31
,
2021
,
1,730,218
shares remain available for future grants under the
2018
Plan. The number of authorized shares reserved for issuance under the
2018
Plan was increased by
1,497,633
shares effective as of January
1
,
2022
in accordance with the provisions of the
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
The fair value of these grants was estimated using a Monte Carlo simulation model. Assumptions and estimates utilized in the model include the risk-free interest rate, dividend yield, expected stock volatility and the estimated period to achievement of the performance and market condition.

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
The Company did not grant stock options in the year ended December 31, 2021 or the year ended December 31, 2019.
Stock Option Activity
The following table summarizes the Company’s option activity since December 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	2,188,919	$12.01	5.72	$57,538

Granted	—	—

Exercised	(572,429)	6.32

Forfeited	(76,917)	7.20

Outstanding as of December 31, 2021	1,539,573	$14.37	5.36	$9,820

Vested and expected to vest as of December 31, 2021	1,523,410	$14.44	5.36	$9,694

Options exercisable as of December 31, 2021	1,126,220	$7.78	4.70	$8,876

As of December
 31, 2021, outstanding options of 884,111 were for the purchase of Class A common stock and outstanding options of 655,462 were for the purchase of either Class A common stock or Class B common stock.
The aggregate
intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.
The aggregate
intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $12.9 million, $26.6 million and $8.8 million, respectively.
Restricted Stock Units
The Company
has granted restricted stock units (“RSUs”) with service-based vesting conditions and with both service-based and performance-based vesting conditions. RSUs with service-based and both service-based and performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares.

The following table
summarizes the Company’s RSU activity since December 31, 2020:

		Weighted Average
	Number of Shares	Grant-Date Fair Value

Unvested balance December 31, 2020	3,142,220	$25.29

Granted	1,774,545	26.26

Vested	(1,127,509)	26.00

Forfeited	(990,495)	30.06

Unvested balance December 31, 2021	2,798,761	$23.93

As of
December 31, 2021, the Company had outstanding 164,183 unvested RSUs with performance-based vesting conditions for which achievement of the performance condition has not been deemed probable.
Inducement Awards
In connection
with the acquisition of PolicyFuel, the Company granted RSUs to newly hired employees. The RSUs were approved by the Company’s board of directors and were granted as an inducement material to the new employees entering into employment with the Company in accordance with Nasdaq Rule 5635(c)(4) (the “Inducement Awards”). The Inducement Awards were granted outside of the 2018 Plan.
During the year
ended December 31, 2021, the Company granted 52,529 service-based RSUs as Inducement Awards with an aggregate grant date fair value of $1.1 million.
During the year
ended December 31, 2021, the Company granted 86,518 service- and performance-based RSUs as Inducement Awards with an aggregate grant date fair value of $1.9 million.
During year
ended December 31, 2021, the Company granted service- and performance-based RSUs as Inducement Awards that will vest for a variable number of shares of the Company’s Class A common stock upon the achievement (at varying levels) of certain revenue targets measured at twelve-month intervals over the next three years. The number of shares to be issued upon achievement of each of the revenue targets will be based on a fixed dollar value divided by the volume weighted average price per share of the Company’s Class A common stock for a
20-day
period preceding each revenue achievement determination date. The number of shares of Class A common stock that may be issued in settlement of such awards is capped at 173,042, with any remainder being settleable in cash or unregistered shares solely at the Company’s option. Because a variable number of shares will be issued for a fixed dollar amount, the Company has accounted for the obligation to issue such shares as a liability. As of December 31, 2021, the balance of the liability included in accrued expenses and other current liabilities was $0.1 million. During the year ended December 31, 2021, the Company granted 17,030 performance-based RSUs as Inducement Awards with no service requirement as PolicyFuel contingent consideration. The fair value of this issuance has been included in the fair value of contingent consideration (see Notes 3 and 4). During the year ended December 31, 2021, the Company granted performance-based RSUs as Inducement Awards as PolicyFuel contingent consideration that will vest for a variable number of shares of the Company’s Class A common stock upon the achievement (at varying levels) of certain revenue targets measured at twelve-month intervals over the next three years, but which have no service conditions. The number of shares to be issued upon achievement of each of the revenue targets is based on a fixed dollar amount divided by the volume weighted average price per share of the Company’s Class A common stock for a
20-day
period preceding each revenue target determination date. The maximum number of shares of Class A common stock that may be issued as Inducement Awards in settlement of the contingent consideration obligation is capped at 34,060, with any remainder being settleable in cash or unregistered shares solely at the Company’s option. The fair value of such awards has been included in the fair value of contingent consideration (see Notes 3 and 4).

9
3

Stock-Based Compensation
The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$363	$361	$193
Sales and marketing	12,405	10,246	3,805
Research and development	9,551	7,751	3,967
General and administrative	7,701	5,821	4,756

	$30,020	$24,179	$12,721

Stock-based compensation expense for the year ended December
31
,
2021
included a total of $
1.2
 million related to unvested RSUs and option awards with performance-based vesting conditions, including options with performance- and market-based vesting conditions, for which the performance-based condition has not yet been achieved but has been deemed probable of being achieved. As of December
31
,
2021
, unrecognized compensation expense for RSUs and option awards with service-based vesting conditions and RSUs and option awards with performance-based vesting conditions either achieved or deemed probable of being achieved was $
45.3
 million, which is expected to be recognized over a weighted average period of
2.9
 years. Additionally, the Company had unrecognized compensation expense of $
1.8
 million related to unvested awards with performance-based vesting conditions, which have not been deemed probable.

11. Income Taxes
The Company has not recorded income tax benefits for the net operating losses incurred or the research and development tax credits generated in the years ended December 31, 2021, 2020 or 2019, as the Company believed, based upon the weight of available evidence, that it is more likely than not that all of its net operating loss and tax credit carryforwards will not be realized. The Company’s foreign operations have not been significant and therefore, the Company has not provided for any foreign taxes. During the year ended December 31, 2021, the Company released $2.5 million of its valuation allowance related to the net deferred tax liability recorded as a result of the PolicyFuel acquisition. The Company maintains a valuation allowance on its overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019

Federal statutory income tax rate	21.0%	21.0%	21.0%

State taxes, net of federal benefit	5.2	4.2	5.5

Federal and state research and development tax credits	5.6	12.4	19.4

Nondeductible items	(2.0)	(0.7)	(1.6)

Stock-based compensation	10.9	97.2	13.3
Deferred taxes on acquisition	11.4	—	—

Other	0.4	2.2	(0.9)

Change in valuation allowance	(41.1)	(136.3)	(56.7)

Effective income tax rate	11.4%	—%	—%

9
4

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:

Net operating loss carryforwards	$27,364	$19,197

Research and development tax credit carryforwards	7,559	6,470

Accrued expenses and other current liabilities	280	566

Intangible assets	—	1,598

Property and equipment	225	220

Stock-based compensation	2,896	3,092

Operating lease liability	2,167	2,829

Other	—	221

Total deferred tax assets	40,491	34,193

Valuation allowance	(36,921)	(30,558)

Net deferred tax assets	3,570	3,635

Deferred tax liabilities:

Capitalized software development costs	(1,095)	(1,088)

Operating lease right-of-use assets	(1,911)	(2,547)
Intangible assets	(528)	—
Other	(36)	—
Deferred tax liabilities	(3,570)	(3,635)

Net deferred tax assets and liabilities	$—	$—

As of December 31, 2021, the Company had
 federal net operating loss carryforwards of $104.1 million, which may be available to offset future taxable income, of which $9.0 million of the total net operating loss carryforwards expire at various dates beginning in 2029, while the remaining $95.1 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2021, the Company had state net operating loss carryforwards of $87.5 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2021, the Company also had federal and state research and development tax credit carryforwards of $5.1 million and $3.1 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively.
Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section
382
and Section
383
of the Internal Revenue Code of
1986
, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income and tax liabilities. In general, an ownership change, as defined by Section
382
, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than
50
% over a three-year period. In
2019
, the Company performed an analysis of the ownership changes as defined within IRC §
382
(g) during the period beginning with the first issuance of the Company’s stock on August
8
,
2008
through June
30
,
2019
. It was determined that it is more likely than not that the Company did not undergo an ownership change within the meaning of IRC §
382
(g) during the analysis period. Therefore, net operating losses for that period are not limited and will be available to cover future taxable income.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised primarily of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and estimated future taxable income and has concluded that it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December
31
,
2021
and
2020
. The Company reevaluates the positive and negative evidence at each reporting period.
The change in the valuation allowance for deferred tax assets during the years ended December 31, 2021, 2020 and 2019 related primarily to an increase in net operating loss carryforwards and research and development tax credit carryforwards and stock-based compensation expense.

The changes in the valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Valuation allowance as of beginning of year	$30,558	$15,292	$11,257
Decreases recorded to accumulated deficit	(159)	—	—
Decreases recorded as a benefit to income tax provision	(2,510)	—	—
Increases recorded to tax provision	9,032	15,266	4,035

Valuation allowance as of end of year	$36,921	$30,558	$15,292

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
31
,
2021
and
2020
.
The Company files
 tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2018 to the present, however, carryforward attributes that were generated prior to January 1, 2018 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.
12. Leases
The Company
leases office space in Cambridge, Massachusetts under a
non-cancelable
operating lease that expires in September 2024. In connection with the acquisition of Eversurance, the Company acquired a ten-year
non-cancelable
operating lease in Evansville, Indiana that expires in August 2030. The Company also leases office space in various locations under non-cancelable
operating leases that expire at various dates through May 2023.
As of December
 31, 2021 and 2020, the Company maintained security deposits of $0.5 million with the landlords of its leases, which amounts are included in other assets on the Company’s consolidated balance sheet.

9
6

The components of lease cost under ASC 842 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$3,174	$2,590
Short-term lease cost	39	—
Variable lease cost	596	387

	$3,809	$2,977

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$3,271	$2,747
Operating lease liabilities arising from obtaining right-of-use assets	$383	$541
The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term - operating leases (in years)	3.60	4.44
Weighted-average discount rate - operating leases	4.62%	4.67%
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
Future annual lease payments under the Company’s leases as of December 31, 2021 were as follows (in thousands):

Years ending December 31,
2022	$3,007
2023	2,785
2024	2,099
2025	177
2026	177
Thereafter	649

Total future minimum lease payments	8,894
Less: imputed interest	(667)

Total operating lease liabilities	$8,227

The following table presents lease liabilities and their classification on the consolidated balance sheet
(in thousands):

December 31, 2021
Current operating lease liabilities	$2,696
Operating lease liabilities, net of current portion	5,531

Total operating lease liabilities	$8,227

9
7

Disclosures under ASC 840
As of and for the year ended December 31, 2019, leases were accounted for under ASC 840, the relevant accounting standard at the time. During the year ended December 31, 2019, the Company recorded rent expense of $
2.5
 million.
13. Commitments and Contingencies
Leases
The Company’s commitments under its leases are described in Note 12.
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
Through December 31, 2021, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 and 2020.

Legal Proceedings and Other Contingencies
The Company was contacted by a representative from a state tax assessor’s office requesting remittance of uncollected sales taxes. The Company does not believe its services are taxable in this state and is investigating this request and intends to vigorously defend this position. If the Company does not prevail in its position, uncollected sales taxes due for the period could amount to approximately $
1.5
million, including interest and penalties. The Company has not recorded any liabilities related to this matter as the loss has not been deemed probable.
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
14. Retirement Plan
The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax
basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $
0.9
million, $
0.7
million and $
0.5
million during the years ended December 31, 2021, 2020 and 2019, respectively.
15. Related Party Transactions
The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals and to a lesser extent a small amount of office space. During the years ended December 31, 2021, 2020 and 2019, the Company recorded expense of $
3.5
million, $
3.1
million
9
8

and $5.2 million, respectively, related to these arrangements. During the years ended December 31, 2021, 2020 and 2019, the Company paid $3.8 million, $3.1 million and $5.7 million, respectively, related to these arrangements. As of December 31, 2021 and 2020, amounts due to related-party affiliates totaled $0.3 million and $0.5 million, respectively, which were included in accounts payable and accrued expenses on the balance sheets.
16. Subsequent Events
On February 23, 2022, the Company sold 1,004,016 shares of Class A common stock at a purchase price of $14.94 per share for gross proceeds of $15.0 million in a private placement to Recognition Capital, LLC, an entity which is owned and controlled by David Blundin, Chairman of the board of directors and co-founder of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses described below.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO)
.
 Based on this assessment, our management has concluded that as of December 31, 2021, our internal control over financial reporting was not effective due to the material weaknesses described below.
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
Notwithstanding our management’s conclusion that our internal control over financial reporting was not effective as of December 31, 2021 due to these material weaknesses, our management believes that our consolidated financial statements included in this Annual Report on
Form 10-K present
fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with generally accepted accounting principles in the United States of America.
As permitted by the U.S. Securities and Exchange Commission staff guidance, we have excluded Policy Fuel, LLC and its affiliated entities (“PolicyFuel”) from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, because it was acquired in a purchase business combination during 2021. The total assets and revenue of PolicyFuel, a wholly-owned subsidiary, represent 5% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
and
15d-15(f)
under the Exchange Act) occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
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
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.	Exhibits
See the Exhibit Index in Item 15(b) below.

(b)	Exhibit Index.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 2, 2018)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 2, 2018)
4.1	Specimen stock certificate evidencing shares of Class A common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)
4.2	Description of Securities of the Registrant
9.1	Voting Agreement, dated February 8, 2018, by and among certain stockholders of the Registrant (incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.1	Amended and Restated Investors’ Rights Agreement, dated as of June 30, 2016, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.2#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.3#	Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.4#	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.5#	Form of Non-Qualified Stock Option Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.6#	Form of Restricted Stock Unit Issuance Agreement under 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

Exhibit Number	Description
10.7#	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 27, 2018)
10.8#	Form of Stock Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)
10.9#	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 18, 2018)
10.10	Lease, dated as of July 24, 2013, as amended by the First, Second, Third, Fourth, Fifth and Sixth Amendments thereto, by and between BMR-Broadway LLC and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.11	Amended and Restated Loan and Security Agreement, dated August 7, 2020, by and between Western Alliance Bank and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on November 6, 2020)
10.12#	Offer Letter, dated as of August 27, 2010, by and between the Registrant and Seth Birnbaum (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.13#	Offer Letter, dated as of July 31, 2017, by and between the Registrant and Jayme Mendal (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)
10.14#	Employment Agreement, dated March 17, 2014, by and between the Registrant and John Wagner (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-38549) filed with the SEC on March 13, 2020)
10.15	Seventh Amendment to Lease, dated as of September 26, 2018, by and between the Registrant and BMR-Broadway LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on October 1, 2018)
10.16#	Form of Performance-Based Stock Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on May 8, 2020)
10.17#	Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on February 15, 2022)
10.18	Securities Purchase Agreement, dated February 22, 2022, by and between EverQuote, Inc, and Recognition Capital, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on February 23, 2022)
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent of Stax Inc.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensation plan.

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

February 25, 2022	EVERQUOTE, INC.

	By:	/s/ Jayme Mendal
Jayme Mendal
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jayme Mendal Jayme Mendal	Chief Executive Officer and President and Director (Principal Executive Officer)	February 25, 2022

/s/ John Wagner John Wagner	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2022

/s/ David Blundin David Blundin	Chairman of the Board of Directors	February 25, 2022

/s/ Darryl Auguste Darryl Auguste	Director	February 25, 2022

/s/ Sanju Bansal Sanju Bansal	Director	February 25, 2022

/s/ Paul Deninger Paul Deninger	Director	February 25, 2022

/s/ John Lunny John Lunny	Director	February 25, 2022

/s/ George Neble George Neble	Director	February 25, 2022

/s/ John Shields John Shields	Director	February 25, 2022

/s/ Mira Wilczek Mira Wilczek	Director	February 25, 2022