Form 10-Q
period 2022-03-31
EverQuote, Inc.
filed 2022-05-06
CIK 1640428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    Yes   ☐    No   ☒
As of April 12, 2022, the registrant had 25,204,930 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 6,169,774 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on
Form 10-Q are
only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition liquidity and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on
Form 10-Q and
are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on
Form 10-Q.
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

•	our ability to attract and retain consumers and insurance providers using our marketplace;

•	our dependence on our relationships with insurance providers with no long-term contracts;

•	our reliance on a small number of insurance providers for a significant portion of our revenue;

•	our dependence on revenue from automotive insurance providers for a significant portion of our revenue and exposure to risks related to the automotive insurance industry;

•	our ability to attract consumers searching for insurance, including through search engines, display advertising, email and social media;

•	our ability to develop new and enhanced products and services to attract and retain consumers and insurance providers, and our ability to successfully monetize them;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;

•	our ability to maintain and build our brand;

•	our ability to properly collect, process, store, share, disclose and use consumer information and other data;

•	our reliance on our third-party service providers;

•	the impact of competition in our industry and innovation by our competitors;

•	our ability to hire and retain necessary qualified employees to expand our operations;

•	our increased reliance on acquiring quote requests from third-party sources;

•	our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business;

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
EVERQUOTE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$46,128	$34,851
Accounts receivable, net	46,557	35,659
Prepaid expenses and other current assets	14,319	14,184

Total current assets	107,004	84,694
Property and equipment, net	5,742	5,796
Goodwill	21,501	21,501
Acquired intangible assets, net	9,661	10,229
Operating lease right-of-use assets	7,213	7,291
Other assets	19,407	14,096

Total assets	$170,528	$143,607

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,104	$29,599
Accrued expenses and other current liabilities	10,246	13,015
Deferred revenue	1,984	2,096
Operating lease liabilities	2,852	2,696

Total current liabilities	58,186	47,406
Operating lease liabilities, net of current portion	5,279	5,531
Other long-term liabilities	4,621	5,545

Total liabilities	68,086	58,482

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 24,949,939 shares and 23,544,995 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	25	24
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 6,407,678 shares issued and outstanding at March 31, 2022 and December 31, 2021	6	6
Additional paid-in capital	245,751	222,730
Accumulated other comprehensive income	20	10
Accumulated deficit	(143,360)	(137,645)

Total stockholders’ equity	102,442	85,125

Total liabilities and stockholders’ equity	$170,528	$143,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$110,681	$103,822

Cost and operating expenses:
Cost of revenue	5,984	5,953
Sales and marketing	96,150	87,569
Research and development	8,196	8,573
General and administrative	6,941	5,596
Acquisition-related	(892)	(79)

Total cost and operating expenses	116,379	107,612

Loss from operations	(5,698)	(3,790)

Other income (expense):
Interest income	8	14
Other expense, net	(25)	(25)

Total other expense, net	(17)	(11)

Net loss	$(5,715)	$(3,801)

Net loss per share, basic and diluted	$(0.19)	$(0.13)

Weighted average common shares outstanding, basic and diluted	30,529	28,431

Comprehensive loss:
Net loss	$(5,715)	$(3,801)
Other comprehensive income:
Foreign currency translation adjustment	10	15

Comprehensive loss	$(5,705)	$(3,786)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2021	23,544,995	$24	6,407,678	$6	$222,730	$10	$(137,645)	$85,125
Private placement of common stock	1,004,016	1	—	—	14,999	—	—	15,000
Issuance of common stock upon exercise of stock options	92,975	—	—	—	558	—	—	558
Vesting of restricted stock units	307,953	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,464	—	—	7,464
Foreign currency translation adjustment	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(5,715)	(5,715)

Balances at March 31, 2022	24,949,939	$25	6,407,678	$6	$245,751	$20	$(143,360)	$102,442

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	20,784,065	$21	7,429,502	$7	$189,172	$(7)	$(118,211)	$70,982
Issuance of common stock upon exercise of stock options	213,317	—	—	—	1,272	—	—	1,272
Vesting of restricted stock units	332,311	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,520	—	—	7,520
Transfer of Class B common stock to Class A common stock	1,021,824	1	(1,021,824)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(3,801)	(3,801)

Balances at March 31, 2021	22,351,517	$22	6,407,678	$6	$197,964	$8	$(122,012)	$75,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,715)	$(3,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,511	1,174
Stock-based compensation expense	7,530	7,520
Change in fair value of contingent consideration liabilities	(892)	(79)
Provision for (recovery of) bad debt	75	(46)
Unrealized foreign currency transaction losses	7	15
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,973)	(2,942)
Prepaid expenses and other current assets	(136)	172
Operating lease right-of-use assets	645	791
Other assets	(5,561)	(733)
Accounts payable	13,296	(702)
Accrued expenses and other current liabilities	(2,857)	2,810
Deferred revenue	(112)	(57)
Operating lease liabilities	(663)	(638)
Other long-term liabilities	—	36

Net cash provided by (used in) operating activities	(3,845)	3,520

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(681)	(777)

Net cash used in investing activities	(681)	(777)

Cash flows from financing activities:
Proceeds from exercise of stock options	558	1,272
Proceeds from private placement of common stock	15,000	—

Net cash provided by financing activities	15,558	1,272

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	1

Net increase in cash, cash equivalents and restricted cash	11,027	4,016
Cash, cash equivalents and restricted cash at beginning of period	35,101	43,120

Cash, cash equivalents and restricted cash at end of period	$46,128	$47,136

Supplemental disclosure of non-cash investing and financing information:
Acquisition of property and equipment included in accounts payable	$309	$—
Operating lease liabilities arising from obtaining right-of-use assets	$567	$240
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$46,128	$46,886
Restricted cash (included in other assets)	—	250

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$46,128	$47,136

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
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $5.7 million for the three months ended March 31, 2022 and $19.4 million for the year ended December 31, 2021. As of March 31, 2022, the Company had an accumulated deficit of $143.4 million. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements, without considering borrowing availability of up to $25.0 million under the Company’s revolving line of credit.
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
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The condensed consolidated balance sheet at December 31, 2021 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form
10-K for
the year ended December 31, 2021 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2022 and results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021 have been made. The Company’s results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or any other period.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and collectability of accounts receivable, the expensing and capitalization of website and software development costs, goodwill and acquired intangible assets, commissions receivable, the contingent consideration liabilities, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. Actual results may differ from those estimates or assumptions. Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States and receives commissions from insurance provider customers for insurance policies sold. For the three months ended March 31, 2022, two customers represented 14% and 11%, respectively, of total revenue. For the three months ended March 31, 2021, one customer represented 20% of total revenue. As of March 31, 2022, one customer accounted for 15% of the accounts receivable and commissions receivable balance. As of December 31, 2021, one customer accounted for 12% of the total accounts and commissions receivable balance.
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
Restricted Cash
As of December 31, 2021, restricted cash consisted of $0.3 million deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. Restricted cash was classified within other assets. During the three months ended March 31, 2022, the restricted cash was released to the Company and as a result, as of March 31, 2022, the Company no longer maintains a restricted cash balance.

Accounts Receivable
The Company provides credit to customers in the ordinary course of business and believes its credit policies are
prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off
against the reserve. As of March 31, 2022 and December 31, 2021, the Company’s allowance for credit losses was $0.1 million and less than $0.1 million, respectively. During the three months ended March 31, 2022 and 2021, the Company wrote off an insignificant amount of uncollectible accounts.
Revenue Recognition
The Company derives its revenue primarily by selling consumer referrals to its insurance provider customers, including insurance carriers, agents and indirect distributors. The Company also generates revenue from commission fees for the sale of policies, primarily in its health and automotive verticals. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.
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
Commission Revenue
The Company’s commission revenue is primarily comprised of commissions from health insurance carriers and auto insurance carriers. Commission revenue consists of the estimated constrained lifetime values (the “constrained LTVs”) of commission payments the Company expects to receive for selling an insurance policy. Commission revenue is recognized upon satisfaction of the Company’s performance obligation. The Company considers its performance obligation to be satisfied upon submission of the policy application. Commission revenue represented approximately 13% of total revenue in the three months ended March 31, 2022 and less than 10% of total revenue in the three months ended March 31, 2021.
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
Commission revenue from auto insurance carriers consists of constrained LTVs of commission payments the Company expects to receive for selling an insurance policy based on the effective date of the policy. The Company’s estimate of constrained LTVs is based on an analysis of historical commission payment trends for relevant policies to establish an expected lifetime value and incorporates management’s judgment in interpreting those trends to calculate LTVs and to apply constraints to such LTVs. The most significant factor impacting historical trends is average policy duration.
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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2022	2021
Direct channels	88%	90%
Indirect channels	12%	10%

	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended March 31,
	2022	2021
Automotive	$87,675	$84,481
Other	23,006	19,341

Total Revenue	$110,681	$103,822

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At March 31, 2022 and December 31, 2021, the Company had not capitalized any costs to obtain any of its contracts.
Deferred Revenue
Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $2.1 million as of December 31, 2021. During the three months ended March 31, 2022, the Company recognized revenue of $1.4 million that was included in the contract liability balance (deferred revenue) at December 31, 2021. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.
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
The current and
non-current
portions of commissions receivable are as follows (in thousands):

	March 31, 2022	December 31, 2021
Commissions receivable, current portion (included in prepaid expenses and other current assets)	$9,134	$9,285
Commissions receivable, non-current portion (included in other assets)	18,947	13,415

	$28,081	$22,700

A portion of the Company’s commissions receivable contract asset was recorded as part of the purchase price allocation for the Company’s two acquisitions (see Note 3). The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three months ended March 31, 2022 or 2021. While the Company is exposed to credit losses due to the non-payment
by insurance carriers, it considers the risk of this to be remote.
Advertising Expense
Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers
and
agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. During the three months ended March 31, 2022 and 2021, advertising expense totaled
$76.4
million and
$72.4
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
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2022	2021
Options to purchase common stock	1,569,865	1,965,185
Unvested restricted stock units	3,234,894	2,842,867

	4,804,759	4,808,052

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
The PolicyFuel acquisition was accounted for as a purchase of a business under ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of PolicyFuel were recorded at their respective fair values as of the acquisition date. The purchase consideration of $20.0 million reflected a cash payment of $16.0 million, net of cash acquired, settlement of an outstanding receivable from PolicyFuel of $0.2 million and contingent consideration of $3.8 million, representing the estimated fair value as of the acquisition date of Class A common stock issuable to the former owners of PolicyFuel upon achievement of certain revenue targets over the next three years. The former owners of PolicyFuel are eligible to receive shares of Class A common stock upon the achievement (at varying levels) of each of three twelve-month revenue targets. The number of shares that may be issued at maximum performance is based on a total dollar value of $12.9 million; 50% of which would be calculated at the time of issuance by dividing the applicable dollar value by a

volume
weighted average price per share for a
20-day
period preceding the acquisition. These shares are referred to as the “Fixed Shares” and the maximum number of Fixed Shares that may be issued is 199,311. The fair value of such shares to be recorded upon issuance will be based on the number of shares issued multiplied by the market value of the Company’s Class A common stock on the date of issuance. The remaining 50%, or $6.5 million at maximum performance, may be issued as shares of Class A common stock calculated by dividing the applicable dollar value earned by the volume weighted average price per share for

a
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

The Fixed Shares described above include 17,030 performance-based restricted stock units issued as an Inducement Award and the Fixed Dollar Shares described above include $0.6 million of performance-based restricted stock units issued as an Inducement Award (see Note 8).
As achievement of each of the three twelve-month targets will result in the issuance of a variable number of shares of Class A common stock, the Company recorded the fair value of this contingent consideration within accrued expense and other current liabilities (first annual target) and within other long-term liabilities (second and third annual targets). The Company estimated the fair value of the contingent consideration as of the acquisition date using a Monte Carlo simulation model. The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of the Company’s Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. The Company remeasures the fair value of the contingent consideration at each subsequent reporting date until the liability is fully settled (see Note 4).
The Company’s condensed consolidated financial statements reflect the preliminary allocation of the purchase price to the assets and liabilities assumed based on fair value as of the date of the acquisition. The Company’s preliminary estimate of the fair value of specifically identifiable assets acquired and liabilities assumed as of the date of acquisition including the related impact to the deferred tax liability is subject to change upon finalizing its valuation analysis. The final determination may result in changes in the fair value of certain assets and liabilities as compared to these preliminary estimates, which is expected to be finalized in the second quarter of 2022. The Company expects an adjustment to the release of the deferred tax asset valuation allowance corresponding to any potential measurement period adjustments that impact the net deferred tax liability. The Company’s condensed consolidated financial statements as of March 31, 2022 reflect the preliminary allocation of the preliminary purchase price to the assets and liabilities assumed based on fair value as of the date of the acquisition.
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
The Company recorded an income tax benefit for the year ended December 31, 2021 of $2.5 million related to the release of a portion of its valuation allowance as a result of the acquisition of PolicyFuel. The net deferred tax liability recorded for PolicyFuel relates to the intangible assets recognized in purchase accounting, which are non-deductible
for tax purposes and result in a deferred tax liability. The net deferred tax liability is a source of income to support the recognition of a portion of the Company’s existing deferred tax assets. Therefore, the Company recorded a tax benefit for the release of a portion of its valuation allowance related to the net deferred tax liability recorded in purchase accounting. The Company maintains a valuation allowance on its overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.
Eversurance
On September 1, 2020, the Company completed the acquisition of Crosspointe Insurance & Financial Services, LLC, a health insurance agency headquartered in Evansville, Indiana. In the third quarter 2021, the Company changed the name of Crosspointe Insurance & Financial Services, LLC to Eversurance, LLC (“Eversurance”). Eversurance is a sales and decision support contact center that connects consumers to high quality health insurance in a customer-centric environment and serves the individual and family health, Medicare, and ancillary health product markets. This acquisition enables the Company to accelerate and expand its opportunity in the health insurance market, by providing insurance shoppers with a broader range of health insurance products through access to a greater number of carrier partners, and an improved and more personalized customer buying experience.
The Eversurance acquisition was accounted for as a purchase of a business under ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of Eversurance were recorded as of the acquisition date, at their respective fair values. The purchase consideration of $16.7 million reflected a cash payment of $14.9 million and contingent consideration of $1.8 million representing the fair value of Class A common stock issuable to the former owners of Eversurance upon achievement of certain revenue targets over three years. The former owners of Eversurance were eligible to receive up to 97,922 shares of Class A common stock upon achievement of certain revenue targets measured in annual intervals. Shares of Class A common stock issuable upon achievement of the first two annual targets were for a fixed number of shares of Class A common stock of 39,168 shares and, as such, the Company recorded the fair value of these shares within stockholders’ equity based on the number of shares issuable and the market value of Class A common stock on the acquisition date. These shares were issued to the former owners of Eversurance during 2021. Achievement of the third annual target will result in the issuance of a variable number of shares of Class A common stock of up to 58,754 shares and, as such, the Company recorded the fair value of these shares as a long-term liability. The Company remeasures the fair value of the shares of Class A common stock issuable upon the estimated achievement levels of the third annual target at each subsequent reporting date until the liability is fully settled (see Note 4).

4. Fair Value of Financial Instruments
The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,503	$—	$—	$20,503

Liabilities:
Contingent consideration liability associated with acquisition of Eversurance included in other long-term liabilities	$—	$—	$951	$951
Contingent consideration liability associated with acquisition of PolicyFuel included in accrued expense s and other current liabilities	—	—	661	661
Contingent consideration liability associated with acquisition of PolicyFuel included in other long-term liabilities	—	—	3,670	3,670

	$—	$—	$5,282	$5,282

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,502	$—	$—	$20,502

Liabilities:
Contingent consideration liability associated with acquisition of Eversurance included in other long-term liabilities	$—	$—	$920	$920
Contingent consideration liability associated with acquisition of PolicyFuel included in accrued expense s and other current liabilities	—	—	629	629
Contingent consideration liability associated with acquisition of PolicyFuel included in other long-term liabilities	—	—	4,625	4,625

	$—	$—	$6,174	$6,174

There were no transfers into or out of Level 3 during the three months ended March 31, 2022 or 2021.
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
The Company estimates the fair value of the maximum 58,754 shares of Class A common stock issuable as contingent consideration upon achievement of certain Eversurance revenue targets (see Note 3) using probability of achievement of the revenue target (acquisition specific input) and the market value of the Company’s Class A common stock (observable input). The change in fair value of the contingent consideration liability for the three months ended March 31, 2022 was due to the change in market value of the Company’s Class A common stock.
The Company uses a Monte Carlo simulation model in its estimates of the fair value of the contingent consideration related to the PolicyFuel acquisition. The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of the Company’s Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. The decrease in fair value of contingent consideration related to the Class A common stock issuable upon achievement of revenue targets was primarily due to a change in estimate of forecasted revenue.

The following table provides a roll-forward of the aggregate fair values of the Company’s contingent consideration liabilities for which fair value is determined by Level 3 inputs (in thousands):

Contingent Consideration Liabilities
Fair value at December 31, 2021	$6,174
Change in fair value of contingent consideration related to Eversurance acquisition	31
Change in fair value of contingent consideration related to PolicyFuel acquisition	(923)

Fair value at March 31, 2022	$5,282

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
There were no changes to goodwill for the three months ended March 31, 2022.
Acquired intangible assets consisted of the following (in thousands):

		March 31, 2022
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)

Customer relationships	7.6	$10,200	$(2,211)	$7,989
Developed technology	3	1,700	(359)	1,341
Other identifiable intangible assets	2.8	570	(239)	331

		$12,470	$(2,809)	$9,661

		December 31, 2021
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)

Customer relationships	7.6	$10,200	$(1,830)	$8,370
Developed technology	3	1,700	(217)	1,483
Other identifiable intangible assets	2.8	570	(194)	376

		$12,470	$(2,241)	$10,229

Future amortization expense of intangible assets as of March 31, 2022 is expected to be as follows (in thousands):

Year Ending December 31,
2022 (remaining nine months)	$1,709
2023	2,001
2024	1,715
2025	960
2026	685
Thereafter	2,591

$9,661

6. Balance Sheet Detail
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Commissions receivable, current portion	$9,134	$9,285
Prepaid expenses and other current assets	5,185	4,899

	$14,319	$14,184

Other assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Commissions receivable, non-current portion	$18,947	$13,415
Other assets	460	681

	$19,407	$14,096

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued employee compensation and benefits	$3,695	$4,115
Accrued advertising expenses	2,674	5,669
Other current liabilities	3,877	3,231

	$10,246	$13,015

7. Loan and Security Agreement
The Company has available borrowings of $25.0 million under its amended Loan and Security Agreement (the “2020 Loan Agreement”). Pursuant to the 2020 Loan Agreement, borrowings under the revolving line of credit cannot exceed 80% of eligible accounts receivable balances, bear interest at the greater of 3.25% or the prime rate and mature in August 2022. Borrowings are collateralized by substantially all of the Company’s assets and property.
Under the 2020 Loan Agreement, the Company is subject to specified affirmative and negative covenants until maturity. These covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions. In addition, the Company is required to maintain a financial performance covenant: a minimum asset coverage ratio of 1.5 to 1, calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. As of March 31, 2022, the Company was in compliance with these covenants. Events which would meet the criteria of a default under the 2020 Loan Agreement include failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company.
As of March 31, 2022, the Company had no amounts outstanding on the revolving line of credit.
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
The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock
options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,497,633 shares effective as of January 1, 2022 in accordance with the provisions of the 2018 Plan described above. As of March 31, 2022, 2,705,526 shares remain available for future grant under the 2018 Plan.

Options and restricted stock units (“RSU”s) granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire no longer than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices.
During
the three months ended March 31, 2022, the Company granted 125,033 service-based options under the 2018 Plan with an aggregate grant date fair value of $2.0 million.
During the three months ended March 31, 2022, the Company granted 575,883 service-based RSUs under the 2018 Plan with an aggregate grant date fair value of $9.0 million.
Inducement Grants
In connection with the acquisition of PolicyFuel in 2021, the Company granted service- and service- and performance-based RSUs to newly hired employees. The RSUs were approved by the Company’s board of directors and were granted as an inducement material to the new employees entering into employment with the Company in accordance with Nasdaq Rule 5635(c)(4) (the “Inducement Awards”). The Inducement Awards were granted outside of the 2018 Plan.
The Company also has outstanding service- and performance-based RSUs granted as Inducement Awards in 2021 that will vest for a variable number of shares of the Company’s Class A common stock upon the achievement (at varying levels) of certain revenue targets measured at twelve-month intervals over the next three years. The number of shares to be issued upon achievement of each of the revenue targets will be based on a fixed dollar value divided by the volume weighted average price per share of the Company’s Class A common stock for a
20-day
period preceding each revenue achievement determination date. The number of shares of Class A common stock that may be issued in settlement of such awards is capped at 173,042, with any remainder being settleable in cash or unregistered shares solely at the Company’s option. Because a variable number of shares will be issued for a fixed dollar amount, the Company has accounted for the obligation to issue such shares as a liability. As of March 31, 2022, the balance of the liability included in accrued expenses and other current liabilities was $0.1 million. The Company has 17,030 performance-based RSUs granted in 2021 as Inducement Awards with no service requirement as PolicyFuel contingent consideration. The fair value of this issuance has been included in the fair value of contingent consideration (see Notes 3 and 4). The Company also has outstanding performance-based RSUs issued in 2021 as Inducement Awards as PolicyFuel contingent consideration that will vest for a variable number of shares of the Company’s Class A common stock upon the achievement (at varying levels) of certain revenue targets measured at twelve-month intervals over the next three years, but which have no service conditions. The number of shares to be issued upon achievement of each of the revenue targets is based on a fixed dollar amount divided by the volume weighted average price per share of the Company’s Class A common stock for a
20-day
period preceding each revenue target determination date. The maximum number of shares of Class A common stock that may be issued as Inducement Awards in settlement of the contingent consideration obligation is capped at 34,060, with any remainder being settleable in cash or unregistered shares solely at the Company’s option. The fair value of such awards has been included in the fair value of contingent consideration (see Notes 3 and 4).
Stock-Based Compensation
The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$59	$91
Sales and marketing	3,210	3,391
Research and development	2,411	2,327
General and administrative	1,850	1,711

	$7,530	$7,520

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 included a total of $0.4 million and $0.6 million, respectively, related to unvested RSUs and option awards with performance-based vesting conditions, including options with performance- and market-based vesting conditions, for which the performance-based condition has not yet been achieved but has been deemed probable of being achieved.
As of March 31, 2022, unrecognized compensation expense for RSUs and option awards with service-based vesting conditions and RSUs and option awards with performance-based vesting conditions either achieved or deemed probable of being achieved was $45.5 million, which is expected to be recognized over a weighted average period of 2.9 years. Additionally, the Company had unrecognized compensation expense of $1.5 million related to unvested awards with performance-based vesting conditions, which have not been deemed probable and unrecognized compensation expense of $2.3 million related to the fixed dollar, variable number of shares portion of the Inducement Awards with performance-based vesting conditions that have not been deemed probable.

9. Commitments and Contingencies
Leases
The Company leases office space under various
non-cancelable
operating leases. There have been no material changes to the Company’s leases during the three months ended March 31 2022. For additional information, please read Note 12,
 Leases,
 to the consolidated financial statements in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.
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
Through March 31, 2022, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2022 and December 31, 2021.
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
10. Retirement Plan
The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax
basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.2 million for each of the three months ended March 31, 2022 and 2021, respectively.
11. Related Party Transactions
The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended March 31, 2022 and 2021, the Company recorded expense of $1.2 million and $1.0 million, respectively, related to these arrangements. During the three months ended March 31, 2022 and 2021, the Company paid $0.7 million and $0.8 million, respectively, related to these arrangements. As of March 31, 2022 and December 31, 2021, amounts due to related-party affiliates totaled $0.8 million and $0.3 million, respectively, which were included in accounts payable on the balance sheets.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form
10-Q
and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form
10-K
for the year ended December 31, 2021, on file with the Securities and Exchange Commission. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form
10-Q,
particularly in the section titled “Risk Factors.”
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
Finding the right insurance product is often challenging for consumers, who face limited online options, complex, variable and opaque pricing, and myriad coverage configurations. We present consumers with a single starting point for a comprehensive and cost-effective insurance shopping experience. Our marketplace reduces the time consumers spend searching across multiple sites by delivering broader and more relevant results than consumers may find on their own. In addition to our marketplace, we also operate a direct to consumer, or DTC, insurance agency. Our DTC agents bind policies for consumers, further streamlining the consumer shopping experience. Our services are free for consumers, and we derive our revenue from sales of consumer referrals to insurance providers and directly from commissions on sales of policies.
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

•	In August 2021, we launched our DTC insurance offerings in our auto and home and renters verticals via the acquisition of Policy Fuel LLC and its affiliates, or PolicyFuel.
In the three months ended March 31, 2022 and 2021, our total revenue was $110.7 million and $103.8 million, respectively, representing year-over-year growth of 6.6%. We had net losses of $5.7 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively, and had $2.4 million and $4.8 million in adjusted EBITDA for the three months ended March 31, 2022 and 2021, respectively. See the section titled
“—Non-GAAP Financial Measure”
for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

COVID-19
The
COVID-19
pandemic has had a significant adverse impact on global commercial activity and has created significant volatility in financial markets. Many governmental authorities have implemented travel bans and restrictions, quarantines, shelter-in-place
orders, business limitations and shutdowns and other measures to attempt to contain the spread of the virus. Government recommendations and requirements are continuing to change and there remains significant uncertainty as to the breadth and duration of business disruptions related to
COVID-19,
as well as its impact on the global economy and consumer confidence. While we are unable to accurately predict the full impact that
COVID-19
will have on our results from operations, financial condition, liquidity and cash flows due to these uncertainties, our compliance with measures to contain the spread of the virus has impacted our day-to-day
operations and could disrupt our business and operations, as well as that of our customers and consumer traffic to our marketplace for an indefinite period of time. For example, we believe that immediately after shelter-in-place
orders went into effect consumers performed fewer searches for insurance online. To support the health and well-being of our employees, customers, partners and communities, a majority of our employees continue to work remotely, however our offices are open for use. While such disruptions have not had a material adverse impact on our financial results through March 31, 2022, such disruptions may impact consumer insurance shopping behavior. We continue to monitor and are managing our operations for the ongoing impact of
COVID-19.
Factors Affecting Our Performance
We believe that our performance and future growth depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Auto insurance industry risk
We derive a significant portion of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. For example, in 2016, the U.S. commercial auto insurance industry experienced its worst underwriting performance in 15 years, with higher loss ratios that were driven by both adverse claim severity and frequency trends. As a result, our auto insurance carrier customers reduced marketing spend and cost per sale targets the following year, ultimately impacting our revenue growth in the auto insurance vertical in 2017. More recently, and specifically starting in the third quarter of 2021, the auto insurance industry has experienced similar challenges, which is impacting our revenue growth in the auto insurance vertical. We believe this trend will continue during 2022.
Expanding consumer traffic
Our success depends in part on the growth of our consumer traffic. We have historically increased consumer traffic to our marketplace by expanding existing advertising channels and adding new channels such as by engaging with consumers through our verified partner network. We plan to continue to increase consumer traffic by leveraging the features and growing data assets of our platform. While we plan to increase consumer traffic over the long term, we also have the ability to decrease advertising, if we believe the revenue associated with such consumer traffic does not result in incremental profit to our business. We have also increased the number of quote requests acquired from our verified partner network. While we plan to continue to increase the number of quote requests we acquire from our verified partner network, our ability to acquire quote requests in significant volume, at prices that are attractive, and that represent high-intent shoppers that insurance providers will purchase referrals for will impact our profitability.
Increasing the number of insurance providers and their respective spend in our marketplace
Our success also depends on our ability to retain and grow our insurance provider network. Historically, we have generally expanded both the number of insurance providers and the spend per provider on our platform.
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
We also generate revenue from commission fees for the sale of policies, primarily in our health and automotive verticals. Commission revenue represented approximately 13% of total revenue in the three months ended March 31, 2022 and less than 10% of total revenue in the three months ended March 31, 2021. We recognize revenue from commission fees based on our constrained estimate of commission payments we expect to receive over the lifetime of the policies sold, which we refer to as constrained lifetime values, or constrained LTVs, of commission payments. Commission revenue is recognized upon satisfaction of our performance obligation, which we consider to be submission of the policy application.
For the periods presented, our total revenue consisted of revenue generated from our automotive and other insurance verticals, which includes home and renters, life and health insurance verticals, as follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Automotive	$87,675	$84,481
Other	23,006	19,341

Total Revenue	$110,681	$103,822

We expect revenue to remain relatively flat or decrease slightly in 2022 as we anticipate increases in commission revenue to be offset by decreases in referral revenue in our automotive vertical as a result of challenges in the automotive insurance industry described above. We expect revenue to fluctuate from quarter to quarter and, in particular, for our commission revenue to be impacted by the open enrollment period and annual enrollment period in our health vertical.
Cost and Operating Expenses
Our cost and operating expenses consist of cost of revenue, sales and marketing, research and development, and general and administrative expenses and acquisition-related costs.
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
Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net loss	$(5,715)	$(3,801)
Stock-based compensation	7,530	7,520
Depreciation and amortization	1,511	1,174
Acquisition-related	(892)	(79)
Interest income	(8)	(14)

Adjusted EBITDA	$2,426	$4,800

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following tables set forth our results of operations for the periods shown:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Statement of Operations Data:
Revenue(1)	$110,681	$103,822

Cost and operating expenses(2):
Cost of revenue	5,984	5,953
Sales and marketing	96,150	87,569
Research and development	8,196	8,573
General and administrative	6,941	5,596
Acquisition-related	(892)	(79)

Total cost and operating expenses	116,379	107,612

Loss from operations	(5,698)	(3,790)

Other income (expense):
Interest income	8	14
Other expense, net	(25)	(25)

Total other expense, net	(17)	(11)

Net loss	$(5,715)	$(3,801)

Other Financial and Operational Data:
Variable marketing margin	$34,264	$31,438
Adjusted EBITDA(3)	$2,426	$4,800

(1)	Comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2022	2021
Direct channels	88%	90%
Indirect channels	12%	10%

	100%	100%

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Cost of revenue	$59	$91
Sales and marketing	3,210	3,391
Research and development	2,411	2,327
General and administrative	1,850	1,711

	$7,530	$7,520

(3)	See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.
Revenue:

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue	$110,681	$103,822	$6,859	6.6%
Revenue increased by $6.9 million from $103.8 million for the three months ended March 31, 2021 to $110.7 million for the three months ended March 31, 2022. The increase in revenue was due to increases of $3.2 million and $3.7 million in revenue from our automotive and other insurance marketplace verticals, respectively. The increase in revenue from our automotive vertical was primarily due to an increase in commission revenue of $5.2 million, partially offset by a decrease in carrier spend for referrals. The increase in revenue from our other marketplace verticals was primarily due to an increase of $6.6 million in commission revenue, partially offset by a decrease in number of referrals sold.

Cost of Revenue

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue	$5,984	$5,953	$31	0.5%
Percentage of revenue	5.4%	5.7%
Cost of revenue was relatively consistent for the three months ended March 31, 2022 and 2021. Cost of revenue increased due primarily to increased third-party call center costs of $0.4 million, which were primarily related to increased volume of call referrals and to increased amortization expense of $0.2 million. These increases were partially offset by a decrease in hosting costs of $0.5 million.
Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing expense	$96,150	$87,569	$8,581	9.8%
Percentage of revenue	86.9%	84.3%
Sales and marketing expenses increased by $8.6 million from $87.6 million for the three months ended March 31, 2021 to $96.2 million for the three months ended March 31, 2022. The increase in sales and marketing expense was primarily due to an increase in advertising expenditures of $4.0 million and an increase in personnel-related costs of $4.0 million. The increase in personnel-related costs was primarily due to an increase in headcount, a significant portion of which was in DTC agency.
Research and Development

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development expense	$8,196	$8,573	$(377)	-4.4%
Percentage of revenue	7.4%	8.3%
Research and development expenses decreased by $0.4 million from $8.6 million for the three months ended March 31, 2021 to $8.2 million for the three months ended March 31, 2022. The decrease in research and development expense was primarily due to a decrease in personnel-related costs of $0.5 million.
General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative expense	$6,941	$5,596	$1,345	24.0%
Percentage of revenue	6.3%	5.4%
General and administrative expenses increased by $1.3 million from $5.6 million for the three months ended March 31, 2021 to $6.9 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $0.7 million. Other increases included legal fees of $0.2 million and hosting, insurance and credit card fees of $0.1 million each.

Acquisition-related
Acquisition-related costs for the three months ended March 31, 2022 and 2021 consisted solely of the change in fair value of our contingent consideration liabilities recorded as the result of our acquisitions, which were comprised of income of $0.9 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in our contingent consideration liability for the three months ended March 31, 2022 related primarily to our future revenue forecasts.
Other Income (Expense)
Other expense, net was not significant for either of the three months ended March 31, 2022 or 2021.
Variable Marketing Margin

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue	$110,681	$103,822	$6,859	6.6%
Less: total advertising expense (a component of sales and marketing expense)	76,417	72,384

Variable marketing margin	$34,264	$31,438	$2,826	9.0%

Percentage of revenue	31.0%	30.3%
The increase in variable marketing margin was due primarily to growth in commissions revenue.
Liquidity and Capital Resources
At March 31, 2022, our principal sources of liquidity were cash and cash equivalents of $46.1 million and availability of $25.0 million under our revolving line of credit, which availability expires in August 2022.
Borrowings under our revolving line of credit are collateralized by substantially all of our assets and property. Additionally, we are subject under our revolving line of credit to affirmative and negative covenants to which we will remain subject until maturity. These covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. As of March 31, 2022, we were in compliance with these covenants. In addition, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. Events of default under our revolving line of credit include failure to make payments when due, insolvency events, failure to comply with covenants and material adverse events with respect to us. In the event of a default, the lender may declare all borrowings immediately due and payable.
Since our inception, we have incurred operating losses and may continue to incur losses in the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially in the near term as we continue to expand our DTC agency, hire additional employees and improve our technology and infrastructure capabilities. Additionally, a significant portion of the commission revenue we record will be collected over a multi-year time frame as policyholders renew their policies, and we are paid commissions on those renewals. As of March 31, 2022, $18.9 million of our $28.1 million commissions receivable contract asset was classified as long-term. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without considering the borrowing availability under our revolving line of credit. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, the expansion of sales and marketing activities, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$(3,845)	$3,520
Net cash used in investing activities	(681)	(777)
Net cash provided by financing activities	15,558	1,272
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	1

Net increase in cash, cash equivalents and restricted cash	$11,027	$4,016

Net cash provided by operating activities
Operating activities used $3.8 million during the three months ended March 31, 2022 primarily resulting from our net loss of $5.7 million and net cash used by operating activities of $6.4 million, partially offset by net non-cash
charges of $8.2 million. Net cash used by changes in our operating assets and liabilities consisted primarily of an $11.0 million decrease in accounts receivable and a $5.6 million increase in other assets, partially offset by a $10.4 million increase in accounts payable and accrued expenses and other current liabilities. Operating activities provided $3.5 million during the three months ended March 31, 2021 primarily resulting from the offset of net non-cash
charges of $8.6 million to our net loss of $3.8 million and net cash used by changes in our operating assets and liabilities of $1.3 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $2.9 million increase in accounts receivable and a $0.7 million increase in other assets, partially offset by an aggregate $2.1 million increase in accounts payable and accrued expenses and other current liabilities.
Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities were generally due to growth in our business and timing of customer and vendor invoicing and payments. Collection of commissions receivable, which are included in prepaid expenses and other current assets and other assets depends upon the timing of our receipt of commission payments from insurance carriers. A significant portion of our commissions receivable is classified as long-term.
Net cash used in investing activities
Net cash used in investing activities was $0.7 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. Net cash used in investing activities for the three months ended March 31, 2022 and 2021 included the acquisition of property and equipment, which included the capitalization of certain software development costs. During the three months ended March 31, 2022 and 2021, we capitalized $0.5 million and $0.7 million, respectively, of software development costs.
Net cash provided by financing activities
During the three months ended March 31, 2022 and 2021, net cash provided by financing activities was $15.6 million and $1.3 million, respectively. Net cash provided by financing activities during the three months ended March 31, 2022 consisted of $15.0 million of proceeds from the issuance and sale of shares of common stock in a private placement with Recognition Capital, LLC, an entity which is owned and controlled by David Blundin, Chairman of the Board of Directors and
co-founder
of the Company, and $0.6 million from the exercise of common stock options. Net cash provided by financing activities during the three months ended March 31, 2021 consisted of proceeds received from the exercise of common stock options.
Contractual Obligations and Commitments
There have been no material changes to the contractual obligations reported in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

The following critical accounting policies reflect significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•	goodwill and acquired intangible assets;

•	valuation of contingent consideration;

•	revenue recognition; and

•	stock-based compensation expense.
There have been no material changes to our critical accounting policies from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form
10-K
for the year ended December 31, 2021, on file with the Securities and Exchange Commission. For further disclosure, refer to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form
10-Q
and our audited consolidated financial statements included in our Annual Report on Form
10-K.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form
10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have a credit agreement that provides us with a revolving line of credit of up to $25.0 million. Borrowings bear interest at a floating rate of the greater of 3.25% or the prime rate. As of March 31, 2022, we had no outstanding borrowings under our revolving line of credit and therefore no material exposure to fluctuations in interest rates.
We contract with vendors in foreign countries and we have foreign subsidiaries. As such, we have exposure to adverse changes in exchange rates of foreign currencies associated with our foreign transactions and our foreign subsidiaries. We believe this exposure to be immaterial. We do not hedge against this exposure to fluctuations in exchange rates.
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
and
15d-15(f)
under the Exchange Act) occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to legal proceedings and this item is included in Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form
10-Q,
which is incorporated herein by reference.
Item 1A. Risk Factors.
Investing in our Class A common stock involves a high degree of risk. Certain factors may have a material adverse effect on our business, financial condition and results of operation. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form
10-Q,
including our condensed consolidated financial statements and the related notes, and in our other filings with the SEC. Our business, financial condition, operating results, cash flow and prospects could be materially adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.
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
A substantial majority of our revenue is derived from sales of consumer referrals to insurance providers, including both insurance carriers and agents. Our relationships with insurance providers are dependent on our ability to deliver quality referrals at attractive volumes and prices. If insurance providers are not able to acquire their preferred referrals in our marketplace, they may stop buying referrals from us, or may decrease the amount they are willing to spend for referrals. Our agreements with insurance providers are short-term agreements, and insurance providers can stop participating in our marketplace at any time with no notice. As a result, we cannot guarantee that insurance providers will continue to work with us, or, if they do, the number of referrals they will purchase from us, the price they will pay per referral or their total spend with us. For example, we are currently experiencing, and expect to continue to experience, decreased auto insurance carrier marketing spend, which we believe is due to challenges in the auto insurance industry. In addition, we may not be able to attract new insurance providers to our marketplace or increase the amount of revenue we earn from insurance providers over time.
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
We depend on search engines, display advertising, social media, email, content-based online advertising and other online sources to attract consumers to our websites or marketplace, and if we are unable to cost-effectively attract consumers and convert them into referrals that we can sell to our insurance provider customers, our business and financial results may be harmed.
Our success depends on our ability to attract online consumers to our websites or marketplace and convert those consumers into referrals that we can sell to our insurance provider customers. We depend, in part, on search engines, display advertising, social media, email, content-based online advertising and other online sources for our website traffic. We are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and, separately, organic searches that depend upon the content on our sites.

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
business could suffer.
If one or more of the search engines or other online sources on which we rely for purchased listings or visitor traffic modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Consumer traffic to our websites and the volume of quote requests generated by consumer traffic varies and can decline from to time. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into referrals.
We currently compete with numerous other online marketing companies, and we expect that competition will intensify. Some of these existing competitors may have more capital or complementary products or services than we do, and they may leverage their greater capital or diversification in a manner that adversely affects our competitive position. In addition, other newcomers, including major search engines and content aggregators, may be able to leverage their existing products and services to our disadvantage. We may be forced to expend significant resources to remain competitive with current and potential competitors. If any of our competitors are more successful than we are at attracting and retaining consumers, or if we are unable to effectively convert visits into referrals, our business, financial condition and results of operations could be materially adversely affected.
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
Sales to Progressive Casualty Insurance Company accounted for 14% of our revenue for the three months ended March 31, 2022 and 16% of our revenue for the year ended December 31, 2021. Sales to State Farm Mutual Automobile Insurance Company accounted for 11% of our revenue for the three months ended March 31, 2022 and less than 10% of our revenue for the year ended December 31, 2021. These customers made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that these customers will continue to purchase from us at their historical levels or at all. If these customers were to reduce their level of purchases from us or discontinue their relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.
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

A significant portion of our revenue is derived from insurance providers acquiring referrals on an auction basis. If insurance providers decrease their bids or stop bidding in our auctions, our business, results of operations, liquidity and financial condition could be materially adversely affected.
Insurance providers in our marketplace participate in a unified, real-time auction. Since our agreements with insurance providers are short-term agreements, insurance providers can decrease their bids or stop participating in our auctions at any time with no notice. In addition, insurance providers frequently change their bidding in our auctions, which can make it difficult to predict revenue from period to period. Because our insurance provider customers can stop buying from us, or spend less with us, at any time our business, results of operations, liquidity and financial condition could be materially adversely affected with little to no notice. For example, some of our large auto insurance carrier customers have reduced their bids, and have indicated further bid reductions, in response to challenges in the auto insurance industry.
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
A substantial majority of the referrals made through our marketplace are for automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 79% of our total revenue for the three months ended March 31, 2022 and 79% of our total revenue for the year ended December 31, 2021. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. For example, starting in late 2021 and continuing into 2022, many auto insurance carriers experienced larger than expected loss-ratios which continues to result in a decreasing spend in our marketplace. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. Similarly, we believe that current shortages of semiconductor chips for new car production, as well as the availability of automotive parts used in car repair, is resulting in higher insurance claims losses and increasing insurance carrier loss ratios.
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
The demand for our agency services is impacted by the health insurance market generally as well as the variety, quality and price of the insurance products we distribute. If insurance carriers do not continue to provide us with a variety of high-quality, affordable insurance products, or if, as a result of consolidation in the insurance industry or otherwise their offerings are limited, our sales may decrease and our business, operating results, financial condition and prospects could be harmed.
The commissions received by our DTC agency are set by our insurance carrier partners and can be reduced with little to no notice. Additionally, our insurance carrier partners can also change their underwriting practices in ways that reduce the number of insurance policies we sell, which could harm our business, operating results, financial condition, liquidity and prospects.
Our commission rates from our insurance carrier partners are typically set by each carrier or negotiated between us and each carrier, and carriers can alter, and have altered, these commission rates with relatively short notice. Changes of this nature could result in reduced commissions or impact our relationship with such carriers. In addition, carriers periodically change the criteria they use for determining whether they are willing to insure individuals. Future changes in insurance carrier underwriting criteria could negatively impact sales of, or the renewal or approval rates of, insurance policies on our distribution platform and could harm our business, operating results, financial condition, liquidity and prospects.
Our insurance carrier partners can choose to no longer offer products and services through us and may instead sell directly to consumers or through our competitors.
Our DTC agents are appointed by our insurance carrier partners to sell insurance products. None of these appointments are exclusive, and consumers may obtain quotes from, and purchase the same insurance policies we sell directly from the carrier, or from our competitors. Insurance carriers often attract consumers directly through their own marketing campaigns or other methods of distribution, such as referral arrangements, internet sites, physical storefront operations or broker agreements. Furthermore, our insurance carrier partners could discontinue distributing their products through our agency services, which would reduce the breadth of the products we distribute and could put us at a competitive disadvantage. If consumers seek insurance policies directly from insurance carriers or through our competitors, the number of consumers shopping for insurance through our platform may decline, and our business, operating results, financial condition and prospects could be materially adversely affected.
If our ability to enroll individuals during the health insurance Annual Enrollment Period and Open Enrollment Period is impeded, our business will be harmed.
During 2021, most of our DTC agency commissions were achieved in the fourth quarter. In general, our Medicare Advantage and Medicare Supplement policies are submitted during the Annual Enrollment Period, or AEP. Our agents, systems and processes must handle an increased volume of transactions that occur during the AEP and the Open Enrollment Period, or OEP. To accommodate this increased volume, we hire additional agents during these periods. In order for agents to be effective, we must ensure that such agents are properly trained, licensed, appointed and certified to the extent required by state authorities and our insurance carrier partners. If technology failures, any inability to timely employ, license, train, certify and retain our employees to sell health insurance products, interruptions in the operation of our systems, issues with government-run
health insurance exchanges, weather-related events that prevent our employees from coming to our offices, or any other circumstances prevent our health insurance agency from operating as expected during an enrollment period, we could sell fewer policies and suffer a reduction in our business and our operating results, financial condition, prospects and profitability could be materially adversely affected.
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

Our business is dependent on our obtaining a large quantity of high-intent consumer referrals in a cost-effective manner.
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
We may not be able to compete successfully for high-quality referrals against our current or future competitors, some of whom have significantly greater financial, technical, marketing and other resources than we do. If we fail to compete successfully with our competitors to source high intent consumers, we may experience increased marketing costs, lower policy sales, and loss of market share, and our business and profitability could be materially adversely affected.
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
Failure to increase our revenue or reduce our sales and marketing expense as a percentage of revenue would adversely affect our financial condition, liquidity and profitability.
We expect to make significant future investments to support the further development and expansion of our business, and these investments may not result in increased revenue or growth on a timely basis or at all. Furthermore, these investments may not decrease as a percentage of revenue if our business grows. In particular, we intend to continue investing in marketing to our consumers to increase brand awareness, including through television and radio advertisements. There can be no assurance that these investments will increase revenue or that we will eventually be able to decrease our sales and marketing expense as a percentage of revenue, and failure to do so would adversely affect our financial condition, liquidity and profitability.

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
We acquire consumers through limited offline sources, including television advertisements, direct mail and inbound calls from consumers. We may not succeed in advertising and acquiring consumers to these channels and may incur substantial costs without corresponding benefit. In addition, consumers that request quotes through offline sources like inbound calls do not provide the same level of consumer data as we receive from our online sources and as a result, we may not be able to successfully match these consumers with insurance providers.
We have increased reliance on acquiring consumer quote requests from third-party sources and as a result we may not be successful with our verified partner network.
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

Consumer adoption of call blocking technology may reduce, and restrictions implemented by telephone carriers and communications platforms have reduced, our ability to call or text message our consumers, which could significantly decrease the number of referrals and value of our data referrals and substantially harm our business.
Increased adoption of call blocking technology may prevent us from reaching our consumers that have expressed an interest in getting insurance information. Additionally, telephone carriers and communication platforms have themselves placed restrictions on our ability to call or send text messages to our consumers. If calls or text messages to our consumers are blocked, or if insurance providers obtaining data referrals have their calls or text messages blocked due to these call blocking technologies or restrictions, we may see a significant decrease in referrals, the value of our referrals and the number of data and call referrals we are able to sell to insurance providers which could materially adversely impact our business.
We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
We believe our success depends on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Experienced information technology personnel, who are critical to the success of our business, are in particularly high demand. Competition for their talents is intense, and retaining such individuals can be difficult. The loss of any of our executive officers or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which
means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially adversely affected.
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
Our operating results may be impacted by factors that impact our estimate of the constrained lifetime value of commissions per policy.
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
Cybersecurity risks have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. We have been subject to, and are likely to continue to be the target of, cyberattacks. These cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, improper access by employees or third-party partners or other security breaches that have or could in the future result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, confidential and other information concerning employees or consumers, or otherwise materially disrupt our or our other third-party partners’ network access or business operations. We also have employees and contractors that are located outside of the United States. These individuals may be at greater risk of cyberattacks, and we may not be able to successfully secure our data.
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
We currently rely exclusively on one third-party vendor to provide payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if this vendor becomes unwilling or unable to provide these services to us and we are unable to find a suitable replacement on a timely basis. If we or our processing vendor fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.

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
We were previously subject to class action lawsuits alleging violations of the Telephone Consumer Protection Act, or TCPA, and were subject to a class action lawsuit alleging federal securities law violations in connection with our initial public offering, or IPO, and may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract, breach of federal and state privacy laws, and intellectual property infringement that might necessitate changes to our business or operations. Regardless of whether any claims against us have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management’s time away from our operations. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Any adverse publicity resulting from actual or potential litigation may also materially adversely affect our reputation, which in turn could adversely affect our results.
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
For example, we engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of statutes and regulations, including the TCPA and Telemarketing Sales Rules, and state law equivalents, that govern those communications and the use of automatic telephone dialing systems, or ATDS, and artificial or pre-recorded
voice messages. The U.S. Federal Communications Commission, or the FCC, and the U.S. Federal Trade Commission, or the FTC, have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls. Many states have similar consumer protection laws regulating telemarketing. These laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. The TCPA does not currently distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.
For example, violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded
voice” or an ATDS. Various state law equivalents of the TCPA may also provide for monetary damages in amounts greater than those provided for under the TCPA. A court may also treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure. An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we have been and may be subject to future putative class action suits alleging violations of the TCPA or state law equivalents. If in the future we are found to have violated the TCPA, or a state law equivalent, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then TCPA or other state law damages could have a material adverse effect on our results of operations and financial condition.
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
In response to the growing threat of cyberattacks in the insurance industry, certain jurisdictions, including New York, have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. In March 2017, the New York State Department of Financial Services promulgated Cybersecurity Requirements for Financial Services Companies, which requires us to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures with specific requirements. Additionally, on October 24, 2017, the National Association of Insurance Commissioners, or NAIC, adopted its Insurance Data Security Model Law to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Alabama, Connecticut, Delaware, Indiana, Louisiana, Maryland, Michigan, Mississippi, New Hampshire, Ohio, South Carolina and Virginia have adopted versions of the NAIC Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the NAIC Insurance Data Security Model Law in the future. Although we take steps to comply with applicable cybersecurity regulations, our failure to comply with new or existing cybersecurity regulations could result in regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially adversely affect our business, financial condition or results of operations.
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
In May 2021, CMS changed its process for the submission and approval of marketing materials related to Medicare Advantage and Medicare Part D prescription drug plans. The practical application of the previous process allowed for a lead carrier to handle most of the review and filing of Medicare plan marketing materials with CMS. The new process requires each carrier to approve of each filed marketing material and has resulted in a more complicated and time-consuming process to get our marketing material filed with CMS and through the process with carriers. In October 2021, CMS issued a letter reiterating that certain types of marketing materials, including certain generic marketing materials that refer to the benefits or costs of Medicare Advantage or Medicare Part D prescription drug plans but that do not specifically mention a health insurance carrier’s name or a specific plan, must be filed with CMS. As a result, we now submit to each Medicare Advantage and Medicare Part D prescription drug plan carrier with which we have a relationship a significantly larger number of marketing materials than we have in the past. We may not be able to use certain of our marketing materials and implement our marketing programs effectively if CMS or a health insurance carrier has comments or disapproves of our marketing materials. If we do not timely file the additional marketing materials with CMS or if health insurance carriers do not adapt to the new CMS requirements or increase the efficiency with which they review our marketing material, it could harm our sales and also harm our ability to efficiently change and implement new or existing marketing material, including call center scripts and our websites, which could harm our business, operating results and financial condition. If we or our marketing partners are not successful in timely receiving health insurance carrier or CMS approval of our marketing materials, we could be prevented from implementing our Medicare marketing and sales initiatives, which could harm our business, operating results and financial conditions, particularly if such delay or non-compliance
occurs during the Medicare annual enrollment period or the Medicare Advantage open enrollment period.
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
The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $63.44 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through March 31, 2022. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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
Our quarterly operating results and other operating metrics have fluctuated in the past and may in the future fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the level of demand for our product and service offerings and our ability to maintain and increase our customer base;

•	the level of consumer traffic to our websites and the volume of referrals generated by consumer traffic;

•	the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of our market;

•	bind rates by consumers;

•	pricing pressure as a result of competition or otherwise;

•	our ability to reduce costs;

•	errors in our forecasting of the demand for our product and service offerings, which could lead to lower revenue or increased costs;

•	seasonal or other variations in purchasing patterns by customers;

•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	adverse litigation judgments, settlements or other litigation-related costs;

•	regulatory proceedings or other adverse publicity about us or our product and service offerings;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs; and

•	general economic conditions.
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

The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 77% of the voting power of our capital stock as of April 12, 2022; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held approximately 76% of the voting power of our capital stock as of that date. This concentration of voting power will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 77% of the voting power of our capital stock as of April 12, 2022; and Link Ventures, directly or through a voting agreement pursuant to which Tomas Revesz and the heirs and estate of Seth Birnbaum are obligated to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 76% of the voting power of our capital stock as of that date. Because of the
10-to-one
voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting
securities or the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.
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
In addition to our outstanding Class A common stock, as of March 31, 2022, there were 976,188 shares of Class A common stock subject to outstanding options, 593,677 shares of either Class A common stock or Class B common stock subject to outstanding options, 2,891,797 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 2,705,526 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 15,949,000 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such
shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of March 31, 2022, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.
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
We and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our Class A common stock.
We and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our Class A common stock. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We and our independent registered public accounting firm have identified deficiencies in control over certain information technology (IT) general controls for revenue-related information systems that are relevant to the preparation of our financial statements that constitute material weaknesses.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
There were no shares of equity securities sold or issued, or options granted, by us during the three months ended March 31, 2022 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that were not previously reported in a Current Report on Form
8-K.
Issuer Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period from January 1, 2022 to March 31, 2022.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Securities Purchase Agreement, dated February 22, 2022, by and between EverQuote, Inc. and Recognition Capital, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on February 23, 2022)

10.2#	Form of Restricted Stock Unit Agreement for grants to officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on February 15, 2022)

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensation plan.
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

EVERQUOTE, INC.

Date: May 6, 2022	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ John Wagner
John Wagner Chief Financial Officer and Treasurer (Principal Financial Officer)