Form 10-Q
period 2022-06-30
EverQuote, Inc.
filed 2022-08-04
CIK 1640428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).    Yes

☐    No

☒
As of June 30, 2022, the registrant had
 25,536,473 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 6,169,774 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
EVERQUOTE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$41,269	$34,851
Accounts receivable, net	36,581	35,659
Prepaid expenses and other current assets	14,428	14,184

Total current assets	92,278	84,694
Property and equipment, net	5,923	5,796
Goodwill	21,501	21,501
Acquired intangible assets, net	9,093	10,229
Operating lease right-of-use assets	7,096	7,291
Other assets	25,098	14,096

Total assets	$160,989	$143,607

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,937	$29,599
Accrued expenses and other current liabilities	10,941	13,015
Deferred revenue	1,974	2,096
Operating lease liabilities	3,011	2,696

Total current liabilities	48,863	47,406
Operating lease liabilities, net of current portion	4,955	5,531
Other long-term liabilities	919	5,545

Total liabilities	54,737	58,482

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 25,536,473 shares and 23,544,995 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	26	24
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 6,169,774 and 6,407,678 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	253,345	222,730
Accumulated other comprehensive income (loss)	(9)	10
Accumulated deficit	(147,116)	(137,645)

Total stockholders’ equity	106,252	85,125

Total liabilities and stockholders’ equity	$160,989	$143,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$101,915	$105,063	$212,596	$208,885

Cost and operating expenses:
Cost of revenue	6,059	5,811	12,043	11,764
Sales and marketing	87,854	85,610	184,004	173,179
Research and development	8,245	9,053	16,441	17,626
General and administrative	7,357	6,200	14,298	11,796
Acquisition-related	(3,779)	265	(4,671)	186

Total cost and operating expenses	105,736	106,939	222,115	214,551

Loss from operations	(3,821)	(1,876)	(9,519)	(5,666)

Other income (expense):
Interest income	37	10	45	24
Other income (expense), net	28	(15)	3	(40)

Total other income (expense), net	65	(5)	48	(16)

Net loss	$(3,756)	$(1,881)	$(9,471)	$(5,682)

Net loss per share, basic and diluted	$(0.12)	$(0.07)	$(0.31)	$(0.20)

Weighted average common shares outstanding, basic and diluted	31,519	28,895	31,027	28,665

Comprehensive loss:
Net loss	$(3,756)	$(1,881)	$(9,471)	$(5,682)
Other comprehensive income (loss):
Foreign currency translation adjustment	(29)	7	(19)	22

Comprehensive loss	$(3,785)	$(1,874)	$(9,490)	$(5,660)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances at December 31, 2021	23,544,995	$24	6,407,678	$6	$222,730	$10	$(137,645)	$85,125
Private placement of common stock	1,004,016	1	—	—	14,999	—	—	15,000
Issuance of common stock upon exercise of stock options	92,975	—	—	—	558	—	—	558
Issuance of common stock upon vesting of restricted stock units	307,953	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,464	—	—	7,464
Foreign currency translation adjustment	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(5,715)	(5,715)

Balances at March 31, 2022	24,949,939	25	6,407,678	6	245,751	20	(143,360)	102,442
Issuance of common stock upon exercise of stock options	6,602	1	—	—	49	—	—	50
Net issuance of common stock upon vesting of restricted stock units	342,028	—	—	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	—	—	7,596	—	—	7,596
Transfer of Class B common stock to Class A common stock	237,904	—	(237,904)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(3,756)	(3,756)

Balances at June 30, 2022	25,536,473	$26	6,169,774	$6	$253,345	$(9)	$(147,116)	$106,252

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	20,784,065	$21	7,429,502	$7	$189,172	$(7)	$(118,211)	$70,982
Issuance of common stock upon exercise of stock options	213,317	—	—	—	1,272	—	—	1,272
Issuance of common stock upon vesting of restricted stock units	332,311	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,520	—	—	7,520
Transfer of Class B common stock to Class A common stock	1,021,824	1	(1,021,824)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(3,801)	(3,801)

Balances at March 31, 2021	22,351,517	22	6,407,678	6	197,964	8	(122,012)	75,988
Issuance of common stock upon exercise of stock options	56,786	—	—	—	452	—	—	452
Issuance of common stock upon vesting of restricted stock units	260,340	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	7,089	—	—	7,089
Foreign currency translation adjustment	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(1,881)	(1,881)

Balances at June 30, 2021	22,668,643	$23	6,407,678	$6	$205,504	$15	$(123,893)	$81,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,471)	$(5,682)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,916	2,310
Stock-based compensation expense	15,130	14,609
Change in fair value of contingent consideration liabilities	(4,672)	(289)
Provision for (recovery of) bad debt	77	(50)
Unrealized foreign currency transaction (gains) losses	(16)	23
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(999)	297
Prepaid expenses and other current assets	(250)	(92)
Operating lease right-of-use assets	1,287	1,400
Other assets	(11,252)	(340)
Accounts payable	3,413	(7,123)
Accrued expenses and other current liabilities	(2,059)	7,538
Deferred revenue	(122)	(33)
Operating lease liabilities	(1,355)	(1,337)
Other long-term liabilities	—	4

Net cash provided by (used in) operating activities	(7,373)	11,235

Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(1,989)	(1,310)

Net cash used in investing activities	(1,989)	(1,310)

Cash flows from financing activities:
Proceeds from exercise of stock options	608	1,724
Proceeds from private placement of common stock	15,000	—
Tax withholding payments related to net share settlement	(51)	—

Net cash provided by financing activities	15,557	1,724

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27)	1

Net increase in cash, cash equivalents and restricted cash	6,168	11,650
Cash, cash equivalents and restricted cash at beginning of period	35,101	43,120

Cash, cash equivalents and restricted cash at end of period	$41,269	$54,770

Supplemental disclosure of non-cash investing and financing information:
Acquisition of property and equipment included in accounts payable	$32	$114
Operating lease liabilities arising from obtaining right-of-use assets	$1,096	$240
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$41,269	$54,520
Restricted cash (included in other assets)	—	250

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$41,269	$54,770

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
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $9.5 million for the six months ended June 30, 2022 and $19.4 million for the year ended December 31, 2021. As of June 30, 2022, the Company had an accumulated deficit of $147.1 million. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements, without considering borrowing availability under the Company’s credit facility.
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
2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The condensed consolidated balance sheet at December 31, 2021 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form
10-K for
the year ended December 31, 2021 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2022 and results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021 have been made. The Company’s results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or any other period.

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
The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States and receives commissions from insurance provider customers for insurance policies sold. For the three months ended June 30, 2022, two customers represented 20% and 10%, respectively, of total revenue. For the six months ended June 30, 2022, two customers represented 17% and 11%, respectively, of total revenue. For the three months ended June 30, 2021, two customers represented 18% and 11% of total revenue, respectively. For the six months ended June 30, 2021, one customer represented 19% of total revenue. As of June 30, 2022, two customers accounted for 23% and 10%, respectively, of the accounts receivable and commissions receivable balance. As of December 31, 2021, one customer accounted for 12% of the total accounts and commissions receivable balance.
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
Restricted Cash
As of December 31, 2021, restricted cash consisted of $0.3
million deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. Restricted cash was classified within other assets. The restricted cash was released to the Company in January 2022 and as a result, as of June 30, 2022, the Company no
longer maintains a restricted cash balance.

Accounts Receivable
The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off
against the reserve. As of June 30, 2022 and December 31, 2021, the Company’s allowance for credit losses was $0.1 million and less than $0.1 million, respectively. During the three and six months ended June 30, 2022 and 2021, the Company wrote off an insignificant amount of uncollectible accounts.
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
Commission Revenue
The Company’s commission revenue is primarily comprised of commissions from health insurance carriers and auto insurance carriers. Commission revenue consists of the estimated constrained lifetime values (the “constrained LTVs”) of commission payments the Company expects to receive for selling an insurance policy. Commission revenue is recognized upon satisfaction of the Company’s performance obligation. The Company considers its performance obligation to be satisfied upon submission of the policy application. Commission revenue represented approximately 13% of total revenue in the three and six months ended June 30, 2022, and less than 10% of total revenue in the three and six months ended June 30, 2021.
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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct channels	86%	91%	87%	90%
Indirect channels	14%	9%	13%	10%

	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Automotive	$81,375	$86,358	$169,050	$170,839
Other	20,540	18,705	43,546	38,046

Total Revenue	$101,915	$105,063	$212,596	$208,885

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. As of June 30, 2022 and December 31, 2021, the Company had not capitalized any costs to obtain any of its contracts.
Deferred Revenue
Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $2.1 million as of December 31, 2021. During the six months ended June 30, 2022, the Company recognized revenue of $1.5 million that was included in the contract liability balance (deferred revenue) at December 31, 2021. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.
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
The current and
non-current
portions of commissions receivable are as follows (in thousands):

	June 30,	December 31,
	2022	2021

Commissions receivable, current portion (included in prepaid expenses and other current assets)	$9,488	$9,285
Commissions receivable, non-current portion (included in other assets)	24,637	13,415

	$34,125	$22,700

A portion of the Company’s commissions receivable contract asset was recorded as part of the purchase price allocation for the Company’s two acquisitions (see Note 3). The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three and six months ended June 30, 2022 or 2021. While the Company is exposed to credit losses due to the non-payment
by insurance carriers, it

considers the risk of this to be remote.
Advertising Expense
Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. During the three months ended June 30, 2022 and 2021, advertising expense totaled $68.8 million and $72.2 million, respectively. During the six months ended June 30, 2022 and 2021, advertising expense totaled $145.2 million and $144.6 million, respectively.

1
2

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
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2022	2021
Options to purchase common stock	2,003,197	1,903,499
Unvested restricted stock units	3,483,873	2,737,475

	5,487,070	4,640,974

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
In June 2022, the FASB issued ASU
No. 2022-03,
Fair Value Measurement of Equity Securities Subject to Contractual Sale
Restrictions
(Topic 820), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The guidance includes disclosure requirements including the fair value of equity securities subject to contractual sale restrictions included in the balance sheet, the nature and remaining duration of the restriction and circumstances that could cause a lapse in the restriction. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The amendments in this update are to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company is currently assessing the impact of the adoption of this guidance on
its consolidated financial statements.
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
offerings.

The PolicyFuel acquisition was accounted for as a purchase of a business under ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of PolicyFuel were recorded at their respective fair values as of the acquisition date. The purchase consideration of $20.0 million reflected a cash payment of $16.0 million, net of cash acquired, settlement of an outstanding receivable from PolicyFuel of $0.2 million and contingent consideration of $3.8 million, representing the estimated fair value as of the acquisition date of Class A common stock issuable to the former owners of PolicyFuel upon achievement of certain revenue targets over the next three years. The former owners of PolicyFuel are eligible to receive shares of Class A common stock upon the achievement (at varying levels) of each of three twelve-month revenue targets. The number of shares that may be issued at maximum performance is based on a total dollar value of $12.9 million; 50% of which would be calculated at the time of issuance by dividing the applicable dollar value by a volume weighted average price per share for a
20-day
period preceding the acquisition. These shares are referred to as the “Fixed Shares” and the maximum number of Fixed Shares that may be issued is 199,311. The fair value of such shares to be recorded upon issuance will be based on th
e number of shares issued multiplied by the market value of the Company’s Class A common stock on the date of issuance. The remaining 50%, or $6.5 million at maximum performance, may be issued as shares of Class A common stock calculated by dividing the applicable dollar value earned by the volume weighted average price per share for a
20-day
period preceding each revenue target determination date. These shares are referred to as the “Fixed Dollar Shares” and there is no maximum to the number of shares that may be issued as Fixed Dollar Shares. The fair value of such shares to be recorded upon issuance will be based on the number of shares issued multiplied by the market value of the Company’s Class A common stock on the date
o
f issuance.

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

4).
The following tables summarize the purchase price for PolicyFuel and the allocation of the purchase price (in thousands):

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
Eversurance
On September 1, 2020, the Company completed the acquisition of Crosspointe Insurance & Financial Services, LLC, a health insurance agency headquartered in Evansville, Indiana. In the third quarter of 2021, the Company changed the name of Crosspointe Insurance & Financial Services, LLC to Eversurance, LLC (“Eversurance”). Eversurance is a sales and decision support contact center that connects consumers to high quality health insurance in a customer-centric environment and serves the individual and family health, Medicare, and ancillary health product markets. This acquisition enables the Company to accelerate and expand its opportunity in the health insurance market, by providing insurance shoppers with a broader range of health insurance products through access to a greater number of carrier partners, and an improved and more personalized customer buying experience.
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

4. Fair Value of Financial Instruments
The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,537	$—	$—	$20,537

Liabilities:
Contingent consideration liability associated with acquisition of Eversurance included in other long-term liabilities	$—	$—	$519	$519
Contingent consideration liability associated with acquisition of PolicyFuel included in accrued expenses and other current liabilities	—	—	583	583
Contingent consideration liability associated with acquisition of PolicyFuel included in other long-term liabilities	—	—	400	400

	$—	$—	$1,502	$1,502

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,502	$—	$—	$20,502

Liabilities:
Contingent consideration liability associated with acquisition of Eversurance included in other long-term liabilities	$—	$—	$920	$920
Contingent consideration liability associated with acquisition of PolicyFuel included in accrued expenses and other current liabilities	—	—	629	629
Contingent consideration liability associated with acquisition of PolicyFuel included in other long-term liabilities	—	—	4,625	4,625

	$—	$—	$6,174	$6,174

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2022 or 2021.
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
The Company estimates the fair value of the maximum 58,754 shares of Class A common stock issuable as contingent consideration upon achievement of certain Eversurance revenue targets (see Note 3) using probability of achievement of the revenue target (acquisition specific input) and the market value of the Company’s Class A common stock (observable input). The change in fair value of the contingent consideration liability for the three and six months ended June 30, 2022 was due to the decrease in market value of the Company’s Class A common stock.
The Company uses a Monte Carlo simulation model in its estimates of the fair value of the contingent consideration related to the PolicyFuel acquisition. The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of the Company’s Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. The decrease in fair value of contingent consideration related to the Class A common stock issuable upon achievement of revenue targets was primarily due to a change in estimate of forecasted revenue and the decrease in market value of the Company’s Class A common stock.

The following table provides a roll-forward of the aggregate fair values of the Company’s contingent consideration liabilities for which fair value is determined by Level 3 inputs (in thousands):

Contingent Consideration Liabilities
Fair value at December 31, 2021	$6,174
Change in fair value of contingent consideration related to Eversurance acquisition	(401)
Change in fair value of contingent consideration related to PolicyFuel acquisition	(4,271)

Fair value at June 30, 2022	$1,502

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
There were no changes to goodwill for the three and six months ended June 30, 2022.

Acquired intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life	June 30, 2022
		Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	7.6	$10,200	$(2,592)	$7,608
Developed technology	3	1,700	(501)	1,199
Other identifiable intangible assets	2.8	570	(284)	286

		$12,470	$(3,377)	$9,093

	Weighted Average Useful Life	December 31, 2021
		Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	7.6	$10,200	$(1,830)	$8,370
Developed technology	3	1,700	(217)	1,483
Other identifiable intangible assets	2.8	570	(194)	376

		$12,470	$(2,241)	$10,229

Future amortization expense of intangible assets as of June 30, 2022 is expected to be as follows (in thousands):

Year Ending December 31,
2022 (remaining six months)	$1,141
2023	2,001
2024	1,715
2025	960
2026	685
Thereafter	2,591

$9,093

6. Balance Sheet Detail
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Commissions receivable, current portion	$9,488	$9,285
Prepaid expenses and other current assets	4,940	4,899

	$14,428	$14,184

Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Commissions receivable, non-current portion	$24,637	$13,415
Other assets	461	681

	$25,098	$14,096

Accrued expenses and other current liabilities consisted of the f ollowing
(in thousands):

	June 30,	December 31,
	2022	2021
Accrued employee compensation and benefits	$4,845	$4,115
Accrued advertising expenses	2,817	5,669
Other current liabilities	3,279	3,231

	$10,941	$13,015

7. Loan and Security Agreement
As of June 30, 2022, the Company had available borrowings of $25.0 million under its amended Loan and Security Agreement (the “2020 Loan Agreement”) with Western Alliance Bank (“Lender”). Pursuant to the 2020 Loan Agreement, borrowings under the revolving line of credit could not exceed 80% of eligible accounts receivable balances, bore interest at the greater of 3.25% or the prime rate and were scheduled to mature
in August 2022. Borrowings were collateralized by substantially all of the Company’s assets and property.
Under the 2020 Loan Agreement, the Company was subject to specified affirmative and negative covenants until maturity. These covenants included limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions. In addition, the Company was required to maintain a financial performance covenant: a minimum asset coverage ratio of 1.5 to 1, calculated as the sum of unrestricted cash and qualified accounts receivable divided by borrowings outstanding under the revolving line of credit. As of June 30, 2022, the Company was in compliance with these covenants. Events which would meet the criteria of a default under the 2020 Loan Agreement included failure to make payments when due, insolvency events, failure to comply with covenants or material adverse events with respect to the Company.
As of June 30, 2022, the Company had no amounts outstanding on the revolving line of credit. On July 15, 2022, the Company amended the 2020 Loan Agreement to extend the maturity date, increase the line of credit amount and add a term loan component (See Note 12).
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
The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock
options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and
including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,497,633 shares effective as of January 1, 2022 in accordance with the provisions of the 2018 Plan described above. As of June 30, 2022, 1,641,768 shares remain available for future grant under the 2018 Plan.
Options and restricted stock units (“RSU”s) granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire no longer than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices. Certain of the Company’s RSUs are net settled by withholding shares of the Company’s Class A common stock to cover statutory income taxes.
During the six months ended June 30, 2022, the Company granted 565,300 service-based options under the 2018 Plan with an aggregate grant date fair value of $6.1 million.
During the six months ended June 30, 2022, the Company granted 1,332,414 service-based RSUs under the 2018 Plan with an aggregate grant date fair value of $18.4 million.
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

The Company also has outstanding service- and performance-based RSUs granted as Inducement Awards in 2021 that will vest for a variable number of shares of the Company’s Class A common stock upon the achievement (at varying levels) of certain revenue targets measured at twelve-month intervals over the next three years. The number of shares to be issued upon achievement of each of the revenue targets will be based on a fixed dollar value divided by the volume weighted average price per share of the Company’s Class A common stock for a
20-day
period preceding each revenue achievement determination date. The number of shares of Class A common stock that may be issued in settlement of such awards is capped at 173,042, with any remainder being settleable in cash or unregistered shares solely at the Company’s option. Because a variable number of shares will be issued for a fixed dollar amount, the Company has accounted for the obligation to issue such shares as a liability. As of June 30, 2022, the balance of the liability included in accrued expenses and other current liabilities was $0.1 million. The Company has 17,030 performance-based RSUs granted in 2021 as Inducement Awards with no service requirement as PolicyFuel contingent consideration. The fair value of this issuance has been included in the fair value of contingent consideration (see Notes 3 and 4). The Company also has outstanding performance-based RSUs issued in 2021 as Inducement Awards as PolicyFuel contingent consideration that will vest for a variable number of shares of the Company’s Class A common stock upon the achievement (at varying levels) of certain revenue targets measured at twelve-month intervals over the next three years, but which have no service conditions. The number of shares to be issued upon achievement of each of the revenue targets is based on a fixed dollar amount divided by the volume weighted average price per share of the Company’s Class A common stock for a
20-day
period preceding each revenue target determination date. The maximum number of shares of Class A common stock that may be issued as Inducement Awards in settlement of the contingent consideration obligation is capped at 34,060, with any remainder being settleable in cash or unregistered shares solely at the Company’s option. The fair value of such awards has been included in the fair value of contingent consideration (see Notes 3 and 4).
Stock-Based Compensation
The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$95	$83	$154	$174
Sales and marketing	2,964	2,459	6,174	5,850
Research and development	2,650	2,321	5,061	4,648
General and administrative	1,891	2,226	3,741	3,937

	$7,600	$7,089	$15,130	$14,609

Stock-based compensation expense for the three and six months ended June 30, 2022 included a total of $0.2 million and $0.6 million, respectively, related to unvested RSUs and option awards with performance-based vesting conditions, including options with performance- and market-based
vesting conditions, for which the performance-based condition has not yet been achieved but has been deemed probable
of being achieved. As of June 30, 2022, unrecognized compensation expense for RSUs and option awards with service-based vesting conditions and RSUs and option awards with performance-based vesting conditions either achieved or deemed probable of being achieved was $47.8 million, which is expected to be recognized over a weighted average period of 2.8 years. Additionally, the Company had unrecognized compensation expense of $1.4 million related to unvested awards with performance-based vesting conditions, which have not been deemed probable and unrecognized compensation expense of $2.1 million related to the fixed dollar, variable number of shares portion of the Inducement Awards with performance-based vesting conditions that have not been deemed probable.
9. Commitments and Contingencies
Leases
The Company leases office space under various
non-cancelable
operating leases. There have been no material changes to the Company’s leases during the three or six months ended June 30, 2022. For additional information, please read Note 12,
 Leases,
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
Through June 30, 2022, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2022 and December 31, 2021.
Legal Proceedings and Other Contingencies
The Company was contacted by a representative from a state tax assessor’s office requesting remittance of uncollected sales taxes. The Company does not believe its services are taxable in the state in question and is investigating this request and intends to vigorously defend this position. If the Company does not prevail in its position, uncollected sales taxes due for the period could amount to approximately
$1.5 million, including interest and penalties. The Company has not recorded any liabilities related to this matter as the loss has not been deemed probable.
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
10. Retirement Plan
The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax
basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.3 million during
each of the three months ended June 30, 2022 and 2021, and contributed $0.5 million during each of the six months ended June 30, 2022 and 2021.
11. Related Party Transactions
The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended June 30, 2022 and 2021, the Company recorded expense of $2.2 million and $0.9 million, respectively, related to these arrangements. During the three months ended June 30, 2022 and 2021, the Company paid $1.4 million and $1.0 million, respectively, related to these arrangements. During the six months ended June 30, 2022 and 2021, the Company recorded expense of $3.4 million and $1.9 million, respectively, related to these arrangements. During the six months ended June 30, 2022 and 2021, the Company paid $2.1 million and $1.8 million, respectively, related to these arrangements. As of June 30,

2022, and December 31, 2021, amounts due
to related-party affiliates totaled $1.6 million and $0.3 million, respectively, which were included in accounts payable on the balance sheets
On February 23, 2022, the Company sold 1,004,016 shares of Class A common stock at a purchase price of $14.94 per share for gross proceeds of $15.0 million in a private placement to Recognition Capital, LLC, an entity which is owned and controlled by David Blundin, Chairman of the board of directors and co-founder
of the Company.
12. Subsequent Events
On July 15, 2022, the Company executed a Loan and Security Modification Agreement to amend the 2020 Loan Agreement, to increase the revolving line of credit from
$25.0 million to $35.0 million, extend the maturity date of the revolving line of credit from August 2022 to July 2025 and provide the Company access to a term loan of up to $10.0 million. The 2020 Loan Agreement, as amended by the Loan and Security Modification Agreement, is referred to as the Amended Loan Agreement.
Pursuant to the Amended Loan Agreement, borrowings under the revolving line of credit cannot exceed

85
% of eligible accounts receivable balances,
bear interest at the greater of 4.25% or the prime rate
as published in the Wall Street Journal and mature on
July 15, 2025
. The term loan may be drawn through December 31, 2023 and borrowings bear interest at 0.25% plus the greater of 4.25% or the prime rate as published in the Wall Street Journal.

Borrowings under the term loan of the Amended Loan Agreement are repayable in monthly interest-only payments through December 31, 2023. Commencing on January 1, 2024, the term loan is payable in 42 equal monthly installments of the then outstanding principal and accrued interest through June 2027. The Company may prepay all, but not less than all, of any outstanding principal with respect to advances made under the term loan provided that such outstanding principal is paid in full along with any accrued but unpaid interest to date plus any fees that become payable under the Amended Loan Agreement. In an event of default, as defined in the Amended Loan Agreement, and until such event is no longer continuing, the annual interest rate to be charged would be the annual rate otherwise applicable to borrowings under the Amended Loan Agreement plus
5.00
%.

Borrowings are collateralized by substantially all of the Company’s assets and property. Under the Amended Loan Agreement, the Company has agreed to affirmative and negative covenants to which the Company will remain subject until maturity. The covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Amended Loan Agreement and through December 31, 2023, the Company is required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash held at the Lender and eligible accounts receivable divided by all borrowings outstanding under the Amended Loan Agreement. Commencing December 31, 2023, the company is required to maintain, and test on a quarterly basis, a fixed charge coverage ratio and a leverage ratio. The fixed charge coverage ratio is measured as the Company’s ratio of (i) trailing twelve-month adjusted “EBITDA” (as defined in the Amended Loan Agreement) less capital expenditures, less cash taxes, to (ii) trailing twelve-month interest and principal payments to the Lender, of at least 1.25 to 1.00. The leverage ratio is measured as the ratio of (i) the Company’s outstanding obligations owing to the Lender, to (ii) the Company’s trailing twelve-month adjusted EBITDA (as defined in the Amended Loan Agreement), of not more than 3.00 to 1.00.

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

•	In 2021, we launched our DTC insurance offerings in our auto and home and renters verticals via the acquisition of Policy Fuel LLC and its affiliates, or PolicyFuel.
In the three months ended June 30, 2022 and 2021, our total revenue was $101.9 million and $105.1 million, respectively, representing year-over-year decrease of 3.0%. We had net losses of $3.8 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively, and had $1.4 million and $6.6 million in adjusted EBITDA for the three months ended June 30, 2022 and 2021, respectively. In the six months ended June 30, 2022 and 2021, our total revenue was $212.6 million and $208.9 million, respectively, representing year-over-year growth of 1.8%. We had net losses of $9.5 million and $5.7 million for the six months ended June 30, 2022 and 2021, respectively, and had $3.9 million and $11.4 million in adjusted EBITDA for the six months ended June 30, 2022 and 2021, respectively. See the section titled “—Non-GAAP Financial Measure”
for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.
COVID-19
The
COVID-19
pandemic has had a significant adverse impact on global commercial activity and has created significant volatility in financial markets. Many governmental authorities have implemented travel bans and restrictions, quarantines, shelter-in-place
orders, business limitations and shutdowns and other measures to attempt to contain the spread of the virus. Government recommendations and requirements are continuing to change and there remains significant uncertainty as to the breadth and duration of business disruptions related to
COVID-19,
as well as its impact on the global economy and consumer confidence. While we are unable to accurately predict the full impact that
COVID-19
will have on our results from operations, financial condition, liquidity and cash flows due to these uncertainties, our compliance with measures to contain the spread of the virus has impacted our day-to-day
operations and could disrupt our business and operations, as well as that of our customers and consumer traffic to our marketplace for an indefinite period of time. For example, we believe that immediately after shelter-in-place
orders went into effect consumers performed fewer searches for insurance online. To support the health and well-being of our employees, customers, partners and communities, a majority of our employees continue to work remotely, however our offices are open for use. While such disruptions have not had a material adverse impact on our financial results through June 30, 2022, such disruptions may impact consumer insurance shopping behavior. We continue to monitor and are managing our operations for the ongoing impact of
COVID-19.
Factors Affecting Our Performance
We believe that our performance and future growth depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Auto insurance industry risk
We derive a significant portion of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. For example, in 2016, the U.S. commercial auto insurance industry experienced its worst underwriting performance in 15 years, with higher loss ratios that were driven by both adverse claim severity and frequency trends. As a result, our auto insurance carrier customers reduced marketing spend and cost per sale targets the following year, ultimately impacting our revenue growth in the auto insurance vertical in 2017. More recently, and specifically starting in the third quarter of 2021, the auto insurance industry has experienced similar challenges, which is impacting our financial performance in the auto insurance vertical. Auto insurance carriers experienced a sudden rise in the severity of claims caused by inflationary increases in the cost to repair and replace vehicles and settle medical and injury claims. The increase in claims severity has reduced underwriting performance for auto insurance carriers, causing them to implement policy premiums increases and reduce spending on new customer acquisition. The reductions in new customer acquisition spending by auto insurance carriers has had a negative impact on the pricing and demand for consumer referrals in our marketplace. We believe this trend will continue in the near term and could be prolonged by further cost inflation or insufficient policy premium increases.
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
We also generate revenue from commission fees for the sale of policies, primarily in our health and automotive verticals. Commission revenue represented approximately 13% of total revenue in the three and six months ended June 30, 2022 and less than 10% of total revenue in the three and six months ended June 30, 2021. We recognize revenue from commission fees based on our constrained estimate of commission payments we expect to receive over the lifetime of the policies sold, which we refer to as constrained lifetime values, or constrained LTVs, of commission payments. Commission revenue is recognized upon satisfaction of our performance obligation, which we consider to be submission of the policy application.
For the periods presented, our total revenue consisted of revenue generated from our automotive and other insurance verticals, which includes home and renters, life and health insurance verticals, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Automotive	$81,375	$86,358	$169,050	$170,839
Other	20,540	18,705	43,546	38,046

Total Revenue	$101,915	$105,063	$212,596	$208,885

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
Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net loss	$(3,756)	$(1,881)	$(9,471)	$(5,682)
Stock-based compensation	7,600	7,089	15,130	14,609
Depreciation and amortization	1,405	1,136	2,916	2,310
Acquisition-related	(3,779)	265	(4,671)	186
Interest income	(37)	(10)	(45)	(24)

Adjusted EBITDA	$1,433	$6,599	$3,859	$11,399

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
The following tables set forth our results of operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Statement of Operations Data:
Revenue(1)	$101,915	$105,063	$212,596	$208,885

Cost and operating expenses(2):
Cost of revenue	6,059	5,811	12,043	11,764
Sales and marketing	87,854	85,610	184,004	173,179
Research and development	8,245	9,053	16,441	17,626
General and administrative	7,357	6,200	14,298	11,796
Acquisition-related	(3,779)	265	(4,671)	186

Total cost and operating expenses	105,736	106,939	222,115	214,551

Loss from operations	(3,821)	(1,876)	(9,519)	(5,666)

Other income (expense):
Interest income	37	10	45	24
Other income (expense), net	28	(15)	3	(40)

Total other income (expense), net	65	(5)	48	(16)

Net loss	$(3,756)	$(1,881)	$(9,471)	$(5,682)

Other Financial and Operational Data:
Variable marketing margin	$33,091	$32,830	$67,355	$64,268
Adjusted EBITDA(3)	$1,433	$6,599	$3,859	$11,399

(1)	Comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Direct channels	86%	91%	87%	90%
Indirect channels	14%	9%	13%	10%

	100%	100%	100%	100%

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Cost of revenue	$95	$83	$154	$174
Sales and marketing	2,964	2,459	6,174	5,850
Research and development	2,650	2,321	5,061	4,648
General and administrative	1,891	2,226	3,741	3,937

	$7,600	$7,089	$15,130	$14,609

(3)
See “
—Non-GAAP
Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP
financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Revenue:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)				(dollars in thousands)
Revenue	$101,915	$105,063	$(3,148)	-3.0%	$212,596	$208,885	$3,711	1.8%
Revenue decreased by $3.1 million from $105.1 million for the three months ended June 30, 2021 to $101.9 million for the three months ended June 30, 2022. The decrease in revenue was due to a decrease of $5.0 million in revenue from our automotive vertical, partially offset by an increase of $1.8 million in our other insurance verticals. The decrease in revenue from our automotive vertical was primarily due to a decrease in carrier spend for referrals of $10.5 million, partially offset by an increase of $5.5 million in commission revenue. The increase in revenue from our other insurance verticals was due to an increase of $4.7 million in commission revenue, partially offset by a decrease in carrier spend for referrals of $2.8 million.
Revenue increased by $3.7 million from $208.9 million for the six months ended June 30, 2021 to $212.6 million for the six months ended June 30, 2022. The increase in revenue was due to an increase of $5.5 million in revenue from our other insurance verticals, partially offset by a decrease of $1.8 million in revenue from our automotive vertical. The increase in revenue from our other verticals was primarily due to an increase of $11.1 million in commission revenue, partially offset by a decrease in carrier spend for referrals of $5.6 million. The decrease in revenue from our automotive vertical was primarily due to decrease in carrier spend for referrals of $12.7 million, partially offset by an increase in commission revenue of $10.9 million.
Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$6,059	$5,811	$248	4.3%	$12,043	$11,764	$279	2.4%
Percentage of revenue	5.9%	5.5%			5.7%	5.6%
Cost of revenue increased by $0.2 million from $5.8 million for the three months ended June 30, 2021 to $6.1 million for the three months ended June 30, 2022. Cost of revenue increased primarily due to increased personnel-related costs of $0.4 million, increased third-party call center costs of $0.2 million related to volume increases of call referrals and increased amortization of intangible assets of $0.1 million, partially offset by a decrease in hosting costs of $0.3 million and a decrease in technical service costs of $0.2 million.
Cost of revenue increased by $0.3 million from $11.8 million for the six months ended June 30, 2021 to $12.0 million for the six months ended June 30, 2022. Cost of revenue increased primarily due to increased third-party call center costs of $0.5 million related to volume increases of call referrals, increased personnel-related costs of $0.4 million and increased amortization of intangible assets of $0.3 million, partially offset by a decrease in technical service costs of $0.7 million and a decrease in hosting costs of $0.3 million.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)				(dollars in thousands)
Sales and marketing expense	$87,854	$85,610	$2,244	2.6%	$184,004	$173,179	$10,825	6.3%
Percentage of revenue	86.2%	81.5%			86.6%	82.9%
Sales and marketing expenses increased by $2.2 million from $85.6 million for the three months ended June 30, 2021 to $87.9 million for the three months ended June 30, 2022. The increase in sales and marketing expense was primarily due to an increase in personnel-related costs of $4.4 million, an increase in referral verification services of $0.3 million, an increase in office and occupancy costs of $0.3 million, and an increase of $0.2 million in licensing fees related to DTC, partially offset by a decrease in advertising costs of $3.4 million. The increase in personnel-related costs was primarily due to an increase in headcount, a significant portion of which was in DTC agency. Personnel-related costs for the three months ended June 30, 2022, and 2022 included stock-based compensation expense of $3.0 million and $2.5 million, respectively. The increase in office and occupancy costs was primarily due to additional DTC sales offices.

Sales and marketing expenses increased by $10.8 million from $173.2 million for the six months ended June 30, 2021 to $184.0 million for the six months ended June 30, 2022. The increase in sales and marketing expense was primarily due to an increase in personnel-related costs of $8.1 million, an increase in referral verification services of $0.6 million, an increase in advertising costs of $0.6 million, an increase of $0.5 million in licensing fees related to DTC, an increase in office and occupancy costs of $0.4 million and an increase in amortization of intangible assets of $0.2 million. The increase in personnel-related costs was primarily due to an increase in headcount, a significant portion of which was in DTC agency. Personnel-related costs for the six months ended June 30, 2022 and 2021 included stock-based compensation expense of $6.2 million and $5.9 million, respectively. The increase in office and occupancy costs was primarily due to additional DTC sales offices.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)				(dollars in thousands)
Research and development expense	$8,245	$9,053	$(808)	-8.9%	$16,441	$17,626	$(1,185)	-6.7%
Percentage of revenue	8.1%	8.6%			7.7%	8.4%
Research and development expenses decreased by $0.8 million from $9.1 million for the three months ended June 30, 2021 to $8.2 million for the three months ended June 30, 2022. The decrease in research and development expense was primarily due to a decrease in personnel-related costs of $0.7 million and a decrease in consulting costs of $0.2 million, partially offset by an increase in technology services of $0.2 million. Personnel-related costs for the three months ended June 30, 2022 and 2021 included stock-based compensation expense of $2.6 million and $2.3 million, respectively.
Research and development expenses decreased by $1.2 million from $17.6 million for the six months ended June 30, 2021 to $16.4 million for the six months ended June 30, 2022. The decrease in research and development expense was primarily due to a decrease in personnel-related costs of $1.3 million and a decrease in consulting costs of $0.3 million, partially offset by an increase in technology services of $0.6 million. Personnel-related costs for the six months ended June 30, 2022 and 2021 included stock-based compensation expense of $5.1 million and $4.6 million, respectively.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)				(dollars in thousands)
General and administrative expense	$7,357	$6,200	$1,157	18.7%	$14,298	$11,796	$2,502	21.2%
Percentage of revenue	7.2%	5.9%			6.7%	5.6%
General and administrative expenses increased by $1.2 million from $6.2 million for the three months ended June 30, 2021 to $7.4 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $0.4 million and an increase in consulting costs of $0.3 million. Other increases included recruiting fees, insurance and credit card fees of $0.1 million each, partially offset by a decrease in legal fees of $0.1 million.
General and administrative expenses increased by $2.5 million from $11.8 million for the six months ended June 30, 2021 to $14.3 million for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $1.1 million, an increase in consulting fees of $0.4 million and an increase in liability insurance costs and credit card fees of $0.2 million each. Technology services and recruiter fees also increased by $0.1 million each.
Acquisition-related
Acquisition-related costs for the three and six months ended June 30, 2022 solely consisted of the change in fair value of our contingent consideration liabilities recorded as the result of our acquisitions. We recorded a credit to acquisition-related costs for the three and six months ended June 30, 2022 of $3.8 million and $4.7 million, respectively, related to the decrease in the fair value of our contingent consideration liability. The decrease was related to our future revenue forecasts and to a lesser extent, change in market value of our Class A common stock. Acquisition-related costs for the three and six months ended June 30, 2021 included expenses associated with third-party professional services utilized of $0.5 million and the change in fair value of our contingent consideration liabilities, which resulted in a credit to acquisition-related costs of $0.2 million and $0.3 million, respectively.
Other Income (Expense)
Other expense, net was not significant for either of the three and six months ended June 30, 2022 or 2021.
Variable Marketing Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%

	(dollars in thousands)				(dollars in thousands)
Revenue	$101,915	$105,063	$(3,148)	-3.0%	$212,596	$208,885	$3,711	1.8%
Less: total advertising expense (a component of sales and marketing expense)	68,824	72,233			145,241	144,617

Variable marketing margin	$33,091	$32,830	$261	0.8%	$67,355	$64,268	$3,087	4.8%

Percentage of revenue	32.5%	31.2%			31.7%	30.8%
The increase in variable marketing margin was due primarily to growth in commissions revenue and decreased advertising spend.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents of $41.3 million as of June 30, 2022 and availability of up to $45.0 million under our revolving line of credit and term loan, each of which were amended in July 2022. On July 15, 2022, we entered into the Loan and Security Modification Agreement, which amended our existing Loan and Security Agreement, or the 2020 Loan Agreement, with Western Alliance Bank, or the Lender, to extend the maturity date of the revolving line of credit to July 15, 2025, increase the revolving line of credit from $25.0 million to $35.0 million, and provide us with access to a term loan of up to $10.0 million. We refer to the 2020 Loan Agreement, as amended by the Loan and Security Modification Agreement, as the Amended Loan Agreement.
Pursuant to the Amended Loan Agreement, borrowings under the revolving line of credit cannot exceed 85% of eligible accounts receivable balances, bear interest at the greater of 4.25% or the prime rate as published in the Wall Street Journal and mature on July 15, 2025. The term loan may be drawn through December 31, 2023 and borrowings bear interest at 0.25% plus the greater of 4.25% or the prime rate as published in the Wall Street Journal. Borrowings under the term loan of the Amended Loan Agreement are repayable in monthly interest-only payments through December 31, 2023. Commencing on January 1, 2024, the term loan is payable in 42 equal monthly installments of the then outstanding principal and accrued interest through June 2027. We may prepay all, but not less than all, of any outstanding principal with respect to advances made under the term loan provided that such outstanding principal is paid in full along with any accrued but unpaid interest to date plus any fees that become payable under the Amended Loan Agreement. In an event of default, as defined in the Amended Loan Agreement, and until such event is no longer continuing, the annual interest rate to be charged would be the annual rate otherwise applicable to borrowings under the Amended Loan Agreement plus 5.00%.
Borrowings are collateralized by substantially all of our assets and property. Under the Amended Loan Agreement, we agreed to affirmative and negative covenants to which we will remain subject until maturity. The covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Amended Loan Agreement and through December 31, 2023, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash held at the Lender and eligible accounts receivable divided by all borrowings outstanding under the Amended Loan Agreement. Commencing December 31, 2023, we are required to maintain, and test on a quarterly basis, a fixed charge coverage ratio and a leverage ratio. The fixed charge coverage ratio is measured as the ratio of (i) our trailing twelve-month adjusted “EBITDA” (as defined in the Amended Loan Agreement) less capital expenditures, less cash taxes, to (ii) our trailing twelve-month interest and principal payments to the Lender, of at least 1.25 to 1.00. The leverage ratio is measured as the ratio of (i) our outstanding obligations owing to the Lender, to (ii) our trailing twelve-month adjusted EBITDA (as defined in the Amended Loan Agreement), of not more than 3.00 to 1.00. Previously, under the 2020 Loan Agreement, we were subject to specified affirmative and negative covenants and were in compliance with these covenants as of June 30, 2022.

Since our inception, we have incurred operating losses and may continue to incur losses in the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially in the near term as we continue to expand our DTC agency, hire additional employees and improve our technology and infrastructure capabilities. Additionally, a significant portion of the commission revenue we record will be collected over a multi-year time frame as policyholders renew their policies, and we are paid commissions on those renewals. As of June 30, 2022, $24.6 million of our $34.1 million commissions receivable contract asset was classified as long-term. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without considering the borrowing availability under our credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, the expansion of sales and marketing activities, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$(7,373)	$11,235
Net cash used in investing activities	(1,989)	(1,310)
Net cash provided by financing activities	15,557	1,724
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27)	1

Net increase in cash, cash equivalents and restricted cash	$6,168	$11,650

Net cash provided by operating activities
Operating activities used $7.4 million during the six months ended June 30, 2022 primarily resulting from our net loss of $9.5 million and net cash used by operating activities of $11.3 million, partially offset by net non-cash
charges of $13.4 million. Net cash used by changes in our operating assets and liabilities consisted primarily of an $11.3 million increase in other assets and a $1.0 million increase in accounts receivable, partially offset by a net $1.4 million increase in accounts payable and accrued expenses and other current liabilities. Operating activities provided $11.2 million during the six months ended June 30, 2021 primarily resulting from the offset of net non-cash
charges of $16.6 million to our net loss of $5.7 million and net cash provided by changes in our operating assets and liabilities of $0.3 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of an aggregate $0.4 million increase in accounts payable and accrued expenses and other current liabilities and a $0.3 million decrease in accounts receivable, partially offset by a $0.3 million increase in other assets.
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
Net cash used in investing activities
Net cash used in investing activities was $2.0 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively. Net cash used in investing activities for the six months ended June 30, 2022 and 2021 included the acquisition of property and equipment, which included the capitalization of certain software development costs. During the six months ended June 30, 2022 and 2021, we capitalized $1.3 million and $1.1 million, respectively, of software development costs.
Net cash provided by financing activities
During the six months ended June 30, 2022 and 2021, net cash provided by financing activities was $15.6 million and $1.7 million, respectively. Net cash provided by financing activities during the six months ended June 30, 2022 consisted of $15.0 million of proceeds from the issuance and sale of shares of common stock in a private placement with Recognition Capital, LLC, an entity which is owned and controlled by David Blundin, Chairman of the Board of Directors and
co-founder
of the Company, and $0.6 million from the exercise of common stock options. Net cash provided by financing activities during the six months ended June 30, 2021 consisted of proceeds received from the exercise of common stock options.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have a credit agreement that provides us with credit at a floating rate of interest. As of June 30, 2022, we had no outstanding borrowings under our credit facility and therefore no material exposure to fluctuations in interest rates.
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
and
15d-15(f)
under the Exchange Act) occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Sales to Progressive Casualty Insurance Company accounted for 17% of our revenue for the six months ended June 30, 2022 and 16% of our revenue for the year ended December 31, 2021. Sales to State Farm Mutual Automobile Insurance Company accounted for 11% of our revenue for the six months ended June 30, 2022 and less than 10% of our revenue for the year ended December 31, 2021. These customers made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that these customers will continue to purchase from us at their historical levels or at all. If these customers were to reduce their level of purchases from us or discontinue their relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.
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
A substantial majority of the referrals made through our marketplace are for automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 80% of our total revenue for the six months ended June 30, 2022 and 79% of our total revenue for the year ended December 31, 2021. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. For example, starting in late 2021 and continuing into 2022, many auto insurance carriers experienced larger than expected loss-ratios which continues to result in a decreasing spend in our marketplace. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. Similarly, we believe that current shortages of semiconductor chips for new car production, as well as the availability of automotive parts used in car repair, is resulting in higher insurance claims losses and increasing insurance carrier loss ratios.
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
We have $35.0 million available for borrowing under our revolving line of credit and $10.0 million available for borrowing under our term loan, each with Western Alliance Bank, and in the future we could incur indebtedness beyond our revolving line of credit and term loan.
Borrowing under our revolving line of credit or term loan, combined with our other financial obligations and contractual commitments, could have significant adverse consequences, including:

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
In addition, any indebtedness we incur under our current revolving line of credit or term loan will bear interest at a variable rate, which would make us vulnerable to increases in the market rate of interest. If the market rate of interest increases substantially, we would have to pay additional interest, which would reduce cash available for our other business needs. We intend to satisfy any future debt service obligations with our existing cash and cash equivalents. Under our Amended Loan Agreement with Western Alliance Bank, our failure to make payments when due or comply with specified covenants, as well as the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or condition, is an event of default. If an event of default occurs and the lender accelerates any indebtedness then outstanding, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner or at all. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets. In addition, the covenants under our existing debt instruments, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing. Any of these events could have a material adverse effect on our results of operations or financial condition.

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
The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $63.44 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through June 30, 2022. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 77% of the voting power of our capital stock as of June 30, 2022; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held approximately 76% of the voting power of our capital stock as of that date. This concentration of voting power will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 77% of the voting power of our capital stock as of June 30, 2022; and Link Ventures, directly or through a voting agreement pursuant to which Tomas Revesz and the heirs and estate of Seth Birnbaum are obligated to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 76% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio
between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or
the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.
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
In addition to our outstanding Class A common stock, as of June 30, 2022, there were 1,414,237 shares of Class A common stock subject to outstanding options, 588,960 shares of either Class A common stock or Class B common stock subject to outstanding options, 3,173,607 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 1,641,768 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 15,949,000 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such
shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.
Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of June 30, 2022, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
There were no shares of equity securities sold or issued, or options granted, by us during the six months ended June 30, 2022 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that were not previously reported in a Current Report on Form
8-K.
Issuer Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period from April 1, 2022 to June 30, 2022.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Loan and Security Modification Agreement, dated July 15, 2022, by and between EverQuote, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 19, 2022

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

EVERQUOTE, INC.

Date: August 4, 2022	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ John Wagner
John Wagner Chief Financial Officer and Treasurer (Principal Financial Officer)