Form 10-Q
period 2022-09-30
EverQuote, Inc.
filed 2022-11-03
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of September 30, 2022, the registrant had 25,985,527 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 6,169,774 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$36,591	$34,851
Accounts receivable, net	40,424	35,659
Prepaid expenses and other current assets	15,469	14,184
Total current assets	92,484	84,694
Property and equipment, net	6,277	5,796
Goodwill	21,501	21,501
Acquired intangible assets, net	8,526	10,229
Operating lease right-of-use assets	6,431	7,291
Other assets	28,609	14,096
Total assets	$163,828	$143,607
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,139	$29,599
Accrued expenses and other current liabilities	9,953	13,015
Deferred revenue	1,890	2,096
Operating lease liabilities	2,953	2,696
Total current liabilities	51,935	47,406
Operating lease liabilities, net of current portion	4,233	5,531
Other long-term liabilities	418	5,545
Total liabilities	56,586	58,482
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 25,985,527 shares and 23,544,995 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	26	24
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 6,169,774 and 6,407,678 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	260,818	222,730
Accumulated other comprehensive income (loss)	(41)	10
Accumulated deficit	(153,567)	(137,645)
Total stockholders' equity	107,242	85,125
Total liabilities and stockholders' equity	$163,828	$143,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$103,223	$107,563	$315,819	$316,448
Cost and operating expenses:
Cost of revenue	5,877	5,994	17,920	17,758
Sales and marketing	89,098	92,545	273,102	265,724
Research and development	7,832	9,259	24,273	26,885
General and administrative	7,102	6,731	21,400	18,527
Acquisition-related	(96)	819	(4,767)	1,005
Total cost and operating expenses	109,813	115,348	331,928	329,899
Loss from operations	(6,590)	(7,785)	(16,109)	(13,451)
Other income (expense):
Interest income	113	9	158	33
Other income (expense), net	26	(6)	29	(46)
Total other income (expense), net	139	3	187	(13)
Loss before income taxes	(6,451)	(7,782)	(15,922)	(13,464)
Benefit from income taxes	—	2,510	—	2,510
Net loss	$(6,451)	$(5,272)	$(15,922)	$(10,954)
Net loss per share, basic and diluted	$(0.20)	$(0.18)	$(0.51)	$(0.38)
Weighted average common shares outstanding, basic and diluted	32,008	29,277	31,357	28,871

Comprehensive loss:
Net loss	$(6,451)	$(5,272)	$(15,922)	$(10,954)
Other comprehensive income (loss):
Foreign currency translation adjustment	(32)	(10)	(51)	12
Comprehensive loss	$(6,483)	$(5,282)	$(15,973)	$(10,942)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	23,544,995	$24	6,407,678	$6	$222,730	$10	$(137,645)	$85,125
Private placement of common stock	1,004,016	1	—	—	14,999	—	—	15,000
Issuance of common stock upon exercise of stock options	92,975	—	—	—	558	—	—	558
Net issuance of common stock upon vesting of restricted stock units	307,953	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,464	—	—	7,464
Foreign currency translation adjustment	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(5,715)	(5,715)
Balances at March 31, 2022	24,949,939	25	6,407,678	6	245,751	20	(143,360)	102,442
Issuance of common stock upon exercise of stock options	6,602	1	—	—	49	—	—	50
Net issuance of common stock upon vesting of restricted stock units	342,028	—	—	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	—	—	7,596	—	—	7,596
Transfer of Class B common stock to Class A common stock	237,904	—	(237,904)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(3,756)	(3,756)
Balances at June 30, 2022	25,536,473	26	6,169,774	6	253,345	(9)	(147,116)	106,252
Issuance of common stock upon exercise of stock options	16,401	—	—	—	122	—	—	122
Net issuance of common stock upon vesting of restricted stock units	432,653	—	—	—	136	—	—	136
Stock-based compensation expense	—	—	—	—	7,215	—	—	7,215
Foreign currency translation adjustment	—	—	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	—	—	(6,451)	(6,451)
Balances at September 30, 2022	25,985,527	$26	6,169,774	$6	$260,818	$(41)	$(153,567)	$107,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	20,784,065	$21	7,429,502	$7	$189,172	$(7)	$(118,211)	$70,982
Issuance of common stock upon exercise of stock options	213,317	—	—	—	1,272	—	—	1,272
Net issuance of common stock upon vesting of restricted stock units	332,311	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,520	—	—	7,520
Transfer of Class B common stock to Class A common stock	1,021,824	1	(1,021,824)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(3,801)	(3,801)
Balances at March 31, 2021	22,351,517	22	6,407,678	6	197,964	8	(122,012)	75,988
Issuance of common stock upon exercise of stock options	56,786	—	—	—	452	—	—	452
Net issuance of common stock upon vesting of restricted stock units	260,340	1	—	—	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	7,089	—	—	7,089
Foreign currency translation adjustment	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(1,881)	(1,881)
Balances at June 30, 2021	22,668,643	23	6,407,678	6	205,504	15	(123,893)	81,655
Issuance of common stock upon exercise of stock options	187,386	—	—	—	1,367	—	—	1,367
Net issuance of common stock upon vesting of restricted stock units	300,388	—	—	—	—	—	—	—
Issuance of common stock to settle contingent consideration liability	19,584	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,308	—	—	8,308
Foreign currency translation adjustment	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(5,272)	(5,272)
Balances at September 30, 2021	23,176,001	$23	6,407,678	$6	$215,179	$5	$(129,165)	$86,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,922)	$(10,954)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,326	3,608
Stock-based compensation expense	22,363	22,957
Change in fair value of contingent consideration liabilities	(4,767)	136
Deferred taxes	—	(2,510)
Provision for (recovery of) bad debt	112	(50)
Unrealized foreign currency transaction (gains) losses	(34)	15
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,877)	1,662
Prepaid expenses and other current assets	(1,296)	(941)
Operating lease right-of-use assets	1,951	2,036
Other assets	(14,763)	(1,089)
Accounts payable	7,620	(8,622)
Accrued expenses and other current liabilities	(3,266)	9,815
Deferred revenue	(206)	23
Operating lease liabilities	(2,134)	(2,068)
Other long-term liabilities	—	30
Net cash provided by (used in) operating activities	(10,893)	14,048
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(3,219)	(2,275)
Acquisition of business	—	(15,955)
Net cash used in investing activities	(3,219)	(18,230)
Cash flows from financing activities:
Proceeds from exercise of stock options	730	3,091
Proceeds from private placement of common stock	15,000	—
Tax withholding payments related to net share settlement	(79)	—
Net cash provided by financing activities	15,651	3,091
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(49)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,490	(1,097)
Cash, cash equivalents and restricted cash at beginning of period	35,101	43,120
Cash, cash equivalents and restricted cash at end of period	$36,591	$42,023
Supplemental disclosure of non-cash investing and financing information:
Acquisition of property and equipment included in accounts payable	$27	$47
Operating lease liabilities arising from obtaining right-of-use assets	$1,096	$383
Fair value of contingent consideration in connection with acquisition included in accrued expenses and other long-term liabilities	$—	$3,784
Issuance of Class A common stock in settlement of stock-based compensation liability	$164	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$36,591	$41,773
Restricted cash (included in other assets)	—	250
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$36,591	$42,023

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

In addition, the Company is subject to risks and uncertainties relating to the ongoing coronavirus (“COVID-19”) pandemic. The COVID-19 pandemic has had a significant adverse impact on global commercial activity and has created significant volatility in financial markets. Many governmental authorities implemented travel bans and restrictions, quarantines, shelter-in-place orders, business limitations and shutdowns and other measures to attempt to contain the spread of the virus. Government recommendations and requirements are continuing to change and there remains significant uncertainty as to the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. Work-from-home and other measures have introduced additional operational risks, including cybersecurity risks, and may adversely affect the way the Company and its customers and insurance providers conduct business. The extent to which the COVID-19 pandemic impacts the Company’s workforce, business, financial condition, results of operations and the Company’s use of estimates in preparation of its consolidated financial statements will depend on future developments, which are highly uncertain and cannot be predicted at this time.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $15.9 million for the nine months ended September 30, 2022 and $19.4 million for the year ended December 31, 2021. As of September 30, 2022, the Company had an accumulated deficit of $153.6 million. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements, without considering borrowing availability under the Company’s credit facility.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2021 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2022 and results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021 have been made. The Company’s results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022 or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and the valuation of commissions and accounts receivable, the expensing and capitalization of website and software development costs, goodwill and acquired intangible assets, the contingent consideration liabilities, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. Actual results may differ from those estimates or assumptions. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States and receives commissions from insurance provider customers for insurance policies sold. For the three months ended September 30, 2022, two customers represented 30% and 10%, respectively, of total revenue. For the nine months ended September 30, 2022, two customers represented 21% and 11%, respectively, of total revenue. For the three months ended September 30, 2021, one customer represented 17% of total revenue. For the nine months ended September 30, 2021, one customer represented 18% of total revenue. As of September 30, 2022, one customer accounted for 29% of the accounts receivable and commissions receivable balance. As of December 31, 2021, one customer accounted for 12% of the total accounts and commissions receivable balance.

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

Restricted Cash

As of December 31, 2021, restricted cash consisted of $0.3 million deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. Restricted cash was classified within other assets. The restricted cash was released to the Company in January 2022 and as a result, as of September 30, 2022, the Company no longer maintains a restricted cash balance.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. As of September 30, 2022 and December 31, 2021, the Company’s allowance for credit losses was $0.1 million and less than $0.1 million, respectively. During the three and nine months ended September 30, 2022 and 2021, the Company wrote off an insignificant amount of uncollectible accounts.

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

Commission Revenue

The Company’s commission revenue consists of the estimated constrained lifetime values (the “constrained LTVs”) of commission payments the Company expects to receive from health insurance carriers and auto insurance carriers on the sale of insurance policies to consumers and renewals of such policies. Commission revenue is recognized upon satisfaction of the Company’s performance obligation. The Company considers its performance obligation related to commissions for both the initial policy sale and future renewals of the policy to be satisfied upon submission of the policy application. Therefore, a significant portion of the commission revenue the Company records upon satisfaction of its performance obligation is paid by the Company’s insurance provider customer over a multi-year time frame as policyholders renew and pay the insurance provider for their policies. The current portion of commissions receivable consists of estimated commissions on new policies sold and estimated renewal commissions on policies expected to be renewed within one year, while the non-current portion of commissions receivable are commissions for estimated renewals expected to be renewed beyond one year. Commission revenue represented approximately 9% and 12% of total revenue in the three and nine months ended September 30, 2022, respectively, and less than 10% of total revenue in the three and nine months ended September 30, 2021.

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

Disaggregated Revenue

The Company presents disaggregated revenue from contracts with customers by distribution channel, as the distribution channel impacts the nature and amount of the Company’s revenue, and by vertical market segment. The Company’s direct distribution channel consists of insurance carriers and third-party agents. The Company’s indirect distribution channel consists of insurance aggregators and media networks who purchase referrals with the intent to resell. Revenue generated via the Company’s direct distribution channel is generally higher per referral than revenue generated by the Company’s indirect distribution channels and provides the Company with additional insights and data regarding insurance provider demand and referral performance.

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct channels	85%	89%	86%	90%
Indirect channels	15%	11%	14%	10%
	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Automotive	$88,150	$89,666	$257,200	$260,505
Other	15,073	17,897	58,619	55,943
Total Revenue	$103,223	$107,563	$315,819	$316,448

The Company elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. As of September 30, 2022 and December 31, 2021, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $2.1 million as of December 31, 2021. During the nine months ended September 30, 2022, the Company recognized revenue of $1.5 million that was included in the contract liability balance (deferred revenue) at December 31, 2021. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.

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

The current and non-current portions of commissions receivable are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Commissions receivable, current portion (included in prepaid expenses and other current assets)	$10,215	$9,285
Commissions receivable, non-current portion (included in other assets)	28,159	13,415
	$38,374	$22,700

A portion of the Company’s commissions receivable contract asset was recorded as part of the purchase price allocation for the Company’s two acquisitions (see Note 3). The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three and nine months ended September 30, 2022 or 2021. While the Company is exposed to credit losses due to the non-payment by insurance carriers, it considers the risk of this to be remote.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2022 and 2021, advertising expense totaled $71.4 million and $75.2 million, respectively. During the nine months ended September 30, 2022 and 2021, advertising expense totaled $216.6 million and $219.8 million, respectively.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2022	2021
Options to purchase common stock	1,982,534	1,708,947
Unvested restricted stock units	3,020,882	2,796,380
	5,003,416	4,505,327

The table above does not include shares of Class A common stock issuable upon settlement of contingent consideration for the Company’s two acquisitions (see Note 3). Such shares are also not included in the Company’s calculation of basic or diluted net loss per common share.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with

Customers, as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The amendments in this update are to be applied prospectively to business combinations occurring on or after the effective date. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

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

3. Acquisitions

PolicyFuel

On August 13, 2021, the Company completed the acquisition of Policy Fuel, LLC and its affiliated entities (“PolicyFuel”), a policy-sales-as-a-service provider, with principal offices in Austin and San Antonio, Texas. PolicyFuel operates in the property and casualty insurance industry providing services to enable carriers to complement their own call center operations with access to dedicated advisor teams that focus exclusively on selling that provider’s offerings. This acquisition enabled the Company to expand the range of products the Company offers to carriers and expand the market of the Company’s direct-to-consumer offerings.

The PolicyFuel acquisition was accounted for as a purchase of a business under ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of PolicyFuel were recorded at their respective fair values as of the acquisition date. The purchase consideration of $20.0 million reflected a cash payment of $16.0 million, net of cash acquired, settlement of an outstanding receivable from PolicyFuel of $0.2 million and contingent consideration of $3.8 million, representing the estimated fair value as of the acquisition date of Class A common stock issuable to the former owners of PolicyFuel upon achievement of certain revenue targets over the three years following the acquisition. The former owners of PolicyFuel are eligible to receive shares of Class A common stock upon the achievement (at varying levels) of each of three twelve-month revenue targets. The number of shares that may be issued at maximum performance is based on a total dollar value of $12.9 million; 50% of which would be calculated at the time of issuance by dividing the applicable dollar value by a volume weighted average price per share for a 20-day period preceding the acquisition. These shares are referred to as the “Fixed Shares” and the maximum number of Fixed Shares that may be issued is 199,311. The fair value of such shares to be recorded upon issuance will be based on the number of shares issued multiplied by the market value of the Company’s Class A common stock on the date of issuance. The remaining 50%, or $6.5 million at maximum performance, may be issued as shares of Class A common stock calculated by dividing the applicable dollar value earned by the volume weighted average price per share for a 20-day period preceding each revenue target determination date. These shares are referred to as the “Fixed Dollar Shares” and there is no maximum to the number of shares that may be issued as Fixed Dollar Shares. The fair value of such shares to be recorded upon issuance will be based on the number of shares issued multiplied by the market value of the Company’s Class A common stock on the date of issuance.

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

Commissions receivable were recorded at constrained LTVs and are included in prepaid expenses and other current assets and other assets on the Company’s consolidated balance sheets.

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

The Company recorded an income tax benefit for the year ended December 31, 2021 of $2.5 million related to the release of a portion of its valuation allowance as a result of the acquisition of PolicyFuel. The net deferred tax liability recorded for the PolicyFuel acquisition relates to the intangible assets recognized in purchase accounting, which are non-deductible for tax purposes and result in a deferred tax liability. The net deferred tax liability is a source of income to support the recognition of a portion of the Company’s existing deferred tax assets. Therefore, the Company recorded a tax benefit for the release of a portion of its valuation allowance related to the net deferred tax liability recorded in purchase accounting. The Company maintains a valuation allowance on its overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.

Eversurance

On September 1, 2020, the Company completed the acquisition of Crosspointe Insurance & Financial Services, LLC, a health insurance agency headquartered in Evansville, Indiana. In the third quarter of 2021, the Company changed the name of Crosspointe Insurance & Financial Services, LLC to Eversurance, LLC (“Eversurance”). Eversurance is a sales and decision support contact center that connects consumers to high quality health insurance in a customer-centric environment and serves the individual and family health, Medicare, and ancillary health product markets. This acquisition enabled the Company to accelerate and expand its opportunity in the health insurance market, by providing insurance shoppers with a broader range of health insurance products through access to a greater number of carrier partners, and an improved and more personalized customer buying experience.

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

4. Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,641	$—	$—	$20,641
Liabilities:
Contingent consideration liability associated with acquisition of Eversurance included in accrued expenses and other current liabilities	$—	$—	$400	$400
Contingent consideration liability associated with acquisition of PolicyFuel included in accrued expenses and other current liabilities	—	—	589	589
Contingent consideration liability associated with acquisition of PolicyFuel included in other long-term liabilities	—	—	418	418
	$—	$—	$1,407	$1,407

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,502	$—	$—	$20,502
Liabilities:
Contingent consideration liability associated with acquisition of Eversurance included in other long-term liabilities	$—	$—	$920	$920
Contingent consideration liability associated with acquisition of PolicyFuel included in accrued expenses and other current liabilities	—	—	629	629
Contingent consideration liability associated with acquisition of PolicyFuel included in other long-term liabilities	—	—	4,625	4,625
	$—	$—	$6,174	$6,174

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2022 or 2021.

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

The Company estimates the fair value of the maximum 58,754 shares of Class A common stock issuable as contingent consideration upon achievement of certain Eversurance revenue targets (see Note 3) using probability of achievement of the revenue target (acquisition specific input) and the market value of the Company’s Class A common stock (observable input). The change in fair value of the contingent consideration liability for the three and nine months ended September 30, 2022 was due to the decrease in market value of the Company’s Class A common stock.

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

The following table provides a roll-forward of the aggregate fair values of the Company’s contingent consideration liabilities for which fair value is determined by Level 3 inputs (in thousands):

Contingent
Consideration
Liabilities
Fair value at December 31, 2021	$6,174
Change in fair value of contingent consideration related to Eversurance acquisition	(520)
Change in fair value of contingent consideration related to PolicyFuel acquisition	(4,247)
Fair value at September 30, 2022	$1,407

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

There were no changes to goodwill for the three and nine months ended September 30, 2022.

Acquired intangible assets consisted of the following (in thousands):

		September 30, 2022
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	7.6	$10,200	$(2,972)	$7,228
Developed technology	3	1,700	(642)	1,058
Other identifiable intangible assets	2.8	570	(330)	240
		$12,470	$(3,944)	$8,526

		December 31, 2021
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	7.6	$10,200	$(1,830)	$8,370
Developed technology	3	1,700	(217)	1,483
Other identifiable intangible assets	2.8	570	(194)	376
		$12,470	$(2,241)	$10,229

Future amortization expense of intangible assets as of September 30, 2022 is expected to be as follows (in thousands):

Year Ending December 31,
2022 (remaining three months)	$574
2023	2,001
2024	1,715
2025	960
2026	685
Thereafter	2,591
$8,526

6. Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Commissions receivable, current portion	$10,215	$9,285
Prepaid expenses and other current assets	5,254	4,899
	$15,469	$14,184

Other assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Commissions receivable, non-current portion	$28,159	$13,415
Other assets	450	681
	$28,609	$14,096

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued employee compensation and benefits	$3,117	$4,115
Accrued advertising expenses	2,792	5,669
Other current liabilities	4,044	3,231
	$9,953	$13,015

7. Loan and Security Agreement

On July 15, 2022, the Company executed a Loan and Security Modification Agreement to amend its Loan and Security Agreement (the “2020 Loan Agreement”) with Western Alliance Bank (“Lender”), to increase the revolving line of credit available thereunder from $25.0 million to $35.0 million, to extend the maturity date of the revolving line of credit from August 2022 to July 2025 and to provide the Company access to a term loan of up to $10.0 million. The 2020 Loan Agreement, as amended by the Loan and Security Modification Agreement, is referred to as the Amended Loan Agreement.

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

Borrowings are collateralized by substantially all of the Company’s assets and property. Under the Amended Loan Agreement, the Company has agreed to affirmative and negative covenants to which the Company will remain subject until maturity. The covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Amended Loan Agreement and through December 31, 2023, the Company is required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash held at the Lender and eligible accounts receivable divided by all borrowings outstanding under the Amended Loan Agreement. Commencing December 31, 2023, the company is required to maintain, and test on a quarterly basis, a fixed charge coverage ratio and a leverage ratio. The fixed charge coverage ratio is measured as the Company’s ratio of (i) trailing twelve-month adjusted “EBITDA” (as defined in the Amended Loan Agreement) less capital expenditures, less cash taxes, to (ii) trailing twelve-month interest and principal payments to the Lender, of at least 1.25 to 1.00. The leverage ratio is measured as the ratio of (i) the Company’s outstanding obligations owing to the Lender, to (ii) the Company’s trailing twelve-month adjusted EBITDA (as defined in the Amended Loan Agreement), of not more than 3.00 to 1.00. As of September 30, 2022, the Company was in compliance with these covenants.

As of September 30, 2022, the Company had no amounts outstanding under the revolving line of credit.

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,497,633 shares effective as of January 1, 2022 in accordance with the provisions of the 2018 Plan described above. As of September 30, 2022, 1,676,708 shares remained available for future grant under the 2018 Plan.

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

During the nine months ended September 30, 2022, the Company granted 2,050,314 service-based options and RSUs under the 2018 Plan with an aggregate grant date fair value of $24.4 million.

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

The Company also has outstanding service- and performance-based RSUs granted as Inducement Awards in 2021 that will vest for a variable number of shares of the Company’s Class A common stock upon the achievement (at varying levels) of certain revenue targets measured at twelve-month intervals over the three years following the acquisition. The number of shares to be issued upon achievement of each of the revenue targets is based on a fixed dollar value divided by the volume weighted average price per share of the Company’s Class A common stock for a 20-day period preceding each revenue achievement determination date. The number of shares of Class A common stock that may be issued in settlement of such awards is capped at 173,042, with any remainder being settleable in cash or unregistered shares solely at the Company’s option. Because a variable number of shares will be issued for a fixed dollar amount, the Company has accounted for the obligation to issue such shares as a liability. During the three months ended September 30, 2022, the Company issued 18,834 shares of Class A common stock with a fair value of $0.2 million upon the achievement of the first milestone. As of September 30, 2022, the balance of the liability included in accrued expenses and other current liabilities was zero.

The Company has outstanding 17,030 performance-based RSUs granted in 2021 as Inducement Awards with no service requirement as PolicyFuel contingent consideration. The fair value of this issuance has been included in the fair value of contingent consideration (see Notes 3 and 4). The Company also has outstanding performance-based RSUs issued in 2021 as Inducement Awards as PolicyFuel contingent consideration that will vest for a variable number of shares of the Company’s Class A common stock upon the achievement (at varying levels) of certain revenue targets measured at twelve-month intervals over the three years following the acquisition, but which have no service conditions. The number of shares to be issued upon achievement of each of the revenue targets is based on a fixed dollar amount divided by the volume weighted average price per share of the Company’s Class A common stock for a 20-day period preceding each revenue target determination date. The maximum number of shares of Class A common stock that may be issued as Inducement Awards in settlement of the contingent consideration obligation is capped at 34,060, with any remainder being settleable in cash or unregistered shares solely at the Company’s option. The fair value of such awards has been included in the fair value of contingent consideration (see Notes 3 and 4).

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$67	$108	$221	$282
Sales and marketing	2,461	3,366	8,635	9,216
Research and development	2,687	2,692	7,748	7,340
General and administrative	2,018	2,182	5,759	6,119
	$7,233	$8,348	$22,363	$22,957

Stock-based compensation expense for the three and nine months ended September 30, 2022 included a total of $0.2 million and $0.7 million, respectively, related to unvested RSUs and option awards with performance-based vesting conditions, including options with performance- and market-based vesting conditions, for which the performance-based condition has not yet been achieved but has been deemed probable of being achieved. As of September 30, 2022, unrecognized compensation expense for RSUs and option awards with service-based vesting conditions and RSUs and option awards with performance-based vesting conditions either achieved or deemed probable of being achieved was $40.8 million, which is expected to be recognized over a weighted average period of 2.7 years. Additionally, the Company had unrecognized compensation expense of $1.2 million related to unvested awards with performance-based vesting conditions, which have not been deemed probable and unrecognized compensation expense of $2.1 million related to the fixed dollar, variable number of shares portion of the Inducement Awards with performance-based vesting conditions that have not been deemed probable.

9. Commitments and Contingencies

Leases

The Company leases office space under various non-cancelable operating leases. There have been no material changes to the Company’s leases during the three or nine months ended September 30, 2022. For additional information, please read Note 12, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Through September 30, 2022, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2022 and December 31, 2021.

Legal Proceedings and Other Contingencies

The Company was contacted by a representative from a state tax assessor’s office requesting remittance of uncollected sales taxes. The state tax assessor’s office has completed its audit for the period under review with no additional taxes due.

The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of its business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s consolidated results of operations or financial condition.

10. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.2 million during each of the three months ended September 30, 2022 and 2021, and contributed $0.7 million during each of the nine months ended September 30, 2022 and 2021.

11. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended September 30, 2022 and 2021, the Company recorded expense of $2.8 million and $0.8 million, respectively, related to these arrangements. During the three months ended September 30, 2022 and 2021, the Company paid $3.4 million and $1.1 million, respectively, related to these arrangements. During the nine months ended September 30, 2022 and 2021, the Company recorded expense of $6.2 million and $2.7 million, respectively, related to these arrangements. During the nine months ended September 30, 2022 and 2021, the Company paid $5.5 million and $2.9 million, respectively, related to these arrangements. As of September 30, 2022, and December 31, 2021, amounts due to related-party affiliates totaled $1.0 million and $0.3 million, respectively, which were included in accounts payable on the condensed consolidated balance sheets.

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

In the three months ended September 30, 2022 and 2021, our total revenue was $103.2 million and $107.6 million, respectively, representing year-over-year decrease of 4.0%. We had net losses of $6.5 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively, and had $2.0 million and $2.7 million in adjusted EBITDA for the three months ended September 30, 2022 and 2021, respectively. In the nine months ended September 30, 2022 and 2021, our total revenue was $315.8 million and $316.4 million, respectively, representing year-over-year decrease of 0.2%. We had net losses of $15.9 million and $11.0 million for the nine months ended September 30, 2022 and 2021, respectively, and had $5.8 million and $14.1 million in adjusted EBITDA for the nine months ended September 30, 2022 and 2021, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

COVID-19

The COVID-19 pandemic has had a significant adverse impact on global commercial activity and has created significant volatility in financial markets. Many governmental authorities implemented travel bans and restrictions, quarantines, shelter-in-place orders, business limitations and shutdowns and other measures to attempt to contain the spread of the virus. Government recommendations and requirements are continuing to change and there remains significant uncertainty as to the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to these uncertainties, our compliance with measures to contain the spread of the virus has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers and consumer traffic to our marketplace for an indefinite period of time. For example, we believe that immediately after shelter-in-place orders went into effect consumers performed fewer searches for insurance online. To support the health and well-being of our employees, customers, partners and communities, a majority of our employees continue to work remotely, however our offices are open for use. While such disruptions have not had a material adverse impact on our financial results through September 30, 2022, such disruptions may impact consumer insurance shopping behavior. We continue to monitor and are managing our operations for the ongoing impact of COVID-19.

Factors Affecting Our Performance

We believe that our performance and future growth depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”

Auto insurance industry risk

We derive a significant portion of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. For example, in 2016, the U.S. commercial auto insurance industry experienced its worst underwriting performance in 15 years, with higher loss ratios that were driven by both adverse claim severity and frequency trends. As a result, our auto insurance carrier customers reduced marketing spend and cost per sale targets the following year, ultimately impacting our revenue growth in the auto insurance vertical in 2017. More recently, and specifically starting in the third quarter of 2021, the auto insurance industry has experienced similar challenges, which is impacting our financial performance in the auto insurance vertical. Auto insurance carriers experienced a sudden rise in the severity of claims caused by inflationary increases in the cost to repair and replace vehicles and settle medical and injury claims. The increase in claims severity has reduced underwriting performance for auto insurance carriers, causing them to implement policy premiums increases and reduce spending on new customer acquisition. The reductions in new customer acquisition spending by auto insurance carriers has had a negative impact on the pricing and demand for consumer referrals in our marketplace. The state of the auto insurance market remains dynamic. In August 2022, we began to see the first major carrier return to more normalized historical spending patterns. However, Hurricane Ian, which made landfall in Florida in September 2022, has put incremental, downward pressure on carrier marketing spend. We believe this trend will continue in the near term and could be prolonged by further cost inflation, claim severity and frequency, or insufficient policy premium increases.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, acquisition-related costs, one-time severance charges, interest income and the provision for (benefit from) income taxes. Adjusted EBITDA is a non-GAAP financial measure that we present in this Quarterly Report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, Adjusted EBITDA may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non-GAAP Financial Measure”.

Variable Marketing Margin

We define variable marketing margin, or VMM, as revenue, as reported in our consolidated statements of operations and comprehensive loss, less advertising costs (a component of sales and marketing expense, as reported in our consolidated statements of operations and comprehensive loss). We use VMM to measure the efficiency of individual advertising and consumer acquisition sources and to make trade-off decisions to manage our return on advertising. We do not use VMM as a measure of profitability.

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

We also generate revenue from commissions paid to us by insurance carriers for the sale of policies, primarily in our health and automotive verticals. Commission revenue represented approximately 9% and 12% of total revenue in the three and nine months ended September 30, 2022, respectively, and less than 10% of total revenue in the three and nine months ended September 30, 2021. Commission revenue is recognized upon satisfaction of our performance obligation, which we consider to be submission of the policy application to the insurance carrier. We recognize revenue based on our constrained estimate of commission payments we expect to receive over the lifetime of the policies sold, which we refer to as constrained lifetime values, or constrained LTVs, of commission payments.

For the periods presented, our total revenue consisted of revenue generated from our automotive and other insurance verticals, which includes home and renters, life and health insurance verticals, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Automotive	$88,150	$89,666	$257,200	$260,505
Other	15,073	17,897	58,619	55,943
Total Revenue	$103,223	$107,563	$315,819	$316,448

We expect revenue to decrease from the third quarter to the fourth quarter of 2022 as we anticipate increases in commission revenue to be more than offset by decreases in referral revenue in our automotive vertical as a result of challenges in the automotive insurance industry described above. We expect revenue to fluctuate from quarter to quarter and, in particular, for our commission revenue to be impacted by the open enrollment period and annual enrollment period in our health vertical.

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

Research and Development

Research and development expense consists primarily of personnel-related costs for software development and product management. We have focused our research and development efforts on improving ease of use and functionality of our existing marketplace platform and developing new offerings and internal tools. We primarily expense research and development costs. Direct development costs related to software enhancements that add functionality are capitalized and amortized as a component of cost of revenue. We expect that research and development expense will increase as we continue to enhance and expand our platform technology.

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

Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(6,451)	$(5,272)	$(15,922)	$(10,954)
Stock-based compensation	7,233	8,348	22,363	22,957
Depreciation and amortization	1,410	1,298	4,326	3,608
Acquisition-related	(96)	819	(4,767)	1,005
Interest income	(113)	(9)	(158)	(33)
Benefit from income taxes	—	(2,510)	—	(2,510)
Adjusted EBITDA	$1,983	$2,674	$5,842	$14,073

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following tables set forth our results of operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Statement of Operations Data:
Revenue(1)	$103,223	$107,563	$315,819	$316,448
Cost and operating expenses(2):
Cost of revenue	5,877	5,994	17,920	17,758
Sales and marketing	89,098	92,545	273,102	265,724
Research and development	7,832	9,259	24,273	26,885
General and administrative	7,102	6,731	21,400	18,527
Acquisition-related	(96)	819	(4,767)	1,005
Total cost and operating expenses	109,813	115,348	331,928	329,899
Loss from operations	(6,590)	(7,785)	(16,109)	(13,451)
Other income (expense):
Interest income	113	9	158	33
Other income (expense), net	26	(6)	29	(46)
Total other income (expense), net	139	3	187	(13)
Loss before income taxes	(6,451)	(7,782)	(15,922)	(13,464)
Benefit from income taxes	—	2,510	—	2,510
Net loss	$(6,451)	$(5,272)	$(15,922)	$(10,954)
Other Financial and Operational Data:
Variable marketing margin	$31,844	$32,401	$99,199	$96,669
Adjusted EBITDA(3)	$1,983	$2,674	$5,842	$14,073

(1)  Comprised of revenue from the following distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct channels	85%	89%	86%	90%
Indirect channels	15%	11%	14%	10%
	100%	100%	100%	100%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue	$67	$108	$221	$282
Sales and marketing	2,461	3,366	8,635	9,216
Research and development	2,687	2,692	7,748	7,340
General and administrative	2,018	2,182	5,759	6,119
	$7,233	$8,348	$22,363	$22,957

(3) See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Revenue:

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$103,223	$107,563	$(4,340)	-4.0%

Revenue decreased by $4.3 million from $107.6 million for the three months ended September 30, 2021 to $103.2 million for the three months ended September 30, 2022. The decrease in revenue was due to a decrease of $1.5 million in revenue from our automotive vertical and a decrease of $2.8 million in our other insurance verticals. The decrease in revenue from our automotive vertical was primarily due to a decrease in carrier spend for referrals of $5.2 million, partially offset by an increase of $3.7 million in commission revenue. The decrease in revenue from our other insurance verticals was due to a decrease in carrier spend for referrals of $4.3 million, partially offset by an increase of $1.5 million in commission revenue.

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$315,819	$316,448	$(629)	-0.2%

Revenue decreased by $0.6 million from $316.4 million for the nine months ended September 30, 2021 to $315.8 million for the nine months ended September 30, 2022. The decrease in revenue was due to a decrease of $3.3 million in revenue from our automotive vertical, partially offset by an increase of $2.7 million in our other insurance verticals. The decrease in revenue from our automotive vertical was primarily due to a decrease in carrier spend for referrals of $17.9 million, partially offset by an increase of $14.6 million in commission revenue. The increase in revenue from our other insurance verticals was due to an increase of $12.9 million in commission revenue, partially offset by a decrease in carrier spend for referrals of $10.2 million.

Cost of Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$5,877	$5,994	$(117)	-2.0%
Percentage of revenue	5.7%	5.6%

Cost of revenue decreased by $0.1 million from $6.0 million for the three months ended September 30, 2021 to $5.9 million for the three months ended September 30, 2022. Cost of revenue decreased primarily due to a decrease in third-party call center costs of $0.3 million as a result of shifting call referrals from third-party call centers to employees. Hosting costs also decreased by $0.2 million. These decreases were partially offset by increased personnel-related costs of $0.4 million.

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$17,920	$17,758	$162	0.9%
Percentage of revenue	5.7%	5.6%

Cost of revenue increased by $0.2 million from $17.8 million for the nine months ended September 30, 2021 to $17.9 million for the nine months ended September 30, 2022. Cost of revenue increased primarily due to increased personnel-related costs of $0.8 million, increased amortization of intangible assets of $0.3 million, increased third-party call center costs of $0.2 million related to volume increases of call referrals, partially offset by decreases due to shifting call referrals to employees. These increases were partially offset by decreases in technical services costs of $0.8 million and hosting costs of $0.5 million.

Sales and Marketing

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing expense	$89,098	$92,545	$(3,447)	-3.7%
Percentage of revenue	86.3%	86.0%

Sales and marketing expense decreased by $3.4 million from $92.5 million for the three months ended September 30, 2021 to $89.1 million for the three months ended September 30, 2022. The decrease in sales and marketing expense was primarily due to a decrease in advertising costs of $3.8 million.

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing expense	$273,102	$265,724	$7,378	2.8%
Percentage of revenue	86.5%	84.0%

Sales and marketing expense increased by $7.4 million from $265.7 million for the nine months ended September 30, 2021 to $273.1 million for the nine months ended September 30, 2022. The increase in sales and marketing expense was primarily due to an increase in personnel-related costs of $7.9 million and office and occupancy costs of $0.5 million primarily due to increases in hiring DTC agents and operating additional DTC sales offices. Referral verification services and license fees related to DTC also increased by $0.8 million and $0.7 million, respectively. These increases were partially offset by a decrease in advertising costs of $3.2 million.

Research and Development

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development expense	$7,832	$9,259	$(1,427)	-15.4%
Percentage of revenue	7.6%	8.6%

Research and development expense decreased by $1.4 million from $9.3 million for the three months ended September 30, 2021 to $7.8 million for the three months ended September 30, 2022. The decrease in research and development expense was primarily due to a decrease in personnel-related costs of $1.5 million, partially offset by an increase in technology services of $0.2 million.

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development expense	$24,273	$26,885	$(2,612)	-9.7%
Percentage of revenue	7.7%	8.5%

Research and development expense decreased by $2.6 million from $26.9 million for the nine months ended September 30, 2021 to $24.3 million for the nine months ended September 30, 2022. The decrease in research and development expense was primarily due to a decrease in personnel-related costs of $2.7 million and a decrease in consulting costs of $0.4 million, partially offset by an increase in technology services of $0.8 million.

General and Administrative

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative expense	$7,102	$6,731	$371	5.5%
Percentage of revenue	6.9%	6.3%

General and administrative expenses increased by $0.4 million from $6.7 million for the three months ended September 30, 2021 to $7.1 million for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily due to an increase in consulting costs of $0.3 million.

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative expense	$21,400	$18,527	$2,873	15.5%
Percentage of revenue	6.8%	5.9%

General and administrative expenses increased by $2.9 million from $18.5 million for the nine months ended September 30, 2021 to $21.4 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $1.2 million, an increase in consulting fees of $0.7 million and an increase in credit card fees of $0.2 million. Travel costs also increased by $0.2 million as travel levels increased.

Acquisition-related

Acquisition-related costs for the three and nine months ended September 30, 2022 solely consisted of the change in fair value of our contingent consideration liabilities recorded as the result of our acquisitions. We recorded a credit to acquisition-related costs for the three and nine months ended September 30, 2022 of $0.1 million and $4.8 million, respectively, related to the decrease in the fair value of our contingent consideration liability. The decrease was related to our future revenue forecasts and to a lesser extent, change in market value of our Class A common stock. Acquisition-related costs for the three and nine months ended September 30, 2021 included expenses associated with third-party professional services utilized of $0.4 million and $0.9 million, respectively, and the change in fair value of our contingent consideration liabilities, which resulted in a credit to acquisition-related costs of $0.4 million and $0.1 million, respectively.

Other Income (Expense)

Other expense, net was not significant for either of the three and nine months ended September 30, 2022 or 2021.

Benefit from income taxes

We recorded an income tax benefit of $2.5 million for the three and nine months ended September 30, 2021 due to the release of a portion of our valuation allowance as a result of the PolicyFuel acquisition. The net deferred tax liability recorded for the PolicyFuel acquisition primarily relates to the intangible assets recognized in purchase accounting which are non-deductible for tax purposes and result in a deferred tax liability. The net deferred tax liability is a source of income to support the recognition of a portion of our existing deferred tax assets. Therefore, we recorded a discrete tax benefit for the release of a portion of our valuation allowance related to the net deferred tax liability recorded in purchase accounting. We maintain a valuation allowance on our overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.

Variable Marketing Margin

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$103,223	$107,563	$(4,340)	-4.0%
Less: total advertising expense (a component of sales and marketing expense)	71,379	75,162
Variable marketing margin	$31,844	$32,401	$(557)	-1.7%
Percentage of revenue	30.8%	30.1%

The decrease in variable marketing margin was due primarily to decreases in referral revenue in our automotive vertical.

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$315,819	$316,448	$(629)	-0.2%
Less: total advertising expense (a component of sales and marketing expense)	216,620	219,779
Variable marketing margin	$99,199	$96,669	$2,530	2.6%
Percentage of revenue	31.4%	30.5%

The increase in variable marketing margin was due primarily to growth in commissions revenue and decreased advertising spend.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of $36.6 million as of September 30, 2022 and availability of up to $45.0 million under our revolving line of credit and term loan, each of which were amended in July 2022. On July 15, 2022, we entered into the Loan and Security Modification Agreement, which amended our existing Loan and Security Agreement, or the 2020 Loan Agreement, with Western Alliance Bank, or the Lender, to extend the maturity date of the revolving line of credit to July 15, 2025, to increase the revolving line of credit available thereunder from $25.0 million to $35.0 million, and to provide us with access to a term loan of up to $10.0 million. We refer to the 2020 Loan Agreement, as amended by the Loan and Security Modification Agreement, as the Amended Loan Agreement.

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

Borrowings are collateralized by substantially all of our assets and property. Under the Amended Loan Agreement, we agreed to affirmative and negative covenants to which we will remain subject until maturity. The covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Amended Loan Agreement and through December 31, 2023, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash held at the Lender and eligible accounts receivable divided by all borrowings outstanding under the Amended Loan Agreement. Commencing December 31, 2023, we are required to maintain, and test on a quarterly basis, a fixed charge coverage ratio and a leverage ratio. The fixed charge coverage ratio is measured as the ratio of (i) our trailing twelve-month adjusted “EBITDA” (as defined in the Amended Loan Agreement) less capital expenditures, less cash taxes, to (ii) our trailing twelve-month interest and principal payments to the Lender, of at least 1.25 to 1.00. The leverage ratio is measured as the ratio of (i) our outstanding obligations owing to the Lender, to (ii) our trailing twelve-month adjusted EBITDA (as defined in the Amended Loan Agreement), of not more than 3.00 to 1.00. As of September 30, 2022, we were in compliance with these covenants.

Since our inception, we have incurred operating losses and may continue to incur losses in the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase substantially in the near term as we continue to expand our DTC agency, hire additional employees and improve our technology and infrastructure capabilities. Additionally, a significant portion of the commission revenue we record will be collected over a multi-year time frame as policyholders renew their policies, and we are paid commissions on those renewals. As of September 30, 2022, $28.2 million of our $38.4 million commissions receivable contract asset was classified as long-term. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without considering the borrowing availability under our credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, the expansion of sales and marketing activities, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(10,893)	$14,048
Net cash used in investing activities	(3,219)	(18,230)
Net cash provided by financing activities	15,651	3,091
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(49)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,490	$(1,097)

Net cash provided by operating activities

Operating activities used $10.9 million during the nine months ended September 30, 2022 primarily resulting from our net loss of $15.9 million and net cash used by changes in our operating assets and liabilities of $17.0 million, partially offset by net non-cash charges of $22.0 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $14.8 million increase in other assets and a $4.9 million increase in accounts receivable, partially offset by a net $4.4 million increase in accounts payable and accrued expenses and other current liabilities. Operating activities provided $14.0 million during the nine months ended September 30, 2021 primarily resulting from the offset of net non-cash charges of $24.2 million to our net loss of $11.0 million and net cash provided by changes in our operating assets and liabilities of $0.8 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $1.7 million decrease in accounts receivable and an aggregate $1.2 million increase in accounts payable and accrued expenses and other current liabilities.

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

Net cash used in investing activities

Net cash used in investing activities was $3.2 million and $18.2 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 included the acquisition of property and equipment, which included the capitalization of certain software development costs. During the nine months ended September 30, 2022 and 2021, we capitalized $2.5 million and $1.7 million, respectively, of software development costs. Net cash used in investing activities for the nine months ended September 30, 2021 included cash paid of $16.0 million to purchase PolicyFuel.

Net cash provided by financing activities

During the nine months ended September 30, 2022 and 2021, net cash provided by financing activities was $15.7 million and $3.1 million, respectively. Net cash provided by financing activities during the nine months ended September 30, 2022 consisted of $15.0 million of proceeds from the issuance and sale of shares of common stock in a private placement with Recognition Capital, LLC, an entity which is owned and controlled by David Blundin, Chairman of the Board of Directors and co-founder of the Company, and $0.7 million from the exercise of common stock options. Net cash provided by financing activities during the nine months ended September 30, 2021 consisted of proceeds of $3.1 million received from the exercise of common stock options.

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
•
valuation of contingent consideration;
•
revenue recognition and the valuation of commissions and accounts receivable; and
•
stock-based compensation expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a credit agreement that provides us with credit at a floating rate of interest. As of September 30, 2022, we had no outstanding borrowings under our credit facility and therefore no material exposure to fluctuations in interest rates.

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

Remediation Plan

We and our board of directors are committed to maintaining a strong internal control environment. Management, with the oversight of the audit committee of our board of directors, has evaluated the material weaknesses described above and designed a remediation plan to address the material weaknesses and enhance our internal controls. Management is in the process of executing this remediation plan. We have updated our internal controls to remediate our control deficiencies by designing and implementing controls during the three months ended September 30, 2022 to mitigate the risks previously not addressed in our control environment. These remediation measures include designing and implementing controls over the provisioning and monitoring of user access rights and privileges, program change management, and completeness and accuracy of data utilized in revenue calculations.

We believe these enhancements will allow us to remediate our control deficiencies in a sustained manner. Management is committed to successfully implementing the remediation plan and has begun testing the operating effectiveness of the controls designed and implemented to remediate the material weaknesses. Based on procedures performed through the date of this filing, we expect the material weaknesses to be remediated as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has had a significant adverse impact on global commercial activity and has created significant volatility in financial markets. Many governmental authorities implemented travel bans and restrictions, quarantines, shelter-in-place orders, business limitations and shutdowns and other measures to attempt to contain the spread of the virus. Government recommendations and requirements are continuing to change and there remains significant uncertainty as to the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. As a result, we are unable to accurately predict the full impact that COVID-19 will have on our insurance provider customers or our users, or on our results from operations, financial condition, liquidity and cash flows. The impact of the COVID-19 pandemic could also exacerbate other risks discussed in this Risk Factors section and this report, which could in turn have a material adverse effect on us.

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

Sales to Progressive Casualty Insurance Company accounted for 21% of our revenue for the nine months ended September 30, 2022 and 16% of our revenue for the year ended December 31, 2021. Sales to State Farm Mutual Automobile Insurance Company accounted for 11% of our revenue for the nine months ended September 30, 2022 and less than 10% of our revenue for the year ended December 31, 2021. These customers made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that these customers will continue to purchase from us at their historical levels or at all. If these customers were to reduce their level of purchases from us or discontinue their relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

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

A substantial majority of the referrals made through our marketplace are for automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 81% of our total revenue for the nine months ended September 30, 2022 and 79% of our total revenue for the year ended December 31, 2021. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. For example, starting in late 2021 and continuing into 2022, many auto insurance carriers experienced larger than expected loss-ratios which continues to result in a decreasing spend in our marketplace. While we began to see the first major carrier return to more normalized historical spending patterns in August 2022, Hurricane Ian, which made landfall in Florida in September 2022, has put incremental, downward pressure on carrier marketing spend. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. Similarly, we believe that current shortages of semiconductor chips for new car production, as well as the availability of automotive parts used in car repair, is resulting in higher insurance claims losses and increasing insurance carrier loss ratios.

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

In addition, we plan to further expand our marketing efforts in offline channels such as television and radio. We face significant competition in marketing on offline channels, including from competitors and insurance carriers who may have significantly greater resources and brand recognition than we do. If we fail to expand our marketing efforts in offline channels or to market ourselves successfully on such channels, we may not experience the increases in consumer traffic and the increased referral and advertising revenue necessary to grow our business, which could have a material adverse effect on our results of operations and financial results.

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

Cybersecurity risks have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to exchange information and conduct transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. We have been subject to, and are likely to continue to be the target of, cyberattacks. These cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, improper access by employees or third-party partners or other security breaches that have or could in the future result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our confidential, proprietary and other information, confidential and other information concerning employees or consumers, or otherwise materially disrupt our or our other third-party partners' network access or business operations. We also have employees and contractors that are located outside of the United States. These individuals may be at greater risk of cyberattacks, and we may not be able to successfully secure our data.

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

In May 2021, CMS changed its process for the submission and approval of marketing materials related to Medicare Advantage and Medicare Part D prescription drug plans. The practical application of the previous process allowed for a lead carrier to handle most of the review and filing of Medicare plan marketing materials with CMS. The new process requires each carrier to approve of each filed marketing material and has resulted in a more complicated and time-consuming process to get our marketing material filed with CMS and through the process with carriers. In October 2021, CMS issued a letter reiterating that certain types of marketing materials, including certain generic marketing materials that refer to the benefits or costs of Medicare Advantage or Medicare Part D prescription drug plans but that do not specifically mention a health insurance carrier's name or a specific plan, must be filed with CMS. As a result, we now submit to each Medicare Advantage and Medicare Part D prescription drug plan carrier with which we have a relationship a significantly larger number of marketing materials than we have in the past. We may not be able to use certain of our marketing materials and implement our marketing programs effectively if CMS or a health insurance carrier has comments or disapproves of our marketing materials. If we do not timely file the additional marketing materials with CMS or if health insurance carriers do not adapt to the new CMS requirements or increase the efficiency with which they review our marketing material, it could harm our sales and also harm our ability to efficiently change and implement new or existing marketing material, including call center scripts and our websites, which could harm our business, operating results and financial condition. If we or our marketing partners are not successful in timely receiving health insurance carrier or CMS approval of our marketing materials, we could be prevented from implementing our Medicare marketing and sales initiatives, which could harm our business, operating results and financial conditions, particularly if such delay or non-compliance occurs during the Medicare annual enrollment period or the Medicare Advantage open enrollment period.

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

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $63.44 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through September 30, 2022. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 77% of the voting power of our capital stock as of September 30, 2022; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held approximately 76% of the voting power of our capital stock as of that date. This concentration of voting power will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 77% of the voting power of our capital stock as of September 30, 2022; and Link Ventures, directly or through a voting agreement pursuant to which Tomas Revesz and the heirs and estate of Seth Birnbaum are obligated to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 76% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.

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

In addition to our outstanding Class A common stock, as of September 30, 2022, there were 1,409,774 shares of Class A common stock subject to outstanding options, 572,760 shares of either Class A common stock or Class B common stock subject to outstanding options, 3,020,882 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 1,676,708 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 15,949,000 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of September 30, 2022, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.

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

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery or (4) any action asserting a claim governed by the internal affairs doctrine. Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act. In Salzberg v. Sciabacucchi, No. 346, 2019 (Del. Mar. 18, 2020), the Delaware Supreme Court, reversing the Delaware Court of Chancery held that such federal forum selection provisions are “facially valid” under Delaware law, although there is uncertainty as to whether courts in other states will enforce these provisions and we may incur additional costs of litigation should such enforceability be challenged. Neither of these choice of forum provisions would affect suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the rules and regulations thereunder, jurisdiction over which is exclusively vested by statute in U.S. federal courts, or any other claim for which U.S. federal courts have exclusive jurisdiction. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly as we are no longer an emerging growth company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have in the past hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no shares of equity securities sold or issued, or options granted, by us during the nine months ended September 30, 2022 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from July 1, 2022 to September 30, 2022.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Loan and Security Modification Agreement, dated July 15, 2022, by and between EverQuote, Inc. and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 19, 2022)

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

EVERQUOTE, INC.

Date: November 3, 2022	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ John Wagner
John Wagner Chief Financial Officer and Treasurer (Principal Financial Officer)