Form 10-K
period 2022-12-31
EverQuote, Inc.
filed 2023-02-27
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of the registrant’s Class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2022, the aggregate market value of its Class A common stock and Class B common stock (based on a closing price of $8.84 per share on June 30, 2022 as reported on the Nasdaq Global Market) held by non-affiliates was approximately $174.6 million.

As of January 31, 2023, the registrant had 26,997,046 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 5,609,774 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We operate a leading online marketplace for insurance shopping, connecting consumers with insurance providers. Our mission is to empower insurance shoppers to better protect life’s most important assets—their family, health, property, and future. Our vision is to become the largest online source of insurance policies by using data, technology and knowledgeable advisors to make insurance simpler, more affordable and personalized, ultimately reducing cost and risk. Our results-driven marketplace, powered by our proprietary data and technology platform, is reshaping the insurance shopping experience for consumers and improving the way insurance providers attract and connect with consumers shopping for insurance.

Finding the right insurance product is often challenging for consumers, who face limited online options, complex, variable and opaque pricing, and myriad coverage configurations. We present consumers with a single starting point for a comprehensive and cost-effective insurance shopping experience. Our marketplace reduces the time consumers spend searching across multiple sites by delivering broader and more relevant results than consumers may find on their own. In addition to our marketplace, we operate a direct to consumer, or DTC, insurance agency. Our DTC agents bind policies for consumers, further streamlining the consumer shopping experience. Our services are free for consumers, and we derive our revenue from sales of consumer referrals to insurance providers and directly from commissions on sales of policies.

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

Industry Overview

Insurance is one of the largest segments of the United States economy and is highly fragmented with over 2,500 insurance carriers and over 100,000 insurance agencies, which collectively issued policies representing over $2 trillion in premiums in 2021. To capture new policies and retain existing customers, U.S. insurance carriers spent $171 billion in 2021 on marketing and distribution, including $10.5 billion in digital advertising, based on data from S&P Global Market Intelligence, Insider Intelligence, Inc., and our own estimates.

Market Opportunity

The challenges faced in the $171 billion insurance sales, marketing and distribution market create a significant opportunity for companies that can efficiently align consumers and providers. These challenges include:

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

Breadth and scale of our distribution. Over the past decade, we have cultivated relationships with a broad range of insurance provider partners and currently have over 100 carriers participating in our marketplace either directly or via our network of approximately 8,000 agents as well as our own DTC agents. We believe that the breadth of our coverage provides a significant benefit to our consumers and is a key competitive advantage, particularly in our largest vertical of auto insurance where significantly all of the top carriers participate in our marketplace.

Agent workforce. Starting with our acquisitions of Crosspointe Insurance & Financial Services, LLC, which we later renamed Eversurance, and Policy Fuel, LLC and its affiliated entities, or PolicyFuel, we significantly expanded the number of DTC agents on our platform. These agents allow us to directly offer insurance products to consumers, more efficiently serve insurance shoppers with a personalized experience and contribute to our data insight.

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

Diversified business model. Our marketplace operates in several insurance markets including auto, home and renters, life and health, which provides an opportunity to diversify our revenue base and expand our potential growth opportunities. Additionally, by operating in several verticals we can lessen our exposure to negative impacts in any one of these markets and through the expansion of our DTC agency offerings, we are able to generate revenue from carrier commissions, primarily from the sales of health and auto policies.

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

Despite the high costs, saturation and lower overall conversion rates associated with traditional advertising channels, such as television, radio and billboards, insurance carriers still allocate a significant portion of their advertising budgets towards these channels. We have achieved over $400 million in annual revenue while capturing only a small fraction of insurance marketing spend in aggregate and at an individual provider level.

Expand and deepen consumer engagement. We continuously leverage our data assets and growing consumer volume to conduct test-driven product development. We actively innovate with new consumer offerings and enhanced user experience to deepen consumer engagement. Our goal is to provide broader and more meaningful consumer experiences, leading to increased return visits, and higher frequency of interaction, which we believe will result in greater revenue per user. With our DTC agency offerings, we have expanded our opportunity to directly connect with insurance shoppers. We believe that our DTC agency experience enables us to deepen consumer-provider engagement by creating a more personalized and streamlined end-to-end consumer shopping journey, with enhanced product selection and less friction from arrival to policy sale.

Enhance our brand awareness. We believe we have significant long-term opportunities to increase our brand awareness. Historically, our marketing efforts have been focused on algorithmic consumer acquisition rather than brand marketing. We plan to further expand our marketing channels to drive greater brand recognition and attract a broader consumer audience.

Expand our platform. We regularly evaluate new products and services that we believe will attract more consumers, and deepen our consumer and insurance provider engagement, which we believe will result in enhanced monetization. In 2020, we launched our DTC agency offerings in our life vertical and, in our health insurance vertical through our acquisition of Eversurance, a specialized health insurance agency. In 2021, we launched our DTC agency offering in our automotive vertical through our acquisition of PolicyFuel, a policy-sales-as-a-service provider that enabled carriers to complement their own call center operations with access to dedicated advisor teams focused exclusively on selling that carrier’s offerings. By expanding the range of products we offer to carriers and expanding our DTC offerings into new markets, we have been able to generate additional revenue. We also plan to continue to invest in the growth of our non-auto insurance verticals and expect to expand these areas by leveraging our customer acquisition capabilities, proprietary technology and data assets to attract consumers and build distribution. In addition, we may selectively look for opportunities to expand into additional non-auto insurance verticals beyond those currently in our marketplace, through either organic development or acquisition.

We believe there are additional opportunities to grow our business, such as expanding internationally and launching non-insurance financial service offerings.

Technology and Infrastructure

Our technology platform combines internally developed, third-party and open-source software. This combination allows for rapid development and release of high-performance technology solutions in a cost-effective and scalable manner. Our websites and supporting services, as well as our development and test environments, are hosted across industry-standard cloud providers such as Amazon Web Services and Google Cloud Platform. We use content delivery network solutions for fast, local access to our products. We use network, website, service and hardware-level monitoring, coupled with remote-content monitoring, to maintain a high level of uptime and availability for our systems with high-performance delivery.

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

Consumer marketing. Our marketplace acquires consumers through both online and offline marketing efforts. Our online marketing efforts include search engines, display advertising, social media, email and content-based online advertising. Our online marketing also includes acquiring consumers that complete a quote request with one of our verified partners. Offline marketing efforts include non-company branded television campaigns and consumer calls placed directly to a call center operated by us, by one of our verified partners, or by an insurance agent. Our consumer marketing strategies are algorithmic and performance-based, leveraging our team of analysts, data scientists and engineers, along with our data assets and technology. We have built technology to automate our algorithmic traffic acquisition across multiple online advertising platforms. Our technology serves millions of advertising impressions per day across hundreds of acquisition sources in a diversified strategy including search, display, social, email and video, with no single acquisition partner accounting for more than 13% of quote requests. We believe the combination of our talent, data and technology provides us with competitive advantages in acquiring more consumers as we continue to scale our business.

Direct-to-consumer sales. Our DTC agency is a data-driven, sales and decision support contact center that assists consumers in reviewing and purchasing health and life insurance in a customer centric environment. We also operate as a policy-sales-as-a-service provider in our automotive vertical. This enables carriers to complement their own call center operations with access to our DTC agents that focus exclusively on selling that carrier’s offerings.

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

Our Customers

Our insurance provider customers include:

•
Carriers: Insurance carriers write auto, home and renters, life, and/or health insurance policies for consumers either directly and/or through agents. Our marketplace consists of an extensive network of national and regional carriers as well as technology enabled start-ups. We plan to continue to grow both the number of carriers participating in our marketplace and the level of participation from each carrier. We also receive commissions from our insurance carrier customers for policies sold by our own DTC agents. Our two largest customers, Progressive Casualty Insurance Company and State Farm Mutual Automobile Insurance Company, together accounted for 32% of our total revenue for the year ended December 31, 2022.
•
Third-party Agents: Insurance agents deliver auto, home and renters, life, and/or health insurance to consumers on behalf of one or more carriers. As of December 31, 2022, we had approximately 8,000 enrolled insurance agencies on our platform as well as our own DTC agents. We are focused on further penetrating the large base of more than 100,000 insurance agencies in the United States.

Competition

We face competition to attract consumers to our websites as well as for insurance provider advertising and marketing spend.

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

Employees and Human Capital Resources

Our company culture is data-driven, entrepreneurial, diverse and innovative. As of January 31, 2023, we had 619 employees, of which 612 were full-time.

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

Regulation

Our business operates in a heavily regulated industry. Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal, state and foreign laws and regulations. We are affected by laws and regulations that apply to businesses in general and the insurance industry, as well as to businesses operating on the internet. This includes a continually expanding and evolving range of laws, regulations and standards that address financial services, information security, data protection, privacy and data collection, among other things. We are also subject to laws governing marketing and advertising activities conducted by telephone, email, mobile devices and the Internet, including the Telephone Consumer Protection Act, the Telemarketing Sales Rule, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, the Health Insurance Portability and Accountability Act, and similar state laws. In addition, we are a licensed insurance producer. Insurance is highly regulated by the states in which we do business, and we are required to comply with and maintain various licenses and approvals. Because the laws and regulations governing insurance, financial services, privacy, data security and marketing are constantly evolving and striving to keep pace with innovations in technology and media, it is possible that we may need to materially alter the way we conduct some parts of our business activities or be prohibited from conducting such activities altogether at some point in the future.

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

Available Information

Our Internet address is www.everquote.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Risks Related to Our Business and Industry

Our business is dependent on our relationships with insurance providers with no long-term contractual commitments. If insurance providers stop purchasing consumer referrals from us or decrease the amount they are willing to spend per referral, or if we are unable to establish and maintain new relationships with insurance providers, our business, results of operations and financial condition could be materially adversely affected.

A substantial majority of our revenue is derived from sales of consumer referrals to insurance providers, including both insurance carriers and agents. Our relationships with insurance providers are dependent on our ability to deliver quality referrals at attractive volumes and prices. If insurance providers are not able to acquire their preferred referrals in our marketplace, they may stop buying referrals from us, or may decrease the amount they are willing to spend for referrals. Our agreements with insurance providers are short-term agreements, and insurance providers can stop participating in our marketplace at any time with no notice. As a result, we cannot guarantee that insurance providers will continue to work with us, or, if they do, the number of referrals they will purchase from us, the price they will pay per referral or their total spend with us. For example, in 2022, we experienced decreased auto insurance carrier marketing spend, which we believe was due to challenges in the auto insurance industry. In addition, we may not be able to attract new insurance providers to our marketplace or increase the amount of revenue we earn from insurance providers over time.

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

Uncertainty remains as to the duration and severity of business disruptions related to the COVID-19 pandemic, as well as with respect to the full impact of the pandemic on the global economy and consumer confidence. As a result, we are unable to accurately predict the full impact that COVID-19 will have on our insurance provider customers or our users, or on our operating results, financial condition, liquidity and cash flows. The impact of the COVID-19 pandemic could also exacerbate other risks discussed in this Risk Factors section and this report, which could in turn have a material adverse effect on us.

To support the health and well-being of our employees, customers, partners and communities, a majority of our employees continue to work remotely, however our offices are open for use. Work-from-home measures we have implemented have introduced additional operational risks, including cybersecurity risks, and have affected the way we conduct our product and business development efforts as well as other activities, which could have an adverse effect on our operations. We are also unsure what additional actions our carrier and agent customers, as well as our users, may take in response to the COVID-19 pandemic. In addition, we are unable to predict how user behavior and the overall insurance markets will continue to evolve in response to the COVID-19 pandemic.

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

Sales to Progressive Casualty Insurance Company accounted for 21% of our revenue for the year ended December 31, 2022 and 16% of our revenue for the year ended December 31, 2021. Sales to State Farm Mutual Automobile Insurance Company accounted for 11% of our revenue for the year ended December 31, 2022, and less than 10% of our revenue for the year ended December 31, 2021. These customers made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that these customers will continue to purchase from us at their historical levels or at all. If these customers were to reduce their level of purchases from us or discontinue their relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

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

Insurance providers in our marketplace participate in a unified, real-time auction. Since our agreements with insurance providers are short-term agreements, insurance providers can decrease their bids or stop participating in our auctions at any time with no notice. In addition, insurance providers frequently change their bidding in our auctions, which can make it difficult to predict revenue from period to period. Because our insurance provider customers can stop buying from us, or spend less with us, at any time our business, results of operations, liquidity and financial condition could be materially adversely affected with little to no notice. For example, some of our large auto insurance carrier customers reduced their bids in response to challenges in the auto insurance industry.

If we are unable to develop new offerings, achieve increased consumer adoption of those offerings or penetrate new vertical markets, our business and financial results could be materially adversely affected.

Our success depends on our continued innovation to provide product and service offerings that make our marketplace and websites useful for consumers. These new offerings must be widely adopted by consumers in order for us to continue to attract insurance providers to our marketplace. Accordingly, we must continually invest resources in product, technology and development in order to improve the comprehensiveness and effectiveness of our marketplace and its related product and service offerings and effectively incorporate new internet and mobile technologies into them. These product, technology and development expenses may include costs of hiring additional personnel and of engaging third-party service providers and other research and development costs.

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

A substantial majority of the referrals made through our marketplace are for automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 80% of our total revenue for the year ended December 31, 2022 and 79% of our total revenue for the year ended December 31, 2021. If insurance carriers experience large or unexpected losses through the offering of insurance, these carriers may choose to decrease the amount of money they spend with us. For example, starting in late 2021 and continuing through 2022, many auto insurance carriers experienced larger than expected loss-ratios, which resulted in a decreasing spend in our marketplace. While we began to see the first major carrier return to more normalized historical spending patterns in August 2022, Hurricane Ian, which made landfall in Florida in September 2022, put incremental, downward pressure on carrier marketing spend. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. Similarly, we believe that shortages of semiconductor chips for new car production, as well as the availability of automotive parts used in car repair, have resulted in higher insurance claims losses and increasing insurance carrier loss ratios.

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

Our brand, reputation and ability to attract consumers and insurance providers depend on the reliable performance of our technology infrastructure and content delivery. We use emails to attract consumers to our marketplace. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be prolonged and harmful to our business. If our websites are unavailable when users attempt to access them, or if they do not load as quickly as expected, users may not return as often in the future, or at all. As our user base and the amount of information shared on our websites continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on network infrastructure and services to handle the traffic on our websites and to help shorten the length of or prevent system interruptions. The operation of these systems is expensive and complex and we could experience operational failures. Interruptions, delays or failures in these systems, whether due to earthquakes, adverse weather conditions, other natural disasters, power loss, computer viruses, cybersecurity attacks, physical break-ins, terrorism, errors in our software or otherwise, could be prolonged and could affect the security or availability of our websites and applications, and prevent consumers from accessing our services. Such interruptions also could result in third parties accessing our confidential and proprietary information, including our intellectual property or consumer information. Problems with the reliability or security of our systems could harm our reputation, our ability to protect our confidential and proprietary information, result in a loss of users of our marketplace or result in additional costs. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures or prolonged disruptions or delays in the availability of our systems or a significant search engine, we could lose current and potential consumers, which could harm our operating results and financial condition.

Substantially all of the communications, network and computer hardware used to operate our websites are located in the United States in Amazon Web Services and Google Cloud Platform data centers. Although we believe our systems are fully redundant, there may be exceptions for certain hardware. In addition, we do not own or control the operation of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail. In addition, we may not have sufficient protection or recovery plans in certain circumstances.

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

We have incurred net losses in the past and have never generated net income on an annual basis. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we invest to expand our business. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue and margins sufficiently to offset the higher expenses. We incur significant expenses in acquiring consumers, developing our technology and marketing the products and services we offer. Our costs also may increase due to our continued new product development and general administrative expenses, such as legal and accounting expenses related to being a public company. If we fail to increase our revenue or manage these additional costs, we may continue to incur losses in the future.

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

Our revenue declined from 2021 to 2022 and our past revenue growth may not be indicative of future growth.

Our revenue decreased from $418.5 million in 2021 to $404.1 million in 2022, a decrease of 3.4%. While our revenue grew from $122.8 million in 2016 to $126.2 million in 2017, to $163.3 million in 2018, to $248.8 million in 2019, to $346.9 million in 2020 and to $418.5 million in 2021, increases of 2.8%, 29.4%, 52.3%, 39.4% and 20.6%, respectively, this historical growth may not be indicative of future growth, if any, and our revenue could continue to decline. We will not be able to grow as expected, or at all, if we do not accomplish the following:

•
increase the number of consumers using our marketplace;
•
maintain and expand the number of insurance providers that use our marketplace or our revenue per provider;
•
further improve the quality of our marketplace, and introduce high-quality new products; and
•
increase the number of insurance shoppers acquired by insurance providers on our marketplace.

Our revenue may also be adversely impacted if we are unable to achieve high market penetration rates as we experience increased competition. If we are unable to achieve further revenue growth, or our revenue declines further, investors’ perceptions of our business may be adversely affected and the market price of our Class A common stock could decline.

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

Although we have a chief information officer who coordinates our cybersecurity measures, policies and procedures, and our chief information officer regularly reports to our board of directors regarding these matters, we cannot be certain that our efforts, as well as those of our third-party partners and service providers, will be able to prevent breaches of the security of our information systems and technology. If we, or any of our third-party partners and service providers, experience compromises to security that result in websites performance or availability problems, the complete shutdown of our websites or the loss or unauthorized disclosure, access, acquisition, alteration or use of confidential information, consumers and insurance providers may lose trust and confidence in us, and consumers and insurance providers may decrease the use of our website or stop using our website entirely. Further, outside parties may attempt to fraudulently induce employees, consumers or insurance providers to disclose sensitive information in order to gain access to our information or consumers’ or insurance providers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

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

For example, we engage in outbound telephone and text communications with consumers, and accordingly must comply with a number of statutes and regulations, including the TCPA and Telemarketing Sales Rules, and state law equivalents, which govern those communications and the use of automatic telephone dialing systems, or ATDS, and artificial or pre-recorded voice messages. The U.S. Federal Communications Commission, or the FCC, and the U.S. Federal Trade Commission, or the FTC, have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires us to obtain prior express written consent for certain telemarketing calls. Many states have similar consumer protection laws regulating telemarketing. These laws limit our ability to communicate with consumers and reduce the effectiveness of our marketing programs. The TCPA does not currently distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.

For example, violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $1,500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice” or an ATDS. Various state law equivalents of the TCPA may also provide for monetary damages in amounts greater than those provided for under the TCPA. A court may also treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure. An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. Like other companies that rely on telephone and text communications, we have been and may be subject to future putative class action suits alleging violations of the TCPA or state law equivalents. If in the future we are found to have violated the TCPA, or a state law equivalent, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then TCPA or other state law damages could have a material adverse effect on our results of operations and financial condition.

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

We assess customer insurance needs, collect customer contact information and provide other product offerings, which results in us receiving personal information. This information is increasingly subject to legislation and regulation in the United States. This legislation and regulation is generally intended to protect individual privacy and the privacy and security of personal information. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information or if the insurance providers who use our marketplace violate applicable laws and regulations. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA created new individual privacy rights for California consumers (as the word is broadly defined in the law) and placed increased privacy and security obligations on many organizations that handle personal information of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provides such consumers a new right to opt-out of certain sales or transfers of personal information, and provides consumers with a new cause of action for certain data breaches. The CCPA authorized the Attorney General of the state of California to bring enforcement actions for violations beginning July 1, 2020. The CCPA may have a substantial negative impact on our business activities and increase our compliance costs and potential liability. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or the CPRA, significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. Many similar privacy laws have been proposed at the federal level and in other states. These potential new laws may impact our business practice and/or the business practices of our customers and may have a material impact on our business activities.

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

We do not collect sales, use, value added or similar taxes in jurisdictions in which we have sales, and we believe that such taxes are not applicable either because we do not have the requisite amount of contacts with the state for the state to be able to impose these taxes or our products and services are not subject to these taxes. Sales, use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our end-customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end-customers, we could be held liable for such costs. Such tax assessments, penalties and interest, or future requirements may adversely affect our operating results. For example, we were contacted by a representative from a state tax assessor’s office requesting remittance of uncollected sales taxes. While the state tax assessor’s office completed its audit for the period under review and concluded that there were no taxes due, there can be no assurances that we will prevail with respect to our tax positions in the future.

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

Laws, rules and regulations governing internet communications, advertising and e-commerce are dynamic and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines and internet tracking technologies. In addition, changes in laws or regulations that adversely affect the growth, popularity, or use of the internet, could decrease the demand for our offerings and increase our cost of doing business. Future taxation on the use of the internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could hinder growth in or adversely affect the use of the internet generally, including the viability of internet e-commerce, which could reduce our revenue, increase our operating expenses and expose us to significant liabilities.

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

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $63.44 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through December 31, 2022. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, including our directors, executive officers and Link Ventures and other significant stockholders, who collectively held in the aggregate approximately 75% of the voting power of our capital stock as of January 31, 2023; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held approximately 73% of the voting power of our capital stock as of that date. This concentration of voting power will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 75% of the voting power of our capital stock as of January 31, 2023; and Link Ventures, directly or through a voting agreement pursuant to which Tomas Revesz and the heirs of Seth Birnbaum are obligated to vote on all matters presented to our stockholders all voting capital stock held by them in the manner directed by Link Ventures, together with Cogo Labs, held in the aggregate approximately 73% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.

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

In addition to our outstanding Class A common stock, as of January 31, 2023, there were 1,506,020 shares of Class A common stock subject to outstanding options, 564,289 shares of either Class A common stock or Class B common stock subject to outstanding options, 2,611,434 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 1,542,044 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 15,949,000 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of January 31, 2023, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly, and increases demand on our systems and resources, particularly as we are no longer an emerging growth company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have in the past hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

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

Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate internal resources and engage outside consultants to document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting and to compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We have had material weaknesses in our internal control over financial reporting in the past, and we cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. We may not be able to remediate any future material weaknesses that may be identified, or to complete our evaluation, testing and remediation in a timely fashion and our independent registered public accounting firm may issue reports that are adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Consequently, we cannot assure you that our independent registered public accounting firm will be able to attest to the effectiveness of our internal control over financial reporting.

Our failure to maintain adequate internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy any future material weaknesses in our internal control over financial reporting that may be identified, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Cambridge, Massachusetts, where we lease approximately 32,000 square feet of space pursuant to a lease that expires in September 2024. We also lease approximately 13,000 square feet of office space in Evansville, Indiana pursuant to a lease that expires in August 2030, approximately 10,000 square feet of office space in Austin, Texas pursuant to a lease that expires in April 2025, and approximately 10,000 square feet of office space in San Antonio, Texas pursuant to a lease that expires in September 2023. The offices in Indiana and Texas are used in connection with our DTC agency. We believe that our current facilities are adequate to meet our immediate needs.

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

Holders of Our Common Stock

As of January 31, 2023, there were approximately 16 holders of record of shares of our Class A common stock and 5 holders of record of shares of our Class B common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

There were no shares of equity securities sold or issued, or options granted, by us during the year ended December 31, 2022 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from October 1, 2022 to December 31, 2022.

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

Stock Performance Graph

The following performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act, except as otherwise expressly set forth by specific reference in such filing.

Set forth below is a line graph, for the period from June 28, 2018 (the first date on which shares of our Class A common stock were publicly traded) through December 31, 2022, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our Class A common stock, (2) all companies listed on the Nasdaq Composite Index and (3) the Research Development Group, or RDG, Internet Composite Index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

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

We operate a leading online marketplace for insurance shopping, connecting consumers with insurance providers. Our mission is to empower insurance shoppers to better protect life’s most important assets—their family, health, property, and future. Our vision is to become the largest online source of insurance policies by using data, technology and knowledgeable advisors to make insurance simpler, more affordable and personalized, ultimately reducing cost and risk. Our results-driven marketplace, powered by our proprietary data and technology platform, is reshaping the insurance shopping experience for consumers and improving the way insurance providers attract and connect with consumers shopping for insurance.

Finding the right insurance product is often challenging for consumers, who face limited online options, complex, variable and opaque pricing, and myriad coverage configurations. We present consumers with a single starting point for a comprehensive and cost-effective insurance shopping experience. Our marketplace reduces the time consumers spend searching across multiple sites by delivering broader and more relevant results than consumers may find on their own. In addition to our marketplace, we operate a direct to consumer, or DTC, insurance agency. Our DTC agents bind policies for consumers, further streamlining the consumer shopping experience. Our services are free for consumers, and we derive our revenue from sales of consumer referrals to insurance providers and directly from commissions on sales of policies.

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
•
In 2020, we launched our DTC insurance offerings in our life vertical and in our health vertical via the acquisition of Crosspointe Insurance & Financial Services, LLC, which we later renamed Eversurance.
•
In 2021, we launched our DTC insurance offerings in our auto and home and renters verticals via the acquisition of Policy Fuel LLC and its affiliates, or PolicyFuel.

In the years ended December 31, 2022, 2021 and 2020, our total revenue was $404.1 million, $418.5 million and $346.9 million, respectively, representing a year-over-year decrease of 3.4% from 2021 to 2022 and a year-over-year increase of 20.6% from 2020 to 2021. We had net losses of $24.4 million, $19.4 million and $11.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and had $5.9 million, $14.6 million and $18.4 million in adjusted EBITDA for these same periods, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

COVID-19

Uncertainty remains as to the duration and severity of business disruptions related to the COVID-19 pandemic, as well as with respect to the full impact of the pandemic on the global economy and consumer confidence. As a result, we are unable to accurately predict the full impact that COVID-19 will have on our insurance provider customers or our users, or on our operating results, financial condition, liquidity and cash flows. To support the health and well-being of our employees, customers, partners and communities, a majority of our employees continue to work remotely, however our offices are open for use. While disruptions related to COVID-19 have not had a material adverse impact on our financial results through December 31, 2022, such disruptions may impact consumer insurance shopping behavior. We continue to monitor and are managing our operations for the ongoing impact of COVID-19.

Factors Affecting Our Performance

We believe that our performance and future growth depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”

Auto insurance industry risk

We derive a significant portion of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. For example, in 2016, the U.S. commercial auto insurance industry experienced its worst underwriting performance in 15 years, with higher loss ratios that were driven by both adverse claim severity and frequency trends. As a result, our auto insurance carrier customers reduced marketing spend and cost per sale targets the following year, ultimately impacting our revenue growth in the auto insurance vertical in 2017. More recently, and specifically starting in the third quarter of 2021, the auto insurance industry has experienced similar challenges, which is impacting our financial performance in the auto insurance vertical. Auto insurance carriers experienced a sudden rise in the severity of claims caused by inflationary increases in the cost to repair and replace vehicles and settle medical and injury claims. The increase in claims severity has reduced underwriting performance for auto insurance carriers, causing them to implement policy premium increases and reduce spending on new customer acquisition. The reduction in new customer acquisition spending by auto insurance carriers has had a negative impact on the pricing and demand for consumer referrals in our marketplace.

The state of the auto insurance market remains dynamic. In August 2022, we began to see the first major carrier return to more normalized historical spending patterns. However, Hurricane Ian, which made landfall in Florida in September 2022, put incremental, downward pressure on carrier marketing spend. While we believe we have started to see some improvement in spending patterns, a recovery could be prolonged by further cost inflation, increased claim severity and frequency, or insufficient policy premium increases.

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

We also generate revenue from commissions paid to us by insurance carriers for the sale of policies, primarily in our health and automotive verticals. Commission revenue represented approximately 13% of total revenue in the year ended December 31, 2022, and less than 10% of total revenue in the years ended December 31, 2021 and 2020. Commission revenue is recognized upon satisfaction of our performance obligation, which we consider to be submission of the policy application to the insurance carrier. We recognize revenue based on our constrained estimate of commission payments we expect to receive over the lifetime of the policies sold, which we refer to as constrained lifetime values, or constrained LTVs, of commission payments.

For the periods presented, our total revenue consisted of revenue generated from our automotive and other insurance verticals, which includes home and renters, life and health insurance verticals, as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Automotive	$324,417	$330,928	$283,236
Other	79,710	87,587	63,699
Total Revenue	$404,127	$418,515	$346,935

We expect an overall increase in revenue in 2023 as we anticipate increased spending from our carrier partners. We expect revenue to fluctuate from quarter to quarter and, in particular, for our commission revenue to be positively impacted during the open and annual enrollment periods in our health vertical.

Cost and Operating Expenses

Our cost and operating expenses consist of cost of revenue, sales and marketing, research and development, general and administrative expenses and acquisition-related costs.

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

Sales and Marketing

Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions and amortization of sales and marketing-related intangible assets. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests, including the cost of quote requests we acquire from our verified partner network, and promoting our marketplace to carriers and agents. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. In order to continue to grow our business and brand awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. We expect our sales and marketing expense will increase in the near term. In the longer term, we expect sales and marketing expense to decrease as a percentage of revenue due to efficiencies of scale and improvements in our marketplace technology.

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

General and Administrative

General and administrative expense consists of personnel-related costs and related expenses for executive, finance, legal, human resources, technical support and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums and payment processing and billing costs. We expect that general and administrative expense will increase in the near term due primarily to increases in personnel-related costs.

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

Income Taxes

Income tax expense is based on our estimate of taxable income, applicable income tax rates, net research and development tax credits, net operating loss carrybacks, changes in valuation allowance estimates and deferred income taxes.

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

Reconciliation of Net Loss to Adjusted EBITDA:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net loss	$(24,416)	$(19,434)	$(11,202)
Stock-based compensation	28,986	30,020	24,179
Depreciation and amortization	5,848	5,072	3,350
Acquisition-related costs	(4,135)	1,065	2,258
Severance under a plan	—	440	—
Interest income	(349)	(37)	(189)
Benefit from income taxes	—	(2,510)	—
Adjusted EBITDA	$5,934	$14,616	$18,396

Results of Operations

The following tables set forth our results of operations for the periods shown:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Statement of Operations Data:
Revenue(1)	$404,127	$418,515	$346,935
Cost and operating expenses(2):
Cost of revenue	23,980	23,949	21,373
Sales and marketing	349,255	354,990	284,880
Research and development	31,713	35,732	29,662
General and administrative	28,102	24,703	20,444
Acquisition-related costs	(4,135)	1,065	2,258
Total cost and operating expenses	428,915	440,439	358,617
Loss from operations	(24,788)	(21,924)	(11,682)
Other income (expense):
Interest income	349	37	189
Other income (expense), net	23	(57)	291
Total other income (expense), net	372	(20)	480
Loss before income taxes	(24,416)	(21,944)	(11,202)
Benefit from income taxes	—	2,510	—
Net loss	$(24,416)	$(19,434)	$(11,202)
Other Financial and Operational Data:
Variable marketing margin	$128,258	$129,553	$108,642
Adjusted EBITDA(3)	$5,934	$14,616	$18,396

(1)
Comprised of revenue from the following distribution channels:

	Year Ended December 31,
	2022	2021	2020
Direct channels	86%	90%	92%
Indirect channels	14%	10%	8%
	100%	100%	100%

(2)
Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$281	$363	$361
Sales and marketing	11,018	12,405	10,246
Research and development	10,328	9,551	7,751
General and administrative	7,359	7,701	5,821
	$28,986	$30,020	$24,179

(3) See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$404,127	$418,515	$(14,388)	-3.4%

Revenue decreased by $14.4 million from $418.5 million for the year ended December 31, 2021 to $404.1 million for the year ended December 31, 2022. The decrease in revenue was due to decreases of $7.9 million and $6.5 million in our other insurance and automotive verticals, respectively. The decrease in revenue from our other insurance verticals was due to a decrease of $16.9 million in carrier spend for referrals, partially offset by an increase in commission revenue of $9.1 million. The decrease in revenue from our automotive vertical was primarily due to a decrease of $21.1 million in carrier spend for referrals, partially offset by an increase in commission revenue of $14.6 million.

Cost of Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$23,980	$23,949	$31	0.1%
Percentage of revenue	5.9%	5.7%

Cost of revenue increased slightly from $23.9 million for the year ended December 31, 2021 to $24.0 million for the year ended December 31, 2022. Cost of revenue increased primarily due to increased personnel-related costs of $1.3 million as a result of shifting call referrals from third-party call centers to employees and to increased amortization of intangible assets of $0.4 million, partially offset by decreases in technology service costs of $2.0 million, primarily due to decreased hosting costs, third-party call center costs and other technology service costs.

Sales and Marketing

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing expense	$349,255	$354,990	$(5,735)	-1.6%
Percentage of revenue	86.4%	84.8%

Sales and marketing expenses decreased by $5.7 million from $355.0 million for the year ended December 31, 2021 to $349.3 million for the year ended December 31, 2022. The decrease in sales and marketing expense was primarily due to a decrease in advertising expenditures of $13.1 million, partially offset by an increase in personnel-related costs of $5.5 million. The decrease in advertising expenditures primarily related to decreased carrier spend for referrals, which impacted our advertising expenditures. The increase in personnel-related costs was primarily due to an increase in headcount, a significant portion of which was in DTC agency. Agent license fees and office and occupancy costs related to DTC also increased by $0.8 million and $0.5 million, respectively.

Research and Development

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Research and development expense	$31,713	$35,732	$(4,019)	-11.2%
Percentage of revenue	7.8%	8.5%

Research and development expenses decreased by $4.0 million from $35.7 million for the year ended December 31, 2021 to $31.7 million for the year ended December 31, 2022. The decrease in research and development expense was primarily due to a decrease in personnel-related costs of $4.1 million and a decrease in consulting costs of $0.4 million, partially offset by an increase in technology service costs of $0.8 million.

General and Administrative

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative expense	$28,102	$24,703	$3,399	13.8%
Percentage of revenue	7.0%	5.9%

General and administrative expenses increased by $3.4 million from $24.7 million for the year ended December 31, 2021 to $28.1 million for the year ended December 31, 2022. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $1.2 million, an increase in consulting fees of $0.9 million and an increase in bad debt expense of $0.7 million. Credit card fees also increased by $0.3 million.

Acquisition-related Costs

Acquisition-related costs for the years ended December 31, 2022 and 2021 were $(4.1) million and $1.1 million, respectively. We recorded a credit to acquisition-related costs for the year ended December 31, 2022 of $4.1 million related to the decrease in the fair value of our contingent consideration liabilities. The decrease was related to our future revenue forecasts and to a lesser extent, changes in market value of our Class A common stock. Acquisition-related costs for the year ended December 31, 2021 included costs for third-party professional services we utilized for the evaluation and execution of our completed acquisitions of $0.9 million and changes in the fair value of our contingent consideration liabilities recorded as the result of our acquisitions.

Other Income (Expense)

Other income (expense) included interest income of $0.3 million for the year ended December 31, 2022 as compared to less than $0.1 million for the year ended December 31, 2021, due to higher interest rates. Other income (expense), net was not significant for either of the years ended December 31, 2022 or 2021.

Income Taxes

We generated taxable income during the year ended December 31, 2022 related primarily to capitalized research and development costs due to the new requirement to capitalize research and development costs under Section 174 of the Internal Revenue Code of 1986. We offset our taxable income with net operating loss carryforwards and therefore did not record income tax expense for the year ended December 31, 2022. We recorded an income tax benefit of $2.5 million for the year ended December 31, 2021 due to the release of a portion of our valuation allowance as a result of the PolicyFuel acquisition. The net deferred tax liability recorded for the PolicyFuel acquisition primarily relates to the intangible assets recognized in purchase accounting which are non-deductible for tax purposes and result in a deferred tax liability.

Variable Marketing Margin

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$404,127	$418,515	$(14,388)	-3.4%
Less: total advertising expense (a component of sales and marketing expense)	275,869	288,962
Variable marketing margin	$128,258	$129,553	$(1,295)	-1.0%
Percentage of revenue	31.7%	31.0%

The decrease in variable marketing margin was due primarily to decreases in referral revenue, partially offset by increases in commission revenue.

Comparison of the Years Ended December 31, 2021 and 2020

For a discussion of our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the Years Ended December 31, 2021 and 2020 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of $30.8 million as of December 31, 2022 and availability of up to $45.0 million under our revolving line of credit and term loan, each of which were amended in July 2022. On July 15, 2022, we entered into the Loan and Security Modification Agreement, which amended our existing Loan and Security Agreement, or the 2020 Loan Agreement, with Western Alliance Bank, or the Lender, to extend the maturity date of the revolving line of credit to July 15, 2025, to increase the revolving line of credit available thereunder from $25.0 million to $35.0 million, and to provide us with access to a term loan of up to $10.0 million. We refer to the 2020 Loan Agreement, as amended by the Loan and Security Modification Agreement, as the Amended Loan Agreement.

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

Borrowings are collateralized by substantially all of our assets and property. Under the Amended Loan Agreement, we agreed to affirmative and negative covenants to which we will remain subject until maturity. The covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Amended Loan Agreement and through December 31, 2023, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash held at the Lender and eligible accounts receivable divided by all borrowings outstanding under the Amended Loan Agreement. Commencing December 31, 2023, we are required to maintain, and test on a quarterly basis, a fixed charge coverage ratio and a leverage ratio. The fixed charge coverage ratio is measured as the ratio of (i) our trailing twelve-month adjusted “EBITDA” (as defined in the Amended Loan Agreement) less capital expenditures, less cash taxes, to (ii) our trailing twelve-month interest and principal payments to the Lender, of at least 1.25 to 1.00. The leverage ratio is measured as the ratio of (i) our outstanding obligations owing to the Lender, to (ii) our trailing twelve-month adjusted EBITDA (as defined in the Amended Loan Agreement), of not more than 3.00 to 1.00. As of December 31, 2022, we were in compliance with these covenants.

Since our inception, we have incurred operating losses and may continue to incur losses in the foreseeable future. We anticipate that our operating expenses and capital expenditures will increase in the near term as we hire additional employees and improve our technology and infrastructure capabilities. Additionally, a significant portion of the commission revenue we record will be collected over a multi-year time frame as policyholders renew their policies, and we are paid commissions on those renewals. As of December 31, 2022, $33.4 million of our $46.9 million commissions receivable contract asset was classified as long-term. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without considering the borrowing availability under our credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, the expansion of sales and marketing activities, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows

The following table shows a summary of our cash flows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$(15,791)	$7,189	$10,668
Net cash used in investing activities	(4,290)	(18,817)	(18,752)
Net cash provided by financing activities	15,842	3,615	4,907
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27)	(6)	(7)
Net decrease in cash, cash equivalents and restricted cash	$(4,266)	$(8,019)	$(3,184)

Net cash provided by operating activities

Operating activities used $15.8 million of cash during the year ended December 31, 2022 and provided $7.2 million of cash during the year ended December 31, 2021. Cash used by operating activities in the year ended December 31, 2022 resulted from our net loss of $24.4 million and net cash used by changes in our operating assets and liabilities of $22.8 million, partially offset by net non-cash charges of $31.4 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $24.2 million increase in commissions receivable, a $2.1 million increase in prepaid expenses and other current assets and a $1.3 million decrease in accounts payable and accrued expenses and other current liabilities, partially offset by a $5.4 million decrease in accounts receivable.

Cash provided by operating activities in the year ended December 31, 2021 primarily resulted from the offset of net non-cash charges of $32.8 million to our net loss of $19.4 million, partially offset by net cash used by changes in our operating assets and liabilities of $6.1 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $16.9 million increase in commissions receivable and a $1.3 million decrease in accounts payable and accrued expenses and other current liabilities, partially offset by a $10.5 million decrease in accounts receivable and a $1.8 million decrease in prepaid expenses and other current assets.

Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities were generally due to growth in our business, timing of customer and vendor invoicing and payments. Collection of commissions receivable depends upon the timing of our receipt of commission payments from insurance carriers. A significant portion of our commissions receivable asset is classified as long term.

Net cash used in investing activities

Net cash used in investing activities was $4.3 million and $18.8 million for the years ended December 31, 2022 and 2021, respectively. Cash used in investing activities for the years ended December 31, 2022 and 2021 consisted of cash used to acquire property and equipment, which included the capitalization of software development costs. During the years ended December 31, 2022 and 2021, we capitalized $3.6 million and $2.3 million, respectively, of software development costs. Net cash used in investing activities for the year ended December 31, 2021 included cash paid of $16.0 million to purchase PolicyFuel.

Net cash provided by financing activities

During the years ended December 31, 2022 and 2021, net cash provided by financing activities was $15.8 million and $3.6 million, respectively. Net cash provided by financing activities during the year ended December 31, 2022 consisted primarily of $15.0 million of proceeds from the issuance and sale of shares of common stock in a private placement with Recognition Capital, LLC, an entity which is owned and controlled by David Blundin, Chairman of the Board of Directors and co-founder of the Company, and $0.9 million from the exercise of common stock options. Net cash provided by financing activities during the year ended December 31, 2021 consisted of proceeds of $3.6 million received from the exercise of common stock options.

For a discussion of our cash flows for the year ended December 31, 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Contractual Obligations and Commitments

Our cash flows are dependent on a number of factors in addition to our operational expenditures, including our contractual and other obligations. As a result, our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

We lease office space in Cambridge, Massachusetts under a non-cancelable operating lease that expires in September 2024. We lease office space at various other locations under non-cancelable operating leases that expire at varying dates through 2030. As of December 31, 2022, we were obligated to make total minimum lease payments of $6.8 million under such leases, of which $3.2 million is payable in 2023.

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

We used a Monte Carlo simulation model in our estimates of the fair value of the contingent consideration related to the PolicyFuel acquisition that will be settled based on achievement at varying levels of three annual targets. The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of our Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. In December 2022, we issued 58,754 shares of Class A common stock to the former owners of Eversurance upon achievement of the third and final target of the contingent consideration arrangement. We issued 62,671 shares of our Class A common stock in December 2022 to settle the first milestone related to the PolicyFuel contingent consideration. The fair value of our contingent consideration liability for the PolicyFuel shares for the second and third milestones was $0.2 million as of December 31, 2022. A hypothetical change of 10% in our estimate of the number of shares of our Class A common stock to be released upon achievement of the revenue targets or the market value of Class A common stock, would not be material.

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

Commission Revenue

Commission revenue consists of the estimated constrained lifetime values, or constrained LTVs, of commission payments we expect to receive from health insurance carriers and auto insurance carriers on the sale of insurance policies to consumers and renewals of such policies. Commission revenue is recognized upon satisfaction of our performance obligation. We consider our performance obligation related to commissions for both the initial policy sale and future renewals of the policy to be satisfied upon submission of the policy application. Therefore, a significant portion of the commission revenue we record upon satisfaction of our performance obligation is paid by our insurance provider customer over a multi-year time frame as policyholders renew and pay the insurance provider for their policies. The current portion of commissions receivable consists of estimated commissions on new policies sold and estimated renewal commissions on policies expected to be renewed within one year, while the non-current portion of commissions receivable are commissions for estimated renewals expected to be renewed beyond one year. Commission revenue represented approximately 13% of total revenue for the year ended December 31, 2022 and less than 10% of total revenue for each of the years ended December 31, 2021 and 2020.

We estimate commission revenue for each health insurance product by using a portfolio approach to a group of policies by product type and the application submission date of the relevant policy, which are referred to as “cohorts.” Our estimate of constrained LTVs is based on an analysis of historical commission payment trends for relevant policies to establish an expected lifetime value and incorporates our judgment in interpreting those trends to calculate LTVs and to apply constraints to such LTVs. Significant factors impacting historical trends include carrier mix, average policy duration and conversion rates of paying policies.

Commission revenue from auto insurance carriers consists of constrained LTVs of commission payments we expect to receive for selling an insurance policy based on the effective date of the policy. Our estimate of constrained LTVs is based on an analysis of historical commission payment trends for relevant policies to establish an expected lifetime value and incorporates our judgment in interpreting those trends to calculate LTVs and to apply constraints to such LTVs. The most significant factor impacting historical trends is average policy duration.

We apply a constraint to estimated LTVs to only recognize the amount of variable consideration that we believe is probable that we will be entitled to receive and will not be subject to a significant revenue reversal in the future.

To the extent that commission payment trends change or the underlying factors impacting commission payments change, our estimates of constrained LTVs could be materially impacted. To the extent we make changes to our estimates of constrained LTVs, we recognize any material impact of the change to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained LTVs recognized as an adjustment to revenue and the related contract asset. We recognize revenue for new policies by applying the latest estimated constrained LTV for that product.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a credit agreement that provides us with credit at a floating rate of interest. As of December 31, 2022, we had no outstanding borrowings under our credit facility and therefore no material exposure to fluctuations in interest rates.

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

EVERQUOTE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of EverQuote, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EverQuote, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of contingent consideration liability related to the acquisition of Policy Fuel, LLC and its affiliated entities

As described in Notes 3 and 4 to the consolidated financial statements, the Company completed its acquisition of Policy Fuel, LLC and its affiliated entities (PolicyFuel) on August 13, 2021. The total purchase consideration was $20.0 million, which included contingent consideration representing the estimated fair value as of the acquisition date of Class A common stock issuable to the former owners of PolicyFuel upon achievement of certain revenue targets over the three years following the acquisition. The former owners of PolicyFuel are eligible to receive shares of Class A common stock upon the achievement (at varying levels) of each of three twelve-month revenue targets. As achievement of each of the three twelve-month targets results in the issuance of a variable number of shares of Class A common stock, management recorded a liability for the fair value of this contingent consideration. As of December 31, 2022, management estimated the fair value of the contingent consideration to be $0.2 million, and recorded a $4.0 million credit to acquisition-related costs for the decrease in fair value during the year ended December 31, 2022. Management estimated the fair value of the contingent consideration as of the acquisition date, and remeasures the fair value of the contingent consideration at each subsequent reporting date until the liability is fully settled, using a Monte Carlo simulation model. Management’s significant assumptions and estimates utilized in the model include the forecasted revenue, equity volatility, revenue volatility, and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the contingent consideration liability related to the PolicyFuel acquisition is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of the contingent consideration liability due to the significant judgment by management when determining the fair value, (ii) the significant audit effort in evaluating management’s significant assumptions related to the forecasted revenue, equity volatility, and revenue volatility, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the fair value of the contingent consideration liability, including controls over the development of the forecasted revenue and assessment of the equity volatility and revenue volatility used in the Monte Carlo simulation model. These procedures also included, among others, (i) testing the completeness and accuracy of the underlying data used in the Monte Carlo simulation model and (ii) evaluating the appropriateness of the Monte Carlo simulation model and reasonableness of the significant assumptions used by management related to the forecasted revenue, equity volatility, and revenue volatility. Evaluating the reasonableness of the forecasted revenue involved considering the consistency with historical data as well as consistency with external economic and market data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Monte Carlo simulation model, as well as evaluating the reasonableness of the significant assumptions related to the equity volatility and revenue volatility.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2023

We have served as the Company’s auditor since 2014.

EVERQUOTE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$30,835	$34,851
Accounts receivable, net	29,604	35,659
Commissions receivable, current portion	13,530	9,285
Prepaid expenses and other current assets	7,005	4,899
Total current assets	80,974	84,694
Property and equipment, net	6,460	5,796
Goodwill	21,501	21,501
Acquired intangible assets, net	7,955	10,229
Operating lease right-of-use assets	5,769	7,291
Commissions receivable, non-current portion	33,410	13,415
Other assets	450	681
Total assets	$156,519	$143,607
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,680	$29,599
Accrued expenses and other current liabilities	9,924	13,015
Deferred revenue	1,867	2,096
Operating lease liabilities	2,936	2,696
Total current liabilities	45,407	47,406
Operating lease liabilities, net of current portion	3,501	5,531
Other long-term liabilities	125	5,545
Total liabilities	49,033	58,482
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 26,447,880 shares and 23,544,995 shares issued and outstanding at December 31, 2022 and 2021, respectively	26	24
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 6,139,774 shares and 6,407,678 shares issued and outstanding at December 31, 2022 and 2021, respectively	6	6
Additional paid-in capital	269,521	222,730
Accumulated other comprehensive income (loss)	(6)	10
Accumulated deficit	(162,061)	(137,645)
Total stockholders' equity	107,486	85,125
Total liabilities and stockholders' equity	$156,519	$143,607

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$404,127	$418,515	$346,935
Cost and operating expenses:
Cost of revenue	23,980	23,949	21,373
Sales and marketing	349,255	354,990	284,880
Research and development	31,713	35,732	29,662
General and administrative	28,102	24,703	20,444
Acquisition-related costs	(4,135)	1,065	2,258
Total cost and operating expenses	428,915	440,439	358,617
Loss from operations	(24,788)	(21,924)	(11,682)
Other income (expense):
Interest income	349	37	189
Other income (expense), net	23	(57)	291
Total other income (expense), net	372	(20)	480
Loss before income taxes	(24,416)	(21,944)	(11,202)
Benefit from income taxes	—	2,510	—
Net loss	$(24,416)	$(19,434)	$(11,202)
Net loss per share, basic and diluted	$(0.77)	$(0.67)	$(0.41)
Weighted average common shares outstanding, basic and diluted	31,613	29,088	27,329

Comprehensive loss:
Net loss	$(24,416)	$(19,434)	$(11,202)
Other comprehensive income (loss):
Foreign currency translation adjustment	(16)	17	(7)
Comprehensive loss	$(24,432)	$(19,417)	$(11,209)

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	14,635,834	$15	11,802,341	$12	$158,752	$—	$(107,009)	$51,770
Contingent consideration to be settled in Class A common stock	—	—	—	—	1,335	—	—	1,335
Issuance of common stock upon exercise of stock options	776,914	1	—	—	4,906	—	—	4,907
Vesting of restricted stock units	998,478	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	24,179	—	—	24,179
Transfer of Class B common stock to Class A common stock	4,372,839	5	(4,372,839)	(5)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(11,202)	(11,202)
Balances at December 31, 2020	20,784,065	21	7,429,502	7	189,172	(7)	(118,211)	70,982
Issuance of common stock to settle contingent consideration liability	39,168	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	572,429	1	—	—	3,614	—	—	3,615
Vesting of restricted stock units	1,127,509	1	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	29,944	—	—	29,944
Transfer of Class B common stock to Class A common stock	1,021,824	1	(1,021,824)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(19,434)	(19,434)
Balances at December 31, 2021	23,544,995	24	6,407,678	6	222,730	10	(137,645)	85,125
Private placement of common stock	1,004,016	1	—	—	14,999	—	—	15,000
Issuance of common stock to settle Eversurance contingent consideration liability	58,754	—	—	—	830	—	—	830
Issuance of common stock to settle PolicyFuel contingent consideration liability	62,671	—	—	—	1,059	—	—	1,059
Issuance of common stock upon exercise of stock options	138,816	1	—	—	941	—	—	942
Net issuance of common stock upon vesting of restricted stock units	1,370,724	—	—	—	64	—	—	64
Stock-based compensation expense	—	—	—	—	28,898	—	—	28,898
Transfer of Class B common stock to Class A common stock	267,904	—	(267,904)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(24,416)	(24,416)
Balances at December 31, 2022	26,447,880	$26	6,139,774	$6	$269,521	$(6)	$(162,061)	$107,486

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(24,416)	$(19,434)	$(11,202)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,848	5,072	3,350
Stock-based compensation expense	28,986	30,020	24,179
Change in fair value of contingent consideration	(4,135)	196	1,778
Deferred taxes	—	(2,510)	—
Provision for (recovery of) bad debt	693	(41)	105
Unrealized foreign currency transaction (gains) losses	(9)	24	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,362	10,511	(13,970)
Prepaid expenses and other current assets	(2,111)	1,801	4,465
Commissions receivable, current and non-current	(24,240)	(16,871)	(5,829)
Operating lease right-of-use assets	2,613	2,710	2,076
Other assets	(19)	534	1,433
Accounts payable	1,124	(3,968)	9,301
Accrued expenses and other current liabilities	(2,375)	2,692	(3,968)
Deferred revenue	(229)	227	368
Operating lease liabilities	(2,883)	(2,840)	(2,233)
Other long-term liabilities	—	(934)	815
Net cash provided by (used in) operating activities	(15,791)	7,189	10,668
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(4,290)	(2,862)	(3,822)
Acquisition of business	—	(15,955)	(14,930)
Net cash used in investing activities	(4,290)	(18,817)	(18,752)
Cash flows from financing activities:
Proceeds from exercise of stock options	942	3,615	4,907
Proceeds from private placement of common stock	15,000	—	—
Tax withholding payments related to net share settlement	(100)	—	—
Net cash provided by financing activities	15,842	3,615	4,907
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27)	(6)	(7)
Net decrease in cash, cash equivalents and restricted cash	(4,266)	(8,019)	(3,184)
Cash, cash equivalents and restricted cash at beginning of period	35,101	43,120	46,304
Cash, cash equivalents and restricted cash at end of period	$30,835	$35,101	$43,120
Supplemental disclosure of noncash investing and financing information:
Acquisition of property and equipment included in accounts payable	$60	$100	$—
Fair value of contingent consideration in connection with acquisition included in stockholders' equity	$—	$—	$1,335
Fair value of contingent consideration in connection with acquisition included in liabilities	$—	$3,784	$416
Issuance of Class A common stock to settle contingent consideration liabilities	$1,889	$—	$—
Issuance of Class A common stock to settle stock-based compensation liability	$164	$—	$—
Operating lease liabilities arising from obtaining right-of-use assets	$1,096	$383	$541
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$30,835	$34,851	$42,870
Restricted cash (included in other assets)	—	250	250
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$30,835	$35,101	$43,120

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

In addition, the Company is subject to risks and uncertainties relating to the ongoing coronavirus (“COVID-19”) pandemic. Uncertainty remains as to the duration and severity of business disruptions related to the COVID-19 pandemic, as well as with respect to the full impact of the pandemic on the global economy and consumer confidence. Work-from-home measures have introduced additional operational risks, including cybersecurity risks, and may adversely affect the way the Company and its customers and insurance providers conduct business. The extent to which the COVID-19 pandemic impacts the Company’s workforce, business, financial condition, results of operations and the Company’s use of estimates in preparation of its consolidated financial statements will depend on future developments, which are highly uncertain and cannot be predicted at this time.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including a net loss of $24.4 million for the year ended December 31, 2022. As of December 31, 2022, the Company had an accumulated deficit of $162.1 million. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements, without considering borrowing availability under the Company’s credit facility.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and the valuation of commissions and accounts receivable, the expensing and capitalization of website and software development costs, goodwill and acquired intangible assets, the contingent consideration liabilities, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. These estimates may change, as new events occur and additional information is obtained and actual results could differ materially from these estimates.

Restricted Cash

As of December 31, 2021, restricted cash consisted of $0.3 million deposited in a separate restricted bank account as a security deposit for the Company’s corporate credit cards. Restricted cash accounts was classified within other assets. The restricted cash was released to the Company in January 2022 and as a result, as of December 31, 2022, the Company no longer maintains a restricted cash balance.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the year ended December 31, 2022, two customers represented 21% and 11%, respectively, of total revenue. For the years ended December 31, 2021 and 2020, one customer represented 16% and 22%, respectively, of total revenue. As of December 31, 2022, one customer accounted for 23% of the total accounts and commissions receivable balance. As of December 31, 2021, one customer accounted for 12% of the total accounts and commissions receivable balance.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. As of December 31, 2022 and 2021, the Company’s allowance for credit losses was $0.7 million and less than $0.1 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company wrote off an insignificant amount of uncollectible accounts.

Revenue Recognition

The Company derives its revenue primarily by selling consumer referrals to its insurance provider customers, including insurance carriers, agents and indirect distributors. The Company also generates revenue from commission fees for the sale of policies, primarily in its health and automotive verticals. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606 Revenue from Contracts with Customers ("ASC 606"), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

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

Commission Revenue

The Company’s commission revenue consists of the estimated constrained lifetime values (the “constrained LTVs”) of commission payments the Company expects to receive from health insurance carriers and auto insurance carriers on the sale of insurance policies to consumers and renewals of such policies. Commission revenue is recognized upon satisfaction of the Company’s performance obligation. The Company considers its performance obligation related to commissions for both the initial policy sale and future renewals of the policy to be satisfied upon submission of the policy application. Therefore, a significant portion of the commission revenue the Company records upon satisfaction of its performance obligation is paid by the Company’s insurance provider customer over a multi-year time frame as policyholders renew and pay the insurance provider for their policies. The current portion of commissions receivable consists of estimated commissions on new policies sold and estimated renewal commissions on policies expected to be renewed within one year, while the non-current portion of commissions receivable are commissions for estimated renewals expected to be renewed beyond one year. Commission revenue represented approximately 13% of total revenue in the year ended December 31, 2022, and less than 10% of total revenue in each of the years ended December 31, 2021 and 2020.

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

Total revenue is comprised of revenue from the following distribution channels:

	Year Ended December 31,
	2022	2021	2020
Direct channels	86%	90%	92%
Indirect channels	14%	10%	8%
	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Year Ended December 31,
	2022	2021	2020
Automotive	$324,417	$330,928	$283,236
Other	79,710	87,587	63,699
Total Revenue	$404,127	$418,515	$346,935

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At December 31, 2022 and 2021, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.9 million and $2.1 million as of December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company recognized revenue of $1.5 million that was included in the contract liability balance (deferred revenue) at December 31, 2021. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.

Commissions Receivable

Commissions receivable are contract assets that represent estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. The current portion of commissions receivable are estimated commissions expected to be received within one year, while the non-current portion of commissions receivable are expected to be received beyond one year.

The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the years ended December 31, 2022, 2021 or 2020.

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

Leases

The Company accounts for leases under ASC Topic 842, Leases (“ASC 842”). In accordance with ASC 842, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset and lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The Company’s policy is to not record leases with an original term of 12 months or less on its consolidated balance sheets and recognizes those lease payments in the income statement on a straight-line basis over the lease term. The Company’s existing leases are for office space.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment, right-of-use assets and intangible assets with finite lives. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022, 2021 or 2020.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company operates an online marketplace for consumers shopping for auto, home and renters, life and health insurance quotes and generates revenue from referral fees and commission payments. Significantly all of the Company’s tangible assets are held in the United States.

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

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. During the years ended December 31, 2022, 2021 and 2020, advertising expense totaled $275.9 million, $289.0 million and $238.3 million, respectively.

Stock-Based Compensation

The Company measures compensation expense for stock options with service-based vesting or performance-based vesting granted to employees, non-employees and directors based on the fair value on the date of grant using the Black‑Scholes option‑pricing model. The Company measures compensation expense for stock options with market-based vesting based on the fair value on the date of grant using a Monte Carlo simulation model. The Company measures compensation expense for restricted common stock units based on the fair value on the date of grant using the market value of the Company’s common stock. Compensation expense for employee awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company uses the straight‑line method to record the expense of employee awards with only service‑based vesting conditions. The Company uses the graded‑vesting method to record the expense of employee awards with both service‑based and performance‑based vesting conditions, commencing once achievement of the performance condition becomes probable. Compensation expense for nonemployee awards is recognized in the same manner as if the Company had paid cash for the goods or services received.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2022	2021	2020
Options to purchase common stock	2,072,238	1,539,573	2,188,919
Unvested restricted stock units	2,511,930	2,798,761	3,142,220
	4,584,168	4,338,334	5,331,139

The table above does not include shares issuable upon settlement of contingent consideration for the Company’s acquisitions (see Note 3). Such shares are also not included in the Company’s calculation of basic or diluted net loss per common share until issued.

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

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606 as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The amendments in this update are to be applied prospectively to business combinations occurring on or after the effective date. The Company is currently assessing the impact of the adoption of this guidance.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The guidance includes disclosure requirements including the fair value of equity securities subject to contractual sale restrictions included in the balance sheet, the nature and remaining duration of the restriction and circumstances that could cause a lapse in the restriction. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The amendments in this update are to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company is currently assessing the impact of the adoption of this guidance.

3. Acquisitions

PolicyFuel

On August 13, 2021, the Company completed the acquisition of Policy Fuel, LLC and its affiliated entities (“PolicyFuel”), a policy-sales-as-a-service provider, with principal offices in Austin and San Antonio, Texas. PolicyFuel operated in the property and casualty insurance industry providing services that enabled carriers to complement their own call center operations with access to dedicated advisor teams focused exclusively on selling that carrier’s offerings. This acquisition enabled the Company to expand the range of products the Company offers to carriers and expand the market of the Company’s direct-to-consumer offerings.

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

As achievement of each of the three twelve-month targets results in the issuance of a variable number of shares of Class A common stock, the Company recorded a liability for the fair value of this contingent consideration. The Company estimated the fair value of the contingent consideration liability as of the acquisition date using a Monte Carlo simulation model. The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of the Company’s Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. The Company remeasures the fair value of the contingent consideration at each subsequent reporting date until the liability is fully settled (see Note 4).

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

Eversurance

On September 1, 2020, the Company completed the acquisition of Crosspointe Insurance & Financial Services, LLC, a health insurance agency headquartered in Evansville, Indiana. In the third quarter 2021, the Company changed the name of Crosspointe Insurance & Financial Services, LLC to Eversurance, LLC (“Eversurance”). Eversurance was a sales and decision support contact center connecting consumers to high quality health insurance in a customer-centric environment serving the individual and family health, Medicare, and ancillary health product markets. This acquisition enabled the Company to accelerate and expand its opportunity in the health insurance market, by providing insurance shoppers with a broader range of health insurance products through access to a greater number of carrier partners, and an improved and more personalized customer buying experience.

The Eversurance acquisition was accounted for as a purchase of a business under ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of Eversurance were recorded as of the acquisition date, at their respective fair values. The purchase consideration of $16.7 million reflected a cash payment of $14.9 million and contingent consideration of $1.8 million representing the fair value of Class A common stock issuable to the former owners of Eversurance upon achievement of certain revenue targets over three years. The former owners of Eversurance were eligible to receive up to 97,922 shares of Class A common stock upon achievement of certain revenue targets. These revenue targets are measured in annual intervals. Shares of Class A common stock issuable upon achievement of the first two annual targets were for a fixed number of shares of Class A common stock of 39,168 shares and, as such, the Company recorded the fair value of these shares within stockholders’ equity based on the number of shares issuable and the market value of Class A common stock on the acquisition date. Achievement of the third annual target results in the issuance of a variable number of shares of Class A common stock of up to 58,754 shares and, as such, the Company recorded a liability for the fair value of this contingent consideration.

The Company estimated the fair value of the shares of Class A common stock issuable upon achievement of the three annual targets as of the acquisition date. The Company used a Monte Carlo simulation model in its estimates. Significant assumptions and estimates utilized in the model included forecasted revenue, revenue volatility and discount rate. The Company remeasured the fair value of the shares of Class A common stock issuable upon the estimated achievement levels of the third annual target at each subsequent reporting date until the liability was fully settled in the fourth quarter of 2022 (see Note 4).

The following tables summarize the purchase price for Eversurance and the allocation of the purchase price (in thousands):

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

Customer relationships were valued using the income approach and are being amortized to sales and marketing expense over their estimated useful life of five years. Significant assumptions and estimates utilized in the model include the customer attrition rate and discount rate.

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

4. Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,812	$—	$—	$15,812
Liabilities:
Contingent consideration liability associated with acquisition of PolicyFuel included in accrued expense and other current liabilities	—	—	25	25
Contingent consideration liability associated with acquisition of PolicyFuel included in other long-term liabilities	—	—	125	125
	$—	$—	$150	$150

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$20,502	$—	$—	$20,502
Liabilities:
Contingent consideration liability associated with acquisition of Eversurance included in other long-term liabilities	$—	$—	$920	$920
Contingent consideration liability associated with acquisition of PolicyFuel included in accrued expense and other current liabilities	—	—	629	629
Contingent consideration liability associated with acquisition of PolicyFuel included in other long-term liabilities	—	—	4,625	4,625
	$—	$—	$6,174	$6,174

There were no transfers into or out of Level 3 during the years ended December 31, 2022, 2021 or 2020.

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

The Company estimated the fair value of the maximum 58,754 shares of Class A common stock issuable as contingent consideration upon achievement of certain Eversurance revenue targets (see Note 3) using probability of achievement of the revenue target (acquisition specific input) and the market value of the Company’s Class A common stock (observable input). The decrease in fair value of the contingent consideration liability for the years ended December 31, 2022 and 2021 was due to the decrease in the market value of the Company’s Class A common stock during the periods. The increase in fair value of the contingent consideration liability for the year ended December 31, 2020 was due primarily to a change in estimate of forecasted revenue. Shares of Class A common stock were issued in December 2022 to settle the third and final milestone at which time the fair value of the contingent consideration liability was reclassified to stockholders' equity.

The Company uses a Monte Carlo simulation model in its estimates of the fair value of the contingent consideration liabilities related to the PolicyFuel acquisition. The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of the Company’s Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. The decrease in fair value of contingent consideration related to the Class A common stock issuable upon achievement of revenue targets during the year ended December 31, 2022 was primarily due to a change in estimate of forecasted revenue and the decrease in market value of the Company’s Class A common stock. The increase in fair value of contingent consideration related to the Class A common stock issuable upon achievement of revenue targets for the year ended December 31, 2021 was primarily due to a change in estimate of forecasted revenue, partially offset by the decrease in the market value of the Company’s Class A common stock during the year. In December 2022, the Company issued shares of Class A common stock in settlement of the first annual milestone, at which time the fair value of the contingent consideration liability for the first milestone was reclassified to stockholders' equity.

The following table provides a roll-forward of the aggregate fair values of the Company’s contingent consideration liabilities for which fair value is determined by Level 3 inputs (in thousands):

Contingent
Consideration
Liabilities
Fair value at December 31, 2019	$—
Acquisition of Eversurance	416
Change in fair value of contingent consideration related to Eversurance acquisition	1,778
Fair value at December 31, 2020	2,194
Acquisition of PolicyFuel	3,784
Change in fair value of contingent consideration related to Eversurance acquisition	(1,274)
Change in fair value of contingent consideration related to PolicyFuel acquisition	1,470
Fair value at December 31, 2021	6,174
Change in fair value of contingent consideration related to Eversurance acquisition	(90)
Contingent consideration related to Eversurance acquisition settled in Class A common stock	(830)
Change in fair value of contingent consideration related to PolicyFuel acquisition	(4,045)
Contingent consideration related to PolicyFuel acquisition settled in Class A common stock	(1,059)
Fair value at December 31, 2022	$150

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

Changes in goodwill were as follows (in thousands):

Balance December 31, 2020	$9,794
Final adjustment to Eversurance purchase price allocation	175
Goodwill resulting from PolicyFuel acquisition	11,532
Balance December 31, 2021 and 2022	$21,501

Acquired intangible assets consisted of the following (in thousands):

		December 31, 2022
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	7.6	$10,200	$(3,353)	$6,847
Developed technology	3.0	1,700	(786)	914
Other identifiable intangible assets	2.8	570	(376)	194
		$12,470	$(4,515)	$7,955

		December 31, 2021
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	7.6	$10,200	$(1,830)	$8,370
Developed technology	3.0	1,700	(217)	1,483
Other identifiable intangible assets	2.8	570	(194)	376
		$12,470	$(2,241)	$10,229

Amortization expense for intangible assets for the years ended December 31, 2022, 2021 and 2020 was $2.3 million, $1.7 million and $0.5 million, respectively. Future amortization expense of the intangible assets as of December 31, 2022, is expected to be as follows (in thousands):

Year Ending December 31,
2023	$2,001
2024	1,715
2025	960
2026	685
2027	2,594
$7,955

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Computer equipment	$2,822	$2,755
Software	14,733	12,888
Furniture and fixtures	1,221	1,127
Leasehold improvements	975	906
	19,751	17,676
Less: Accumulated depreciation and amortization	(13,291)	(11,880)
	$6,460	$5,796

Depreciation and amortization expense was $3.6 million, $3.3 million and $2.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company capitalized costs associated with the development of internal use software of $3.6 million, $2.2 million and $3.0 million included in the Software line item above and recorded related amortization expense of $2.7 million, $2.6 million and $2.2 million (included in depreciation and amortization expense) during the years ended December 31, 2022, 2021 and 2020, respectively. The remaining net book value of capitalized software costs was $5.3 million and $4.4 million as of December 31, 2022 and 2021, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued employee compensation and benefits	$4,254	$4,115
Accrued advertising expenses	3,970	5,669
Other current liabilities	1,700	3,231
	$9,924	$13,015

8. Loan and Security Agreement

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

Borrowings are collateralized by substantially all of the Company’s assets and property. Under the Amended Loan Agreement, the Company has agreed to affirmative and negative covenants to which the Company will remain subject until maturity. The covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Amended Loan Agreement and through December 31, 2023, the Company is required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash held at the Lender and eligible accounts receivable divided by all borrowings outstanding under the Amended Loan Agreement. Commencing December 31, 2023, the company is required to maintain, and test on a quarterly basis, a fixed charge coverage ratio and a leverage ratio. The fixed charge coverage ratio is measured as the Company’s ratio of (i) trailing twelve-month adjusted “EBITDA” (as defined in the Amended Loan Agreement) less capital expenditures, less cash taxes, to (ii) trailing twelve-month interest and principal payments to the Lender, of at least 1.25 to 1.00. The leverage ratio is measured as the ratio of (i) the Company’s outstanding obligations owing to the Lender, to (ii) the Company’s trailing twelve-month adjusted EBITDA (as defined in the Amended Loan Agreement), of not more than 3.00 to 1.00. As of December 31, 2022, the Company was in compliance with these covenants.

As of December 31, 2022, the Company had no amounts outstanding under the revolving line of credit.

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

During the year ended December 31, 2022, the Company issued 58,754 shares of Class A common stock to the former owners of Eversurance upon achievement of the third and final target of the contingent consideration arrangement. During the year ended December 31, 2021, the Company issued 39,168 shares of Class A common stock to the former owners of Eversurance upon achievement of the first two targets of the contingent consideration arrangement (see Note 3). During the year ended December 31, 2022, the Company issued 62,671 shares of Class A common stock to the former owners of PolicyFuel upon achievement of the first target of the contingent consideration arrangement (see Note 3).

During the year ended December 31, 2022, the Company sold 1,004,016 shares of Class A common stock at a purchase price of $14.94 per share for gross proceeds of $15.0 million in a private placement to a related party (see Note 15).

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2022, 1,518,804 shares remained available for future grant under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,629,382 shares effective as of January 1, 2023 in accordance with the provisions of the 2018 Plan described above.

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

Stock Option Valuation

The fair value of stock option grants with service-based or performance-based vesting conditions is estimated on the date of grant using the Black-Scholes option-pricing model. The volatility has been determined using the Company’s traded stock price to estimate expected volatility. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the fair value of the stock option grants during the year ended December 31, 2022 is as follows, presented on a weighted-average basis:

Year Ended
December 31, 2022
Risk-free interest rate	3.2%
Expected volatility	78.1%
Expected dividend yield	—
Expected term (in years)	6.1

The grant date fair value of stock options granted during the year ended December 31, 2022 was $6.79 per share.

The Company did not grant stock options in the year ended December 31, 2021.

During the year ended December 31, 2020, the Company granted 531,108 options with service-based, market-based and performance-based vesting conditions. The fair value of these grants was estimated on the date of grant using a Monte Carlo simulation model. Stock-based compensation expense is recognized over the service period when the achievement of the performance-based vesting conditions is probable regardless of whether the market condition is achieved. The aggregate grant date fair value of these options was $8.1 million. As the Company has deemed achievement of the performance condition to be probable, the Company is recognizing stock-based compensation for these awards over the estimated service period using the graded-vesting method.

Stock Option Activity

The following table summarizes the Company’s option activity since December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	1,539,573	$14.37	5.36	$9,820
Granted	717,800	9.78
Exercised	(138,816)	6.78
Forfeited	(46,319)	9.67
Outstanding as of December 31, 2022	2,072,238	$13.40	5.88	$10,986
Vested and expected to vest as of December 31, 2022	1,883,714	$13.92	5.64	$9,752
Options exercisable as of December 31, 2022	1,135,158	$9.72	4.09	$7,517

As of December 31, 2022, outstanding options of 1,507,653 were for the purchase of Class A common stock and outstanding options of 564,585 were for the purchase of either Class A common stock or Class B common stock.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $1.0 million, $12.9 million and $26.6 million, respectively.

Restricted Stock Units

The Company has granted RSUs with service-based vesting conditions and with both service-based and performance-based vesting conditions. RSUs with service-based and both service-based and performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares.

The following table summarizes the Company’s RSU activity since December 31, 2021:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2021	2,798,761	$23.93
Granted	1,707,619	12.49
Vested	(1,333,639)	21.96
Forfeited	(660,811)	22.85
Unvested balance December 31, 2022	2,511,930	$17.48

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

During the year ended December 31, 2021, the Company granted service- and performance-based RSUs as Inducement Awards that will vest for a variable number of shares of the Company’s Class A common stock upon the achievement (at varying levels) of certain revenue targets measured at twelve-month intervals over three years. The number of shares to be issued upon achievement of each of the revenue targets will be based on a fixed dollar value divided by the volume weighted average price per share of the Company’s Class A common stock for a 20-day period preceding each revenue achievement determination date. The number of shares of Class A common stock that may be issued in settlement of such awards is capped at 173,042, with any remainder being settleable in cash or unregistered shares solely at the Company’s option. Because a variable number of shares will be issued for a fixed dollar amount, the Company has accounted for the obligation to issue such shares as a liability. As of December 31, 2022 and 2021, the balance of the liability included in accrued expenses and other current liabilities was zero and $0.1 million, respectively. During the year ended December 31, 2021, the Company granted 17,030 performance-based RSUs as Inducement Awards with no service requirement as PolicyFuel contingent consideration. The fair value of this issuance has been included in the fair value of contingent consideration (see Notes 3 and 4). During the year ended December 31, 2021, the Company granted performance-based RSUs as Inducement Awards as PolicyFuel contingent consideration that will vest for a variable number of shares of the Company’s Class A common stock upon the achievement (at varying levels) of certain revenue targets measured at twelve-month intervals over the next three years, but which have no service conditions. The number of shares to be issued upon achievement of each of the revenue targets is based on a fixed dollar amount divided by the volume weighted average price per share of the Company’s Class A common stock for a 20-day period preceding each revenue target determination date. The maximum number of shares of Class A common stock that may be issued as Inducement Awards in settlement of the contingent consideration obligation is capped at 34,060, with any remainder being settleable in cash or unregistered shares solely at the Company’s option. The fair value of such awards has been included in the fair value of contingent consideration (see Notes 3 and 4).

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$281	$363	$361
Sales and marketing	11,018	12,405	10,246
Research and development	10,328	9,551	7,751
General and administrative	7,359	7,701	5,821
	$28,986	$30,020	$24,179

As of December 31, 2022, unrecognized compensation expense for RSUs and option awards was $33.4 million, which is expected to be recognized over a weighted average period of 2.5 years.

11. Income Taxes

The Company has not recorded income tax benefits for net operating losses incurred or research and development tax credits generated, as the Company believed, based upon the weight of available evidence, that it is more likely than not that its net operating loss and tax credit carryforwards will not be realized. The Company’s foreign operations have not been significant and therefore, the Company has not provided for foreign taxes. During the year ended December 31, 2021, the Company released $2.5 million of its valuation allowance related to the net deferred tax liability recorded as a result of the PolicyFuel acquisition. The Company maintains a valuation allowance on its overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	7.3	5.2	4.2
Federal and state research and development tax credits	2.3	5.6	12.4
Nondeductible items	2.8	(2.0)	(0.7)
Stock-based compensation	(16.0)	10.9	97.2
Deferred taxes on acquisition	2.5	11.4	—
Other	—	0.4	2.2
Change in valuation allowance	(19.9)	(41.1)	(136.3)
Effective income tax rate	—%	11.4%	—%

Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$24,621	$27,364
Research and development tax credit carryforwards	7,950	7,559
Accrued expenses and other current liabilities	307	280
Capitalized research and development	7,186	—
Property and equipment	271	225
Stock-based compensation	2,593	2,896
Operating lease liability	1,706	2,167
Other	156	—
Total deferred tax assets	44,790	40,491
Valuation allowance	(41,755)	(36,921)
Net deferred tax assets	3,035	3,570
Deferred tax liabilities:
Capitalized software development costs	(1,313)	(1,095)
Operating lease right-of-use assets	(1,529)	(1,911)
Intangible assets	(193)	(528)
Other	—	(36)
Total deferred tax liabilities	(3,035)	(3,570)

Net deferred tax assets and liabilities	$—	$—

As of December 31, 2022, the Company had federal net operating loss carryforwards of $91.7 million to offset future taxable income, which do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2022, the Company had state net operating loss carryforwards of $84.0 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2022, the Company also had federal and state research and development tax credit carryforwards of $5.3 million and $3.4 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code ("IRC") of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. In 2019, the Company performed an analysis of the ownership changes as defined within IRC Section 382(g) during the period beginning with the first issuance of the Company’s stock on August 8, 2008 through June 30, 2019. It was determined that it is more likely than not that the Company did not undergo an ownership change within the meaning of IRC Section 382(g) during the analysis period. Therefore, net operating losses for that period are not limited and are available to cover future taxable income. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since June 30, 2019 due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since June 30, 2019, utilization of the net operating loss carryforwards or research and development tax credit carryforwards generated after June 30, 2019 may be subject to an annual limitation, which would be determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of such net operating loss carryforwards or research and development tax credit carryforwards before utilization.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised primarily of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and estimated future taxable income and has concluded that it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021. The Company reevaluates the positive and negative evidence at each reporting period.

The increase in the valuation allowance for deferred tax assets during the year ended December 31, 2022 related primarily to capitalized research and development costs due to the new requirement to capitalize research and development costs under IRC Section 174, partially offset by a decrease in net operating loss carryforwards that were used to offset taxable income. The Company generated taxable income for the year ended December 31, 2022 due to the requirement to capitalize research and development costs. The increases in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 related primarily to an increase in net operating loss carryforwards and research and development tax credit carryforwards and stock-based compensation expense. The changes in the valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Valuation allowance as of beginning of year	$36,921	$30,558	$15,292
Decreases recorded to accumulated deficit	—	(159)	—
Decreases recorded as a benefit to income tax provision	—	(2,510)	—
Increases recorded to tax provision	4,834	9,032	15,266
Valuation allowance as of end of year	$41,755	$36,921	$30,558

The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. No reserve for uncertain tax positions or related interest and penalties has been recorded at December 31, 2022 and 2021.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2019 to the present, however, carryforward attributes that were generated prior to January 1, 2019 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

12. Leases

The Company leases office space in Cambridge, Massachusetts under a non-cancelable operating lease that expires in September 2024. In connection with the acquisition of Eversurance, the Company acquired a ten-year non-cancelable operating lease in Evansville, Indiana that expires in August 2030. The Company also leases office space in various locations under non-cancelable operating leases that expire at various dates through April 2025.

As of December 31, 2022 and 2021, the Company maintained security deposits of $0.5 million with the landlords of its leases, which amounts are included in other assets on the Company’s consolidated balance sheet.

The components of lease cost under ASC 842 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$2,896	$3,174	$2,590
Short-term lease cost	269	39	—
Variable lease cost	676	596	387
	$3,841	$3,809	$2,977

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$3,194	$3,271	$2,747
Operating lease liabilities arising from obtaining right-of-use assets	$1,096	$383	$541

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2022	2021

Weighted-average remaining lease term - operating leases (in years)	2.93	3.60
Weighted-average discount rate - operating leases	4.59%	4.62%

Because the interest rate implicit in the lease was not readily determinable, the Company's incremental borrowing rate was used to calculate the present value of the leases. In determining its incremental borrowing rate, the Company considered its credit quality and assessed interest rates available in the market for similar borrowings, adjusted for the impact of collateral over the term of the lease.

Future annual lease payments under the Company’s leases as of December 31, 2022 were as follows (in thousands):

Years ending December 31,
2023	$3,155
2024	2,480
2025	382
2026	177
2027	177
Thereafter	472
Total future minimum lease payments	6,843
Less: imputed interest	(406)
Total operating lease liabilities	$6,437

Total operating lease liabilities in the table above are classified on the consolidated balance sheet as follows (in thousands):

December 31, 2022
Current operating lease liabilities	$2,936
Operating lease liabilities, net of current portion	3,501
Total operating lease liabilities	$6,437

13. Commitments and Contingencies

Leases

The Company's commitments under its leases are described in Note 12.

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

Through December 31, 2022, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 and 2021.

Legal Proceedings and Other Contingencies

The Company was contacted by a representative from a state tax assessor’s office requesting remittance of uncollected sales taxes. The state tax assessor’s office has completed its audit for the period under review with no taxes due.

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

14. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.9 million, $0.9 million and $0.7 million during the years ended December 31, 2022, 2021 and 2020, respectively.

15. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals and to a lesser extent a small amount of office space. During the years ended December 31, 2022, 2021 and 2020, the Company recorded expense of $8.2 million, $3.5 million and $3.1 million, respectively, related to these arrangements. During the years ended December 31, 2022, 2021 and 2020, the Company paid $7.8 million, $3.8 million and $3.1 million, respectively, related to these arrangements. As of December 31, 2022 and 2021, amounts due to related-party affiliates totaled $0.6 million and $0.3 million, respectively, which were included in accounts payable and accrued expenses on the balance sheets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that as of December 31, 2022, our internal control over financial reporting is effective, based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Previously Reported Material Weaknesses

We previously identified material weaknesses in our internal control over financial reporting as of December 31, 2021 and 2020, due to deficiencies in control over certain information technology (IT) general controls for revenue-related systems that are relevant to the preparation of our financial statements. We updated our internal controls to remediate our control deficiencies by designing and implementing controls during the three months ended September 30, 2022 to mitigate the risks previously not addressed in our control environment. These remediation measures included designing and implementing controls over the provisioning and monitoring of user access rights and privileges, program change management, and completeness and accuracy of data utilized in revenue calculations. We completed our testing and evaluation of our internal control over financial reporting for the year ended December 31, 2022 and determined that as of December 31, 2022, our internal control over financial reporting was designed and operating effectively for a sufficient period for management to conclude that the material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the headings “Directors, Executive Officers and Corporate Governance⸺Compensation Committee Interlocks and Insider Participation”, “Executive Compensation” and “Director Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.2	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38549) filed with the SEC on February 25, 2022)
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

Exhibit Number	Description
10.10

Lease, dated as of July 24, 2013, as amended by the First, Second, Third, Fourth, Fifth and Sixth Amendments thereto, by and between BMR-Broadway LLC and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

10.11

Amended and Restated Loan and Security Agreement, dated August 7, 2020, by and between Western Alliance Bank and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on November 6, 2020)

10.12

Loan and Security Modification Agreement, dated July 15, 2022, by and between Western Alliance Bank and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 19, 2022)

10.13#

Offer Letter, dated as of July 31, 2017, by and between the Registrant and Jayme Mendal (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

10.14#

Employment Agreement, dated March 17, 2014, by and between the Registrant and John Wagner (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-38549) filed with the SEC on March 13, 2020)

10.15#	Offer Letter, dated as of November 4, 2019, by and between the Registrant and David Brainard
10.16

Seventh Amendment to Lease, dated as of September 26, 2018, by and between the Registrant and BMR-Broadway LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on October 1, 2018)

10.17#

Form of Performance-Based Stock Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on May 8, 2020)

10.18#

Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on February 15, 2022)

10.19

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

February 27, 2023	EVERQUOTE, INC.

	By:	/s/ Jayme Mendal
Jayme Mendal
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jayme Mendal Jayme Mendal	Chief Executive Officer and President and Director (Principal Executive Officer)	February 27, 2023

/s/ John Wagner John Wagner	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2023

/s/ David Blundin David Blundin	Chairman of the Board of Directors	February 27, 2023

/s/ Darryl Auguste Darryl Auguste	Director	February 27, 2023

/s/ Sanju Bansal Sanju Bansal	Director	February 27, 2023

/s/ Paul Deninger Paul Deninger	Director	February 27, 2023

/s/ John Lunny John Lunny	Director	February 27, 2023

/s/ George Neble George Neble	Director	February 27, 2023

/s/ John Shields John Shields	Director	February 27, 2023

/s/ Mira Wilczek Mira Wilczek	Director	February 27, 2023