Form 10-Q
period 2023-03-31
EverQuote, Inc.
filed 2023-05-09
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 10, 2023, the registrant had 27,384,243 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 5,604,278 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition liquidity and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, in our subsequent periodic filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. Risk Factors. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

Some of the key factors that could cause actual results to differ include:

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$28,753	$30,835
Accounts receivable, net	39,186	29,604
Commissions receivable, current portion	11,633	13,530
Prepaid expenses and other current assets	5,296	7,005
Total current assets	84,868	80,974
Property and equipment, net	6,594	6,460
Goodwill	21,501	21,501
Acquired intangible assets, net	7,438	7,955
Operating lease right-of-use assets	4,910	5,769
Commissions receivable, non-current portion	34,712	33,410
Other assets	414	450
Total assets	$160,437	$156,519
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,689	$30,680
Accrued expenses and other current liabilities	10,764	9,924
Deferred revenue	1,947	1,867
Operating lease liabilities	2,862	2,936
Total current liabilities	46,262	45,407
Operating lease liabilities, net of current portion	2,502	3,501
Other long-term liabilities	37	125
Total liabilities	48,801	49,033
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 27,356,482 shares and 26,447,880 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	27	26
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 5,604,278 and 6,139,774 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	276,186	269,521
Accumulated other comprehensive income (loss)	7	(6)
Accumulated deficit	(164,590)	(162,061)
Total stockholders' equity	111,636	107,486
Total liabilities and stockholders' equity	$160,437	$156,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$109,220	$110,681
Cost and operating expenses:
Cost of revenue	5,770	5,984
Sales and marketing	90,237	96,150
Research and development	7,927	8,196
General and administrative	7,830	6,941
Acquisition-related costs	(113)	(892)
Total cost and operating expenses	111,651	116,379
Loss from operations	(2,431)	(5,698)
Other income (expense):
Interest income	187	8
Other income (expense), net	1	(25)
Total other income (expense), net	188	(17)
Loss before income taxes	(2,243)	(5,715)
Income tax expense	(286)	—
Net loss	$(2,529)	$(5,715)
Net loss per share, basic and diluted	$(0.08)	$(0.19)
Weighted average common shares outstanding, basic and diluted	32,892	30,529

Comprehensive loss:
Net loss	$(2,529)	$(5,715)
Other comprehensive income:
Foreign currency translation adjustment	13	10
Comprehensive loss	$(2,516)	$(5,705)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	26,447,880	$26	6,139,774	$6	$269,521	$(6)	$(162,061)	$107,486
Issuance of common stock upon exercise of stock options	45,163	—	—	—	287	—	—	287
Net issuance of common stock upon vesting of restricted stock units	327,943	1	—	—	(131)	—	—	(130)
Transfer of Class B common stock to Class A common stock	535,496	—	(535,496)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,509	—	—	6,509
Foreign currency translation adjustment	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(2,529)	(2,529)
Balances at March 31, 2023	27,356,482	$27	5,604,278	$6	$276,186	$7	$(164,590)	$111,636

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

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,529)	$(5,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,407	1,511
Stock-based compensation expense	6,509	7,530
Change in fair value of contingent consideration liabilities	(113)	(892)
Provision for bad debt	245	75
Unrealized foreign currency transaction losses	9	7
Changes in operating assets and liabilities:
Accounts receivable	(9,827)	(10,973)
Prepaid expenses and other current assets	1,709	(287)
Commissions receivable, current and non-current	595	(5,381)
Operating lease right-of-use assets	688	645
Other assets	36	(29)
Accounts payable	4	13,296
Accrued expenses and other current liabilities	852	(2,857)
Deferred revenue	80	(112)
Operating lease liabilities	(902)	(663)
Net cash used in operating activities	(1,237)	(3,845)
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(1,007)	(681)
Net cash used in investing activities	(1,007)	(681)
Cash flows from financing activities:
Proceeds from exercise of stock options	287	558
Proceeds from private placement of common stock	—	15,000
Tax withholding payments related to net share settlement	(130)	—
Net cash provided by financing activities	157	15,558
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,082)	11,027
Cash, cash equivalents and restricted cash at beginning of period	30,835	35,101
Cash, cash equivalents and restricted cash at end of period	$28,753	$46,128
Supplemental disclosure of noncash investing and financing information:
Acquisition of property and equipment included in accounts payable	$67	$309
Operating lease liabilities arising from obtaining right-of-use assets	$—	$567

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $2.5 million for the three months ended March 31, 2023 and $24.4 million for the year ended December 31, 2022. As of March 31, 2023, the Company had an accumulated deficit of $164.6 million. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements, without considering borrowing availability under the Company’s credit facility.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2022 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2023 and results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022 have been made. The Company’s results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or any other period.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States and receives commissions from insurance provider customers for insurance policies sold. For the three months ended March 31, 2023, two customers represented 34% and 11%, respectively, of total revenue. For the three months ended March 31, 2022, two customers represented 14% and 11%, respectively, of total revenue. As of March 31, 2023, one customer accounted for 30% of the accounts receivable and commissions receivable balance. As of December 31, 2022, one customer accounted for 23% of the total accounts and commissions receivable balance.

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

The Company’s cash equivalents and contingent consideration liabilities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. Commissions receivable are recorded at the estimated constrained lifetime values.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. As of March 31, 2023 and December 31, 2022, the Company’s allowance for credit losses was $0.9 million and $0.7 million, respectively. During the three months ended March 31, 2023 and 2022, the Company wrote off an insignificant amount of uncollectible accounts.

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

Commission Revenue

The Company’s commission revenue consists of the estimated constrained lifetime values (the “constrained LTVs”) of commission payments the Company expects to receive from health insurance carriers and auto insurance carriers on the sale of insurance policies to consumers and renewals of such policies. Commission revenue is recognized upon satisfaction of the Company’s performance obligation. The Company considers its performance obligation related to commissions for both the initial policy sale and future renewals of the policy to be satisfied upon submission of the policy application. Therefore, a significant portion of the commission revenue the Company records upon satisfaction of its performance obligation is paid by the Company’s insurance provider customer over a multi-year time frame as policyholders renew and pay the insurance provider for their policies. The current portion of commissions receivable consists of estimated commissions on new policies sold and estimated renewal commissions on policies expected to be renewed within one year, while the non-current portion of commissions receivable are commissions for estimated renewals expected to be renewed beyond one year. Commission revenue represented approximately 9% and 13% of total revenue in the three months ended March 31, 2023 and 2022, respectively.

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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2023	2022
Direct channels	86%	88%
Indirect channels	14%	12%
	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended March 31,
	2023	2022
Automotive	$89,699	$87,675
Other	19,521	23,006
Total Revenue	$109,220	$110,681

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At March 31, 2023 and December 31, 2022, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.9 million as of December 31, 2022. During the three months ended March 31, 2023, the Company recognized revenue of $1.2 million that was included in the contract liability balance (deferred revenue) at December 31, 2022. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.

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

The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three months ended March 31, 2023 or 2022. While the Company is exposed to credit losses due to the non-payment by insurance carriers, it considers the risk of this to be remote.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023 and 2022, advertising expense totaled $73.6 million and $76.4 million, respectively.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2023	2022
Options to purchase common stock	2,271,325	1,569,865
Unvested restricted stock units	2,568,662	3,234,894
	4,839,987	4,804,759

The table above does not include shares of Class A common stock issuable upon settlement of contingent consideration for the Company’s acquisitions. Such shares are also not included in the Company’s calculation of basic or diluted net loss per common share until issued.

Recently Issued Accounting Pronouncements

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

3. Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$24,990	$—	$—	$24,990
Liabilities:
Contingent consideration liability associated with acquisition of PolicyFuel included in other long-term liabilities	$—	$—	$37	$37
	$—	$—	$37	$37

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,812	$—	$—	$15,812
Liabilities:
Contingent consideration liability associated with acquisition of PolicyFuel included in accrued expenses and other current liabilities	$—	$—	$25	$25
Contingent consideration liability associated with acquisition of PolicyFuel included in other long-term liabilities	—	—	125	125
	$—	$—	$150	$150

There were no transfers into or out of Level 3 during the three months ended March 31, 2023 or 2022.

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

Contingent consideration liabilities relate to the acquisition of Policy Fuel, LLC and its affiliated entities (“PolicyFuel”) in 2021. The former owners of PolicyFuel are eligible to receive a variable number of shares of Class A common stock upon the achievement (at varying levels) of certain annual revenue targets over the three-year period following the acquisition. Contingent consideration liabilities are valued by the Company using significant inputs not observable in the market (a Level 3 measurement). The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized as acquisition-related costs within the consolidated statements of operations and comprehensive loss.

The Company uses a Monte Carlo simulation model in its estimates of the fair value of the contingent consideration related to the PolicyFuel acquisition. The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of the Company’s Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. The decrease in fair value of contingent consideration related to the Class A common stock issuable upon achievement of revenue targets during the three months ended March 31, 2023 and 2022 was primarily due to changes in estimates of forecasted revenue.

The following table provides a roll-forward of the aggregate fair values of the Company’s contingent consideration liabilities for which fair value is determined by Level 3 inputs (in thousands):

Contingent
Consideration
Liabilities
Fair value at December 31, 2022	$150
Change in fair value of contingent consideration related to PolicyFuel acquisition	(113)
Fair value at March 31, 2023	$37

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

There were no changes to goodwill for the three months ended March 31, 2023.

Acquired intangible assets consisted of the following (in thousands):

		March 31, 2023
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	7.6	$10,200	$(3,678)	$6,522
Developed technology	3	1,700	(930)	770
Other identifiable intangible assets	2.8	570	(424)	146
		$12,470	$(5,032)	$7,438

		December 31, 2022
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	7.6	$10,200	$(3,353)	$6,847
Developed technology	3	1,700	(786)	914
Other identifiable intangible assets	2.8	570	(376)	194
		$12,470	$(4,515)	$7,955

Future amortization expense of intangible assets as of March 31, 2023 is expected to be as follows (in thousands):

Year Ending December 31,
2023 (remaining nine months)	$1,484
2024	1,715
2025	960
2026	685
2027	708
Thereafter	1,886
$7,438

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued employee compensation and benefits	$4,179	$4,254
Accrued advertising expenses	4,666	3,970
Other current liabilities	1,919	1,700
	$10,764	$9,924

6. Loan and Security Agreement

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

Borrowings are collateralized by substantially all of the Company’s assets and property. Under the Amended Loan Agreement, the Company has agreed to affirmative and negative covenants to which the Company will remain subject until maturity. The covenants include limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Amended Loan Agreement and through December 31, 2023, the Company is required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash held at the Lender and eligible accounts receivable divided by all borrowings outstanding under the Amended Loan Agreement. Commencing December 31, 2023, the company is required to maintain, and test on a quarterly basis, a fixed charge coverage ratio and a leverage ratio. The fixed charge coverage ratio is measured as the Company’s ratio of (i) trailing twelve-month adjusted “EBITDA” (as defined in the Amended Loan Agreement) less capital expenditures, less cash taxes, to (ii) trailing twelve-month interest and principal payments to the Lender, of at least 1.25 to 1.00. The leverage ratio is measured as the ratio of (i) the Company’s outstanding obligations owing to the Lender, to (ii) the Company’s trailing twelve-month adjusted EBITDA (as defined in the Amended Loan Agreement), of not more than 3.00 to 1.00. As of March 31, 2023, the Company was in compliance with these covenants.

As of March 31, 2023, the Company had no amounts outstanding under the revolving line of credit.

7. Stock-Based Compensation

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,629,382 shares effective as of January 1, 2023 in accordance with the provisions of the 2018 Plan described above. As of March 31, 2023, 2,519,261 shares remained available for future grant under the 2018 Plan.

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

During the three months ended March 31, 2023, the Company granted 699,880 service-based options and RSUs under the 2018 Plan with an aggregate grant date fair value of $9.9 million.

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

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$54	$59
Sales and marketing	2,273	3,210
Research and development	2,374	2,411
General and administrative	1,808	1,850
	$6,509	$7,530

As of March 31, 2023, unrecognized compensation expense for RSUs and option awards was $36.6 million, which is expected to be recognized over a weighted average period of 2.6 years.

8. Commitments and Contingencies

Leases

The Company leases office space under various non-cancelable operating leases. There have been no material changes to the Company’s leases during the three months ended March 31, 2023. For additional information, please read Note 12, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Through March 31, 2023, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2023 and December 31, 2022.

Legal Proceedings and Other Contingencies

The Company is from time to time subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of its business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or financial condition.

9. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.2 million during each of the three months ended March 31, 2023 and 2022.

10. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended March 31, 2023 and 2022, the Company recorded expense of $1.8 million and $1.2 million, respectively, related to these arrangements. During the three months ended March 31, 2023 and 2022, the Company paid $1.8 million and $0.7 million, respectively, related to these arrangements. As of March 31, 2023, and December 31, 2022, amounts due to related-party affiliates totaled $0.6 million and $0.6 million, respectively, which were included in accounts payable on the condensed consolidated balance sheets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2022, on file with the Securities and Exchange Commission. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below, elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. Risk Factors, and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In the three months ended March 31, 2023 and 2022, our total revenue was $109.2 million and $110.7 million, respectively, representing a year-over-year decrease of 1.3%. We had net losses of $2.5 million and $5.7 million for the three months ended March 31, 2023 and 2022, respectively, and had $5.4 million and $2.4 million in adjusted EBITDA for the three months ended March 31, 2023 and 2022, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

Factors Affecting Our Performance

We believe that our performance and future growth depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below, elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. Risk Factors, and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

Auto insurance industry risk

We derive a significant portion of our revenue from auto insurance providers, including our two largest insurance carrier customers who represented 34% and 11%, respectively, of total revenue for the three months ended March 31, 2023, and our financial results depend on the performance of the auto insurance industry. Starting in the third quarter of 2021, the auto insurance industry has experienced deteriorating underwriting performance due to a sudden rise in the severity of claims caused by inflationary increases in the cost to repair and replace vehicles and settle medical and injury claims. The increase in claims severity has reduced underwriting performance for auto insurance carriers, causing them to implement policy premium increases and reduce spending on new customer acquisition. The reduction in new customer acquisition spending by auto insurance carriers had a negative impact on the pricing and demand for consumer referrals in our marketplace during 2022.

The state of the auto insurance market remains dynamic. In January 2023, we saw a major carrier return to higher spending patterns, but subsequently reduce customer acquisition spending in April 2023 due to higher than expected claims losses. We expect revenue from referrals to continue to be impacted by changes in demand from our insurance carrier customers caused by cost inflation, claim severity and frequency and the adequacy of policy premiums to cover the cost of claims.

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

We also generate revenue from commissions paid to us by insurance carriers for the sale of policies, primarily in our health and automotive verticals. Commission revenue represented approximately 9% and 13% of total revenue in the three months ended March 31, 2023 and 2022, respectively. Commission revenue is recognized upon satisfaction of our performance obligation, which we consider to be submission of the policy application to the insurance carrier. We recognize revenue based on our constrained estimate of commission payments we expect to receive over the lifetime of the policies sold, which we refer to as constrained lifetime values, or constrained LTVs, of commission payments.

For the periods presented, our total revenue consisted of revenue generated from our automotive and other insurance verticals, which includes home and renters, life and health insurance verticals, as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Automotive	$89,699	$87,675
Other	19,521	23,006
Total Revenue	$109,220	$110,681

We expect an overall decrease in revenue in 2023 as compared to 2022 as we anticipate decreased spending from our carrier partners. We expect revenue to fluctuate from quarter to quarter and, in particular, for our commission revenue to be positively impacted during the open and annual enrollment periods in our health vertical.

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

Sales and Marketing

Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions and amortization of sales and marketing-related intangible assets. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests, including the cost of quote requests we acquire from our verified partner network, and promoting our marketplace to carriers and agents. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. In order to continue to grow our business and brand awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. We expect our sales and marketing expense will decrease in the near term as we expect decreased carrier spend for referrals, which will impact our advertising expenditures.

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

General and Administrative

General and administrative expense consists of personnel-related costs and related expenses for executive, finance, legal, human resources, technical support and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums and payment processing and billing costs. We expect that general and administrative expense will remain relatively consistent in the near term.

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

Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(2,529)	$(5,715)
Stock-based compensation	6,509	7,530
Depreciation and amortization	1,407	1,511
Acquisition-related costs	(113)	(892)
Interest income	(187)	(8)
Income tax expense	286	—
Adjusted EBITDA	$5,373	$2,426

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following tables set forth our results of operations for the periods shown:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Statement of Operations Data:
Revenue(1)	$109,220	$110,681
Cost and operating expenses(2):
Cost of revenue	5,770	5,984
Sales and marketing	90,237	96,150
Research and development	7,927	8,196
General and administrative	7,830	6,941
Acquisition-related costs	(113)	(892)
Total cost and operating expenses	111,651	116,379
Loss from operations	(2,431)	(5,698)
Other income (expense):
Interest income	187	8
Other income (expense), net	1	(25)
Total other income (expense), net	188	(17)
Loss before income taxes	(2,243)	(5,715)
Income tax expense	(286)	—
Net loss	$(2,529)	$(5,715)
Other Financial and Operational Data:
Variable marketing margin	$35,593	$34,264
Adjusted EBITDA(3)	$5,373	$2,426

(1)  Comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2023	2022
Direct channels	86%	88%
Indirect channels	14%	12%
	100%	100%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$54	$59
Sales and marketing	2,273	3,210
Research and development	2,374	2,411
General and administrative	1,808	1,850
	$6,509	$7,530

(3) See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Revenue:

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$109,220	$110,681	$(1,461)	-1.3%

Revenue decreased by $1.5 million from $110.7 million for the three months ended March 31, 2022 to $109.2 million for the three months ended March 31, 2023. The decrease was due to a decrease of $3.5 million in revenue from our other insurance verticals, partially offset by an increase of $2.0 million in revenue from our automotive vertical. The decrease in revenue from our other insurance verticals was due to a decrease of $2.2 million in commission revenue and a decrease in carrier spend for referrals of $1.3 million, with both of these decreases primarily attributable to our health vertical. The increase in revenue from our automotive vertical was primarily due to an increase in carrier spend for referrals of $4.8 million, partially offset by a decrease of $2.8 million in commission revenue.

Cost of Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$5,770	$5,984	$(214)	-3.6%
Percentage of revenue	5.3%	5.4%

Cost of revenue decreased by $0.2 million from $6.0 million for the three months ended March 31, 2022 to $5.8 million for the three months ended March 31, 2023. Cost of revenue decreased primarily due to a decrease in third-party call center costs of $0.6 million as a result of shifting call referrals from third-party call centers to employees. Hosting costs also decreased by $0.4 million. These decreases were partially offset by increased personnel-related costs and office and occupancy allocations of $0.6 million and $0.1 million, respectively.

Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing expense	$90,237	$96,150	$(5,913)	-6.1%
Percentage of revenue	82.6%	86.9%

Sales and marketing expense decreased by $5.9 million from $96.2 million for the three months ended March 31, 2022 to $90.2 million for the three months ended March 31, 2023. The decrease in sales and marketing expense was primarily due to a decrease in advertising costs of $2.8 million and a decrease in personnel-related costs of $2.6 million, primarily in our DTC agency. Personnel-related costs included stock-based compensation expense of $2.3 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively. Referral verification service costs and technology service costs each also decreased by $0.2 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Research and Development

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development expense	$7,927	$8,196	$(269)	-3.3%
Percentage of revenue	7.3%	7.4%

Research and development expense decreased by $0.3 million from $8.2 million for the three months ended March 31, 2022 to $7.9 million for the three months ended March 31, 2023. The decrease in research and development expense was primarily due to a decrease in personnel-related costs.

General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative expense	$7,830	$6,941	$889	12.8%
Percentage of revenue	7.2%	6.3%

General and administrative expenses increased by $0.9 million from $6.9 million for the three months ended March 31, 2022 to $7.8 million for the three months ended March 31, 2023. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $0.3 million, an increase in legal and consulting fees of $0.3 million and an increase in bad debt expense of $0.2 million.

Acquisition-related

Acquisition-related costs for the three months ended March 31, 2023 and 2022 solely consisted of the change in fair value of our contingent consideration liabilities recorded as the result of our acquisitions. We recorded credits to acquisition-related costs for the three months ended March 31, 2023 and 2022 of $0.1 million and $0.9 million, respectively, related to the decrease in the fair value of our contingent consideration liability due to changes to our future revenue forecasts.

Other Income (Expense)

Interest income increased by $0.2 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to increases in interest rates. Other income (expense), net was not significant for either of the three months ended March 31, 2023 or 2022.

Income Tax Expense

We recorded income tax expense of $0.3 million in the three months ended March 31, 2023. We maintain a valuation allowance on our overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.

Variable Marketing Margin

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$109,220	$110,681	$(1,461)	-1.3%
Less: total advertising expense (a component of sales and marketing expense)	73,627	76,417
Variable marketing margin	$35,593	$34,264	$1,329	3.9%
Percentage of revenue	32.6%	31.0%

The increase in variable marketing margin was due primarily to traffic optimization.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of $28.8 million as of March 31, 2023 and availability of up to $45.0 million under our revolving line of credit and term loan, each of which were amended in July 2022. On July 15, 2022, we entered into the Loan and Security Modification Agreement, which amended our existing Loan and Security Agreement, or the 2020 Loan Agreement, with Western Alliance Bank, or the Lender, to extend the maturity date of the revolving line of credit to July 15, 2025, to increase the revolving line of credit available thereunder from $25.0 million to $35.0 million, and to provide us with access to a term loan of up to $10.0 million. We refer to the 2020 Loan Agreement, as amended by the Loan and Security Modification Agreement, as the Amended Loan Agreement.

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

Borrowings are collateralized by substantially all of our assets and property. Under the Amended Loan Agreement, we agreed to affirmative and negative covenants to which we will remain subject until maturity. The covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Amended Loan Agreement and through December 31, 2023, we are required to maintain a minimum asset coverage ratio of 1.5 to 1 calculated as the sum of unrestricted cash held at the Lender and eligible accounts receivable divided by all borrowings outstanding under the Amended Loan Agreement. Commencing December 31, 2023, we are required to maintain, and test on a quarterly basis, a fixed charge coverage ratio and a leverage ratio. The fixed charge coverage ratio is measured as the ratio of (i) our trailing twelve-month adjusted “EBITDA” (as defined in the Amended Loan Agreement) less capital expenditures, less cash taxes, to (ii) our trailing twelve-month interest and principal payments to the Lender, of at least 1.25 to 1.00. The leverage ratio is measured as the ratio of (i) our outstanding obligations owing to the Lender, to (ii) our trailing twelve-month adjusted EBITDA (as defined in the Amended Loan Agreement), of not more than 3.00 to 1.00. As of March 31, 2023, we were in compliance with these covenants.

Since our inception, we have incurred operating losses and may continue to incur losses in the foreseeable future. Additionally, a significant portion of the commission revenue we record will be collected over a multi-year time frame as policyholders renew their policies, and we are paid commissions on those renewals. As of March 31, 2023, $34.7 million of our $46.3 million commissions receivable contract asset was classified as long-term. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without considering the borrowing availability under our credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, the expansion of sales and marketing activities, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(1,237)	$(3,845)
Net cash used in investing activities	(1,007)	(681)
Net cash provided by financing activities	157	15,558
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,082)	$11,027

Net cash used in operating activities

Operating activities used $1.2 million during the three months ended March 31, 2023, primarily resulting from our net loss of $2.5 million and net cash used by changes in our operating assets and liabilities of $6.8 million, partially offset by net non-cash charges of $8.1 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $9.8 million increase in accounts receivable, partially offset by decreases of $1.7 million in prepaid expenses and other current assets and $0.6 million in commissions receivable and an increase in accounts payable and accrued expenses and other current liabilities of $0.9 million. Operating activities used $3.8 million during the three months ended March 31, 2022 primarily resulting from our net loss of $5.7 million and net cash used by operating activities of $6.4 million, partially offset by net non-cash charges of $8.2 million. Net cash used by changes in our operating assets and liabilities consisted primarily of an $11.0 million increase in accounts receivable and a $5.4 million increase in commissions receivable, partially offset by a $10.4 million increase in accounts payable and accrued expenses and other current liabilities.

Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities were generally due to changes in our business and timing of customer and vendor invoicing and payments. Collection of commissions receivable depends upon the timing of our receipt of commission payments from insurance carriers. A significant portion of our commissions receivable is classified as long-term.

Net cash used in investing activities

Net cash used in investing activities was $1.0 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. Net cash used in investing activities for the three months ended March 31, 2023 and 2022 included the acquisition of property and equipment, which included the capitalization of certain software development costs. During the three months ended March 31, 2023 and 2022, we capitalized $0.9 million and $0.5 million, respectively, of software development costs.

Net cash provided by financing activities

During the three months ended March 31, 2023 and 2022, net cash provided by financing activities was $0.2 million and $15.6 million, respectively. Net cash provided by financing activities during the three months ended March 31, 2023 consisted of proceeds received from the exercise of common stock options, partially offset by tax withholding payments relating to net share settlements. Net cash provided by financing activities during the three months ended March 31, 2022 consisted of $15.0 million of proceeds from the issuance and sale of shares of common stock in a private placement with Recognition Capital, LLC, an entity which is owned and controlled by David Blundin, Chairman of the Board of Directors and co-founder of our company, and $0.6 million from the exercise of common stock options.

Contractual Obligations and Commitments

There have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

•
stock-based compensation expense.

There have been no material changes to our critical accounting policies from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2022, on file with the Securities and Exchange Commission. For further disclosure, refer to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a credit agreement that provides us with credit at a floating rate of interest. As of March 31, 2023, we had no outstanding borrowings under our credit facility and therefore no material exposure to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings and this item is included in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our subsequent periodic filings with the Securities and Exchange Commission. Other than as reflected in the following updated risk factor, there has been no material change from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022:

A significant portion of our revenue in recent periods was derived from two customers, and our results of operations could be adversely affected and stockholder value harmed if we lose business from these customers.

Sales to Progressive Casualty Insurance Company accounted for 34% of our revenue for the three months ended March 31, 2023 and 21% of our revenue for the year ended December 31, 2022. Sales to State Farm Mutual Automobile Insurance Company accounted for 11% of our revenue for the three months ended March 31, 2023 and 11% of our revenue for the year ended December 31, 2022. These customers made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that these customers will continue to purchase from us at their historical levels or at all. If these customers were to reduce their level of purchases from us or discontinue their relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no shares of equity securities sold or issued, or options granted, by us during the three months ended March 31, 2023 that were not registered under the Securities Act of 1933, as amended, and that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from January 1, 2023 to March 31, 2023.

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

EVERQUOTE, INC.

Date: May 8, 2023	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: May 8, 2023	By:	/s/ John Wagner
John Wagner Chief Financial Officer and Treasurer (Principal Financial Officer)