Form 10-Q
period 2023-06-30
EverQuote, Inc.
filed 2023-08-08
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of June 30, 2023, the registrant had 27,762,010 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 5,604,278 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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
•
the impact of our recent restructuring and anticipated costs savings and operational efficiencies;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$31,048	$30,835
Accounts receivable, net	22,050	29,604
Commissions receivable, current portion	12,647	13,530
Prepaid expenses and other current assets	5,140	7,005
Total current assets	70,885	80,974
Property and equipment, net	6,689	6,460
Goodwill	21,501	21,501
Acquired intangible assets, net	6,920	7,955
Operating lease right-of-use assets	4,224	5,769
Commissions receivable, non-current portion	34,422	33,410
Other assets	414	450
Total assets	$145,055	$156,519
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,879	$30,680
Accrued expenses and other current liabilities	10,206	9,924
Deferred revenue	1,809	1,867
Operating lease liabilities	2,837	2,936
Total current liabilities	37,731	45,407
Operating lease liabilities, net of current portion	1,786	3,501
Other long-term liabilities	—	125
Total liabilities	39,517	49,033
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 27,762,010 shares and 26,447,880 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	28	26
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 5,604,278 and 6,139,774 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	283,266	269,521
Accumulated other comprehensive income (loss)	21	(6)
Accumulated deficit	(177,783)	(162,061)
Total stockholders' equity	105,538	107,486
Total liabilities and stockholders' equity	$145,055	$156,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$67,985	$101,915	$177,205	$212,596
Cost and operating expenses:
Cost of revenue	5,547	6,059	11,317	12,043
Sales and marketing	58,795	87,854	149,032	184,004
Research and development	7,450	8,245	15,377	16,441
General and administrative	5,768	7,357	13,598	14,298
Restructuring and other charges	3,832	—	3,832	—
Acquisition-related costs	(37)	(3,779)	(150)	(4,671)
Total cost and operating expenses	81,355	105,736	193,006	222,115
Loss from operations	(13,370)	(3,821)	(15,801)	(9,519)
Other income (expense):
Interest income	271	37	458	45
Other income (expense), net	(16)	28	(15)	3
Total other income, net	255	65	443	48
Loss before income taxes	(13,115)	(3,756)	(15,358)	(9,471)
Income tax expense	(78)	—	(364)	—
Net loss	$(13,193)	$(3,756)	$(15,722)	$(9,471)
Net loss per share, basic and diluted	$(0.40)	$(0.12)	$(0.48)	$(0.31)
Weighted average common shares outstanding, basic and diluted	33,129	31,519	32,942	31,027

Comprehensive loss:
Net loss	$(13,193)	$(3,756)	$(15,722)	$(9,471)
Other comprehensive income (loss):
Foreign currency translation adjustment	14	(29)	27	(19)
Comprehensive loss	$(13,179)	$(3,785)	$(15,695)	$(9,490)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	26,447,880	$26	6,139,774	$6	$269,521	$(6)	$(162,061)	$107,486
Issuance of common stock upon exercise of stock options	45,163	—	—	—	287	—	—	287
Net issuance of common stock upon vesting of restricted stock units	327,943	1	—	—	(131)	—	—	(130)
Transfer of Class B common stock to Class A common stock	535,496	—	(535,496)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,509	—	—	6,509
Foreign currency translation adjustment	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(2,529)	(2,529)
Balances at March 31, 2023	27,356,482	27	5,604,278	6	276,186	7	(164,590)	111,636
Issuance of common stock upon exercise of stock options	8,500	—	—	—	53	—	—	53
Net issuance of common stock upon vesting of restricted stock units	397,028	1	—	—	(103)	—	—	(102)
Stock-based compensation expense	—	—	—	—	7,130	—	—	7,130
Foreign currency translation adjustment	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	(13,193)	(13,193)
Balances at June 30, 2023	27,762,010	$28	5,604,278	$6	$283,266	$21	$(177,783)	$105,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	23,544,995	$24	6,407,678	$6	$222,730	$10	$(137,645)	$85,125
Private placement of common stock	1,004,016	1	—	—	14,999	—	—	15,000
Issuance of common stock upon exercise of stock options	92,975	—	—	—	558	—	—	558
Vesting of restricted stock units	307,953	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,464	—	—	7,464
Foreign currency translation adjustment	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(5,715)	(5,715)
Balances at March 31, 2022	24,949,939	25	6,407,678	6	245,751	20	(143,360)	102,442
Issuance of common stock upon exercise of stock options	6,602	1	—	—	49	—	—	50
Net issuance of common stock upon vesting of restricted stock units	342,028	—	—	—	(51)	—	—	(51)
Transfer of Class B common stock to Class A common stock	237,904	—	(237,904)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,596	—	—	7,596
Foreign currency translation adjustment	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(3,756)	(3,756)
Balances at June 30, 2022	25,536,473	$26	6,169,774	$6	$253,345	$(9)	$(147,116)	$106,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,722)	$(9,471)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,870	2,916
Stock-based compensation expense	13,639	15,130
Change in fair value of contingent consideration liabilities	(150)	(4,672)
Provision for bad debt	224	77
Unrealized foreign currency transaction (gains) losses	16	(16)
Changes in operating assets and liabilities:
Accounts receivable	7,330	(999)
Prepaid expenses and other current assets	1,867	(47)
Commissions receivable, current and non-current	(129)	(11,425)
Operating lease right-of-use assets	1,374	1,287
Other assets	36	(30)
Accounts payable	(7,812)	3,413
Accrued expenses and other current liabilities	269	(2,059)
Deferred revenue	(58)	(122)
Operating lease liabilities	(1,643)	(1,355)
Net cash provided by (used in) operating activities	2,111	(7,373)
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(2,022)	(1,989)
Net cash used in investing activities	(2,022)	(1,989)
Cash flows from financing activities:
Proceeds from exercise of stock options	340	608
Proceeds from private placement of common stock	—	15,000
Tax withholding payments related to net share settlement	(232)	(51)
Net cash provided by financing activities	108	15,557
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16	(27)
Net increase in cash, cash equivalents and restricted cash	213	6,168
Cash, cash equivalents and restricted cash at beginning of period	30,835	35,101
Cash, cash equivalents and restricted cash at end of period	$31,048	$41,269
Supplemental disclosure of non-cash investing and financing information:
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	$58	$32
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

EverQuote, Inc. (the “Company”) was incorporated in the state of Delaware in 2008. Through its internet websites, the Company operates an online marketplace for consumers shopping for auto, home and renters and life insurance. The Company generates revenue primarily by selling consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. The Company also generates revenue from commission fees paid by insurance provider customers for insurance policies it sells to consumers.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $15.7 million for the six months ended June 30, 2023 and $24.4 million for the year ended December 31, 2022. As of June 30, 2023, the Company had an accumulated deficit of $177.8 million. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements, without considering borrowing availability under the Company’s credit facility. On August 7, 2023, the Company amended its 2022 Amended Loan Agreement (as defined below) to, among other things, decrease the revolving line of credit, eliminate the term loan availability, adjust the interest rate and amend certain financial and other covenants (see Note 12).

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2022 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2023 and results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022 have been made. The Company’s results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and the valuation of commissions and accounts receivable, the expensing and capitalization of website and software development costs, goodwill and acquired intangible assets, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. These estimates may change, as new events occur and additional information is obtained and actual results could differ materially from these estimates.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States and receives commissions from insurance provider customers for insurance policies sold. For the three months ended June 30, 2023, two customers represented 12% and 11%, respectively, of total revenue. For the three months ended June 30, 2022, two customers represented 20% and 10%, respectively, of total revenue. For the six months ended June 30, 2023, two customers represented 25% and 11%, respectively, of total revenue. For the six months ended June 30, 2022, two customers represented 17% and 11%, respectively, of total revenue. As of June 30, 2023, one customer accounted for 21% of the total accounts receivable and commissions receivable balance. As of December 31, 2022, one customer accounted for 23% of the total accounts and commissions receivable balance.

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

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. As of June 30, 2023 and December 31, 2022, the Company’s allowance for credit losses was $0.9 million and $0.7 million, respectively. During the three and six months ended June 30, 2023 and 2022, the Company wrote off an insignificant amount of uncollectible accounts.

Revenue Recognition

The Company derives its revenue primarily by selling consumer referrals to its insurance provider customers, including insurance carriers, agents and indirect distributors. The Company also generates revenue from commission fees for the sale of policies, primarily in its health and automotive verticals. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606 Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

The Company only applies the five-step model to contracts when collectibility of the consideration to which the Company is entitled in exchange for the goods or services it transfers to the customer is determined to be probable. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Referral Revenue

The Company recognizes referral revenue when it satisfies its performance obligations by delivering the referrals to its customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those referrals.

Commission Revenue

The Company’s commission revenue consists of the estimated constrained lifetime values (the “constrained LTVs”) of commission payments the Company expects to receive from health insurance carriers and auto insurance carriers on the sale of insurance policies to consumers and renewals of such policies. Commission revenue is recognized upon satisfaction of the Company’s performance obligation. The Company considers its performance obligation related to commissions for both the initial policy sale and future renewals of the policy to be satisfied upon submission of the policy application. Therefore, a significant portion of the commission revenue the Company records upon satisfaction of its performance obligation is paid by the Company’s insurance provider customer over a multi-year time frame as policyholders renew and pay the insurance provider for their policies. The current portion of commissions receivable consists of estimated commissions on new policies sold and estimated renewal commissions on policies expected to be renewed within one year, while the non-current portion of commissions receivable are commissions for estimated renewals expected to be renewed beyond one year. Commission revenue represented approximately 10% and 13% of total revenue in the three months ended June 30, 2023 and 2022, respectively. Commission revenue represented approximately 10% and 13% of total revenue in the six months ended June 30, 2023 and 2022, respectively.

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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct channels	81%	86%	84%	87%
Indirect channels	19%	14%	16%	13%
	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Automotive	$49,744	$81,375	$139,443	$169,050
Other	18,241	20,540	37,762	43,546
Total Revenue	$67,985	$101,915	$177,205	$212,596

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At June 30, 2023 and December 31, 2022, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.9 million as of December 31, 2022. During the six months ended June 30, 2023, the Company recognized revenue of $1.3 million that was included in the contract liability balance (deferred revenue) at December 31, 2022. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.

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

The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three and six months ended June 30, 2023 or 2022. While the Company is exposed to credit losses due to the non-payment by insurance carriers, it considers the risk of this to be remote.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2023 and 2022, advertising expense totaled $43.3 million and $68.8 million, respectively. During the six months ended June 30, 2023 and 2022, advertising expense totaled $117.0 million and $145.2 million, respectively.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and unvested restricted stock units. For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2023	2022
Options to purchase common stock	2,308,762	2,003,197
Unvested restricted stock units	2,656,372	3,483,873
	4,965,134	5,487,070

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

3. Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,091	$—	$—	$6,091

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,812	$—	$—	$15,812
Liabilities:
Contingent consideration liability associated with acquisition of PolicyFuel included in accrued expenses and other current liabilities	$—	$—	$25	$25
Contingent consideration liability associated with acquisition of PolicyFuel included in other long-term liabilities	—	—	125	125
	$—	$—	$150	$150

There were no transfers into or out of Level 3 during the six months ended June 30, 2023 or 2022.

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

The following table provides a roll-forward of the aggregate fair values of the Company’s contingent consideration liabilities for which fair value is determined by Level 3 inputs (in thousands):

Contingent
Consideration
Liabilities
Fair value at December 31, 2022	$150
Change in fair value of contingent consideration related to PolicyFuel acquisition	(150)
Fair value at June 30, 2023	$—

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

There were no changes to goodwill for the six months ended June 30, 2023.

Acquired intangible assets consisted of the following (in thousands):

		June 30, 2023
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	7.6	$10,200	$(4,004)	$6,196
Developed technology	3	1,700	(1,075)	625
Other identifiable intangible assets	2.8	570	(471)	99
		$12,470	$(5,550)	$6,920

		December 31, 2022
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	7.6	$10,200	$(3,353)	$6,847
Developed technology	3	1,700	(786)	914
Other identifiable intangible assets	2.8	570	(376)	194
		$12,470	$(4,515)	$7,955

Future amortization expense of intangible assets as of June 30, 2023 is expected to be as follows (in thousands):

Year Ending December 31,
2023 (remaining six months)	$966
2024	1,715
2025	960
2026	685
2027	708
Thereafter	1,886
$6,920

As of June 30, 2023, the Company reassessed its asset groupings and performed an interim impairment analysis on certain intangible assets with a net book value of $1.1 million in connection with its decision to exit the health insurance vertical and concluded that the carrying value of such assets was not impaired at June 30, 2023 (see Note 11).

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued employee compensation and benefits	$6,239	$4,254
Accrued advertising expenses	2,076	3,970
Other current liabilities	1,891	1,700
	$10,206	$9,924

6. Loan and Security Agreement

On July 15, 2022, the Company executed a Loan and Security Modification Agreement (the “2022 Loan Amendment”) to amend its Amended and Restated Loan and Security Agreement, dated as of August 7, 2020 (the “2020 Loan Agreement”) with Western Alliance Bank (the “Lender”), to increase the revolving line of credit available thereunder from $25.0 million to $35.0 million, to extend the maturity date of the revolving line of credit from August 2022 to July 2025 and to provide the Company access to a term loan of up to $10.0 million. The 2020 Loan Agreement, as amended by the 2022 Loan Amendment, is referred to as the “2022 Amended Loan Agreement.”

Pursuant to the 2022 Amended Loan Agreement, borrowings under the revolving line of credit cannot exceed 85% of eligible accounts receivable balances, bore interest at the greater of 4.25% or the prime rate as published in The Wall Street Journal and mature on July 15, 2025. During an Event of Default (as defined in the 2022 Amended Loan Agreement), the annual interest rate to be charged would be the annual rate otherwise applicable to borrowings under the 2022 Amended Loan Agreement plus 5.00%.

Under the 2022 Amended Loan Agreement, the term loan could have been drawn through December 31, 2023 and borrowings would have borne interest at 0.25% plus the greater of 4.25% or the prime rate as published in The Wall Street Journal. Borrowings under the term loan of the 2022 Amended Loan Agreement would be repayable in monthly interest-only payments through December 31, 2023. Commencing on January 1, 2024, the term loan would be payable in 42 equal monthly installments of the then outstanding principal and accrued interest through June 2027. The Company would have been able to prepay all, but not less than all, of any outstanding principal with respect to advances made under the term loan provided that such outstanding principal was paid in full along with any accrued but unpaid interest to date plus any fees that became payable under the 2022 Amended Loan Agreement. As of June 30, 2023, the Company had not borrowed any amounts under the term loan facility. The term loan availability was eliminated pursuant to the 2023 Loan Amendment (as defined below) (see Note 12).

Borrowings are collateralized by substantially all of the Company’s assets and property. Under the 2022 Amended Loan Agreement, the Company agreed to affirmative and negative covenants to which the Company was to remain subject until maturity. The covenants included limitations on the Company’s ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the 2022 Amended Loan Agreement and through December 31, 2023, the Company was required to maintain a minimum asset coverage ratio of 1.50 to 1.00 defined as the sum of unrestricted cash held at the Lender and eligible accounts receivable to all borrowings outstanding under the 2022 Amended Loan Agreement. Commencing December 31, 2023, the company would have been required to maintain, and test on a quarterly basis, a fixed charge coverage ratio of at least 1.25 to 1.00 and a leverage ratio of not more than 3.00 to 1.00. The fixed charge coverage ratio would have been measured as the Company’s ratio of (i) trailing twelve-month adjusted “EBITDA” (as defined in the 2022 Amended Loan Agreement) less capital expenditures, less cash taxes, to (ii) trailing twelve-month interest and principal payments to the Lender. The leverage ratio would have been measured as the ratio of (i) the Company’s outstanding obligations owing to the Lender, to (ii) the Company’s trailing twelve-month adjusted EBITDA (as defined in the 2022 Amended Loan Agreement). As of June 30, 2023, the Company was in compliance with these covenants and the Company had no amounts outstanding under the revolving line of credit. In August 2023, the Company further amended the 2022 Amended Loan Agreement pursuant to the 2023 Loan Amendment (see Note 12).

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,629,382 shares effective as of January 1, 2023 in accordance with the provisions of the 2018 Plan described above. As of June 30, 2023, 1,993,607 shares remained available for future grant under the 2018 Plan.

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

During the six months ended June 30, 2023, the Company granted 1,744,660 service-based options and RSUs under the 2018 Plan with an aggregate grant date fair value of $17.7 million.

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

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$59	$95	$113	$154
Sales and marketing	2,272	2,964	4,545	6,174
Research and development	2,285	2,650	4,659	5,061
General and administrative	1,391	1,891	3,199	3,741
Restructuring and other charges	1,123	—	1,123	—
	$7,130	$7,600	$13,639	$15,130

As of June 30, 2023, unrecognized compensation expense for RSUs and option awards was $31.5 million, which is expected to be recognized over a weighted average period of 3.8 years.

8. Commitments and Contingencies

Leases

The Company leases office space under various non-cancelable operating leases. There have been no material changes to the Company’s leases during the three and six months ended June 30, 2023. For additional information, please read Note 12, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Through June 30, 2023, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2023 and December 31, 2022.

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

9. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.3 million during each of the three months ended June 30, 2023 and 2022. The Company contributed $0.5 million during each of the six months ended June 30, 2023 and 2022.

10. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended June 30, 2023 and 2022, the Company recorded expense of $0.6 million and $2.2 million, respectively, related to these arrangements. During the three months ended June 30, 2023 and 2022, the Company paid $1.0 million and $1.4 million, respectively, related to these arrangements. During the six months ended June 30, 2023 and 2022, the Company recorded expense of $2.3 million and $3.4 million, respectively, related to these arrangements. During the six months ended June 30, 2023 and 2022, the Company paid $2.8 million and $2.1 million, respectively, related to these arrangements. As of June 30, 2023, and December 31, 2022, amounts due to related-party affiliates totaled $0.2 million and $0.6 million, respectively, which were included in accounts payable on the condensed consolidated balance sheets.

On February 23, 2022, the Company sold 1,004,016 shares of Class A common stock at a purchase price of $14.94 per share for gross proceeds of $15.0 million in a private placement to Recognition Capital, LLC, an entity which is owned and controlled by David Blundin, Chairman of the board of directors and co-founder of the Company.

11. Restructuring and Other Charges

In June 2023, the Company committed to exiting its health insurance vertical to increase focus on core verticals and implemented a workforce reduction plan (the “Reduction Plan”) to improve operating efficiency. The Reduction Plan includes the elimination of 175 employees, or approximately 28%, of the Company’s workforce. During the three months ended June 30, 2023, the Company incurred $3.8 million in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of $2.7 million that are expected to be paid over the next twelve months and non-cash charges for the modification of certain equity awards of $1.1 million. The exit of the health insurance vertical and the Reduction Plan are expected to be completed by the end of 2023.

The Company’s restructuring liability, which was included in accrued employee compensation and benefits, consisted of the following (in thousands):

	Employee	Non-cash
	Separation Payments	Compensation	Total
Accrued Balance at December 31, 2022	$—	$—	$—
Expense	2,709	1,123	3,832
Payments	(107)	—	(107)
Non-cash	—	(1,123)	(1,123)
Accrued Balance at June 30, 2023	$2,602	$—	$2,602

In connection with its decision to exit the health insurance vertical, the Company reassessed asset groupings and determined that certain long-lived assets including definite-lived intangible assets related to the health insurance vertical with a net book value of $1.1 million as of June 30, 2023, and the right-of-use asset related to the Evansville, Indiana lease, constituted a separate asset group based on the lowest level of separately identifiable cash flows. Furthermore, the decision to exit the health insurance vertical was a triggering event requiring the Company to perform an interim quantitative impairment assessment as of June 30, 2023 and the Company's estimate of undiscounted cash flows of the long-lived asset group was less than the carrying value. The Company estimated the fair values of assets subject to long-lived asset impairment based on the Company’s judgments about the assumptions that market participants would use in pricing the assets and as a result, the Company concluded that the carrying value of such assets was not impaired at June 30, 2023. In August 2023, the Company sold assets related to its health insurance vertical (see Note 12).

12. Subsequent Events

On August 1, 2023, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with MyPlanAdvocate Insurance Solutions Inc. (the “Buyer”), a Delaware corporation, pursuant to which the Company agreed to sell to the Buyer assets relating to its health insurance vertical, by selling to the Buyer all of the issued and outstanding membership interests of its subsidiary, Eversurance, LLC (“Eversurance”), for cash consideration of $13.2 million, subject to customary post-closing adjustments. Among the assets sold were $32.2 million of commissions receivable as of June 30, 2023, which were expected to be collected over the next seven years, long-lived assets with a net book value of $1.1 million as of June 30, 2023 and the Evansville, Indiana office lease. The transaction closed concurrently with execution of the Purchase Agreement. There were no employees of Eversurance at the time of the sale.

In connection with the sale of Eversurance, the Company entered into a Loan and Security Modification Agreement (the “2023 Consent and Release”), pursuant to which the Lender consented to the sale of Eversurance and released any security interests it had in the membership interests of Eversurance.

On August 7, 2023, the Company executed a Loan and Security Modification Agreement (the “2023 Loan Amendment”) to amend the 2022 Amended Loan Agreement to, among other things, eliminate the term loan availability, decrease the revolving line of credit from $35.0 million to $25.0 million, update the interest rate on outstanding borrowings to the greater of 7.0% or the prime rate as published in The Wall Street Journal and update certain financial and other covenants. The 2022 Loan Agreement, as amended by the 2023 Consent and Release and the 2023 Loan Amendment, is referred to as the “2023 Amended Loan Agreement.” Pursuant to the 2023 Loan Amendment the minimum asset coverage ratio, fixed charge coverage ratio and leverage ratio covenants have been eliminated and replaced with an adjusted quick ratio covenant. As of the effective date of the 2023 Loan Amendment and through the maturity date, the Company is required to maintain a minimum adjusted quick ratio of 1.10 to 1.00 defined as (1) the sum of (x) unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on the Company’s balance sheet to (2) current liabilities, including all borrowings outstanding under the 2023 Amended Loan Agreement, but excluding the current portion of deferred revenue, in each case determined in accordance with GAAP) (the “Adjusted Quick Ratio”). At any time the Adjusted Quick Ratio is less than 1.30 to 1.00 the Lender shall have the ability to use the Company's cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months.

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
•
In 2020, we launched our DTC insurance offerings in our life vertical and in our health vertical via the acquisition of Crosspointe Insurance & Financial Services, LLC, which we later renamed Eversurance, LLC, or Eversurance.
•
In 2021, we launched our DTC insurance offerings in our auto and home and renters verticals via the acquisition of Policy Fuel LLC and its affiliates, or PolicyFuel.

In the three months ended June 30, 2023 and 2022, our total revenue was $68.0 million and $101.9 million, respectively, representing a year-over-year decrease of 33.3%. We had net losses of $13.2 million and $3.8 million for the three months ended June 30, 2023 and 2022, respectively, and had $(2.1) million and $1.4 million in adjusted EBITDA for the three months ended June 30, 2023 and 2022, respectively. In the six months ended June 30, 2023 and 2022, our total revenue was $177.2 million and $212.6 million, respectively, representing a year-over-year decrease of 16.6%. We had net losses of $15.7 million and $9.5 million for the six months ended June 30, 2023 and 2022, respectively, and had $3.3 million and $3.9 million in adjusted EBITDA for the six months ended June 30, 2023 and 2022, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

In June 2023, we committed to exiting our health insurance vertical, an area that would have required significant capital investment and scale to effectively compete amid an increasingly unpredictable regulatory environment, to increase focus on core verticals, and implemented a workforce reduction plan, or the Reduction Plan, to improve operating efficiency. The Reduction Plan includes the elimination of 175 employees, or approximately 28%, of our workforce. As a result, we incurred $3.8 million in severance charges in the three months ended June 30, 2023, in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of $2.7 million that are expected to be paid over the next twelve months and non-cash charges for the modification of certain equity awards of $1.1 million. We expect these reductions to produce cost savings in non-marketing operating expenses of over 15%. We expect to complete the exit of our health insurance vertical and the Reduction Plan by the end of 2023. In connection with our decision to exit the health insurance vertical, we evaluated certain long-lived assets on our balance sheet for potential impairment. As of June 30, 2023, we had not recorded any impairment charges as a result of our evaluation. We will evaluate the impact to our balance sheet as we execute our exit, including the sale of Eversurance in August 2023 described below, which will result in additional charges in the third quarter of 2023.

On August 1, 2023, we entered into a Purchase and Sale Agreement, or the Purchase Agreement, with MyPlanAdvocate Insurance Solutions Inc., or the Buyer, a Delaware corporation, pursuant to which we agreed to sell to the Buyer assets relating to our health insurance vertical, by selling to the Buyer all of the issued and outstanding membership interests of our subsidiary, Eversurance, for cash consideration of $13.2 million, subject to customary post-closing adjustments. Among the assets sold were $32.2 million of commissions receivable as of June 30, 2023, which were expected to be collected over the next seven years, long-lived assets with a net book value of $1.1 million as of June 30, 2023 and the Evansville, Indiana office lease. The transaction closed concurrently with execution of the Purchase Agreement. There were no employees of Eversurance at the time of the sale.

On August 7, 2023, we amended our 2022 Amended Loan Agreement (as defined below) to, among other things, decrease the revolving line of credit, eliminate the term loan availability, adjust the interest rate and amend certain financial ratio and other covenants. See “Liquidity and Capital Resources” below.

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

Auto insurance industry risk

We derive a significant portion of our revenue from auto insurance providers, including our two largest insurance carrier customers who represented 12% and 11%, respectively, of total revenue for the three months ended June 30, 2023 and 25% and 11%, respectively, of total revenue for the six months ended June 30, 2023, and our financial results depend on the performance of the auto insurance industry. The auto insurance industry has experienced deteriorating underwriting performance due to a sudden and persistent rise in the severity of claims caused by inflationary increases in the cost to repair and replace vehicles and settle medical and injury claims. The increase in claims severity has reduced underwriting performance for auto insurance carriers, causing them to implement policy premium increases and reduce spending on new customer acquisition. The reduction in new customer acquisition spending by auto insurance carriers had a negative impact on the pricing and demand for consumer referrals in our marketplace during 2022 and in the second quarter of 2023.

The state of the auto insurance market remains dynamic. In January 2023, we saw a major carrier return to higher spending patterns, but subsequently reduce customer acquisition spending in the second quarter of 2023 due to higher than expected claims losses. We expect revenue from referrals to continue to be impacted by changes in demand from our insurance carrier customers caused by cost inflation, claim severity and frequency and the adequacy of policy premiums to cover the cost of claims.

Expanding consumer traffic

Our success depends in part on the growth of our consumer traffic. We have historically increased consumer traffic to our marketplace by expanding existing advertising channels and adding new channels such as by engaging with consumers through our verified partner network. Over the long term, we plan to increase consumer traffic by leveraging the features and growing data assets of our platform. However, we have decreased advertising spend in response to lower demand for consumer referrals and we have the ability to decrease advertising spend in the future, when the revenue associated with such consumer traffic does not result in incremental profit to our business. We have also increased the number of quote requests acquired from our verified partner network. While we plan to continue to increase the number of quote requests we acquire from our verified partner network, our ability to acquire quote requests in significant volume, at prices that are attractive, and that represent high-intent shoppers that insurance providers will purchase referrals for will impact our profitability.

Increasing the number of insurance providers and their respective spend in our marketplace

Our success also depends on our ability to retain and grow our insurance provider network. Historically, we have generally expanded both the number of insurance providers and the spend per provider on our platform. Recently, we have experienced a decrease in carrier spend in the automotive vertical as described above.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, restructuring and other charges, acquisition-related costs, interest income and the provision for (benefit from) income taxes. Adjusted EBITDA is a non-GAAP financial measure that we present in this Quarterly Report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, Adjusted EBITDA may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non-GAAP Financial Measure”.

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

Key Components of Our Results of Operations

Revenue

We generate revenue primarily by selling consumer referrals to insurance provider customers, consisting of carriers and agents, as well as to indirect distributors. To simplify the quoting process for the consumer and improve performance for the provider, we are able to provide consumer-submitted quote request data along with each referral. We recognize revenue from consumer referrals at the time of delivery. We support three secure consumer referral formats:

•
Clicks: An online-to-online referral, with a handoff of the consumer to the provider’s website.
•
Data: An online-to-offline referral, with quote request data transmitted to the provider for follow-up.
•
Calls: An online-to-offline referral for outbound calls and an offline-to-offline referral for inbound calls, with the consumer and provider connected by phone.

We also generate revenue from commissions paid to us by insurance carriers for the sale of policies, primarily in our health and automotive verticals. Commission revenue represented approximately 10% and 13% of total revenue in the three months ended June 30, 2023 and 2022, respectively. Commission revenue represented approximately 10% and 13% of total revenue in the six months ended June 30, 2023 and 2022, respectively. Commission revenue is recognized upon satisfaction of our performance obligation, which we consider to be submission of the policy application to the insurance carrier. We recognize revenue based on our constrained estimate of commission payments we expect to receive over the lifetime of the policies sold, which we refer to as constrained lifetime values, or constrained LTVs, of commission payments.

For the periods presented, our total revenue consisted of revenue generated from our automotive and other insurance verticals, which includes home and renters, life and health insurance verticals, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Automotive	$49,744	$81,375	$139,443	$169,050
Other	18,241	20,540	37,762	43,546
Total Revenue	$67,985	$101,915	$177,205	$212,596

We expect an overall decrease in revenue in 2023 as compared to 2022 as we have experienced and expect to continue to experience decreased spending from our carrier partners, primarily due to factors discussed above. We also expect other revenue to decrease in 2023 as compared to 2022 as a result of our decision in June 2023 to exit our health insurance vertical.

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

Sales and Marketing

Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions and amortization of sales and marketing-related intangible assets. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests, including the cost of quote requests we acquire from our verified partner network, and promoting our marketplace to carriers and agents. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. In order to grow our business and brand awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. We expect our sales and marketing expense will decrease in the near term as we expect decreased carrier spend for referrals, which will impact our advertising expenditures, and we expect personnel-related costs to decrease as a result of the Reduction Plan we implemented in June 2023.

Research and Development

Research and development expense consists primarily of personnel-related costs for software development and product management. We have focused our research and development efforts on improving ease of use and functionality of our existing marketplace platform and developing new offerings and internal tools. We primarily expense research and development costs. Direct development costs related to software enhancements that add functionality are capitalized and amortized as a component of cost of revenue. We expect that research and development expense will decrease as a result of the Reduction Plan we implemented in June 2023.

General and Administrative

General and administrative expense consists of personnel-related costs and related expenses for executive, finance, legal, human resources, technical support and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums and payment processing and billing costs. We expect that general and administrative expense will decrease as a result of the Reduction Plan we implemented in June 2023.

Restructuring and Other Charges

Restructuring and other charges includes costs related to the restructuring and our exit of the health insurance vertical.

Acquisition-related

Acquisition-related costs include expenses associated with third-party professional services we utilize for the evaluation and execution of acquisitions as well as changes in the fair value of our contingent consideration liabilities recorded as the result of our acquisitions of Eversurance and PolicyFuel, which occurred in 2020 and 2021, respectively.

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

Adjusted EBITDA. We define adjusted EBITDA as our net income (loss), excluding the impact of stock-based compensation expense; depreciation and amortization expense; restructuring and other charges; acquisition-related costs; interest income; and our provision for (benefit from) income taxes. The most directly comparable GAAP measure to adjusted EBITDA is net income (loss). We monitor and present in this Quarterly Report on Form 10-Q adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these items in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

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
•
adjusted EBITDA excludes restructuring and other charges that affect cash available to us;
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

Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(13,193)	$(3,756)	$(15,722)	$(9,471)
Stock-based compensation	6,007	7,600	12,516	15,130
Depreciation and amortization	1,463	1,405	2,870	2,916
Restructuring and other charges	3,832	—	3,832	—
Acquisition-related costs	(37)	(3,779)	(150)	(4,671)
Interest income	(271)	(37)	(458)	(45)
Income tax expense	78	—	364	—
Adjusted EBITDA	$(2,121)	$1,433	$3,252	$3,859

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following tables set forth our results of operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Statement of Operations Data:
Revenue(1)	$67,985	$101,915	$177,205	$212,596
Cost and operating expenses(2):
Cost of revenue	5,547	6,059	11,317	12,043
Sales and marketing	58,795	87,854	149,032	184,004
Research and development	7,450	8,245	15,377	16,441
General and administrative	5,768	7,357	13,598	14,298
Restructuring and other charges	3,832	—	3,832	—
Acquisition-related costs	(37)	(3,779)	(150)	(4,671)
Total cost and operating expenses	81,355	105,736	193,006	222,115
Loss from operations	(13,370)	(3,821)	(15,801)	(9,519)
Other income (expense):
Interest income	271	37	458	45
Other income (expense), net	(16)	28	(15)	3
Total other income, net	255	65	443	48
Loss before income taxes	(13,115)	(3,756)	(15,358)	(9,471)
Income tax expense	(78)	—	(364)	—
Net loss	$(13,193)	$(3,756)	$(15,722)	$(9,471)
Other Financial and Operational Data:
Variable marketing margin	$24,653	$33,091	$60,246	$67,355
Adjusted EBITDA(3)	$(2,121)	$1,433	$3,252	$3,859

(1)  Comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct channels	81%	86%	84%	87%
Indirect channels	19%	14%	16%	13%
	100%	100%	100%	100%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$59	$95	$113	$154
Sales and marketing	2,272	2,964	4,545	6,174
Research and development	2,285	2,650	4,659	5,061
General and administrative	1,391	1,891	3,199	3,741
Restructuring and other charges	1,123	—	1,123	—
	$7,130	$7,600	$13,639	$15,130

(3) See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Revenue:

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$67,985	$101,915	$(33,930)	-33.3%

Revenue decreased by $33.9 million from $101.9 million for the three months ended June 30, 2022 to $68.0 million for the three months ended June 30, 2023. The decrease in revenue was due to a decrease of $31.6 million in revenue from our automotive vertical and a decrease of $2.3 million in our other insurance verticals. The decrease in revenue from our automotive vertical was primarily due to a decrease in carrier spend for referrals of $27.9 million and a decrease in commission revenue of $3.8 million. The decrease in revenue from our other insurance verticals was primarily due to a decrease in commission revenue of $2.2 million.

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$177,205	$212,596	$(35,391)	-16.6%

Revenue decreased by $35.4 million from $212.6 million for the six months ended June 30, 2022 to $177.2 million for the six months ended June 30, 2023. The decrease in revenue was due to a decrease of $29.6 million in revenue from our automotive vertical and a decrease of $5.8 million in our other insurance verticals. The decrease in revenue from our automotive vertical was primarily due to a decrease in carrier spend for referrals of $23.1 million and a decrease in commission revenue of $6.5 million. The decrease in revenue from our other insurance verticals was primarily due to a decrease in commission revenue of $4.3 million and a decrease in carrier spend for referrals of $1.4 million.

Cost of Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$5,547	$6,059	$(512)	-8.5%
Percentage of revenue	8.2%	5.9%

Cost of revenue decreased by $0.5 million from $6.1 million for the three months ended June 30, 2022 to $5.5 million for the three months ended June 30, 2023. Cost of revenue decreased primarily due to a decrease in third-party call center costs of $0.9 million as a result of shifting call referrals from third-party call centers to employees and a decrease in calls related to our health insurance vertical. Hosting costs also decreased by $0.2 million. These decreases were partially offset by increased personnel-related costs, depreciation and amortization expense, and office and occupancy allocations of $0.3 million, $0.1 million and $0.1 million, respectively.

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$11,317	$12,043	$(726)	-6.0%
Percentage of revenue	6.4%	5.7%

Cost of revenue decreased by $0.7 million from $12.0 million for the six months ended June 30, 2022 to $11.3 million for the six months ended June 30, 2023. Cost of revenue decreased primarily due to a decrease in third-party call center costs of $1.5 million as a result of shifting call referrals from third-party call centers to employees and a decrease in calls related to our health insurance vertical. Hosting costs also decreased by $0.6 million. These decreases were partially offset by increased personnel-related costs and office and occupancy allocations of $1.0 million and $0.2 million, respectively.

Sales and Marketing

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing expense	$58,795	$87,854	$(29,059)	-33.1%
Percentage of revenue	86.5%	86.2%

Sales and marketing expense decreased by $29.1 million from $87.9 million for the three months ended June 30, 2022 to $58.8 million for the three months ended June 30, 2023. The decrease in sales and marketing expense was primarily due to a decrease in advertising costs of $25.5 million due to a decrease in carrier spend and a decrease in personnel-related costs of $2.6 million, primarily in our DTC agency. Personnel-related costs included stock-based compensation expense of $2.3 million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively. Office and occupancy costs decreased by $0.2 million due to a reduction in personnel from 2022 to 2023. Agent marketing and technology service costs each also decreased by $0.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing expense	$149,032	$184,004	$(34,972)	-19.0%
Percentage of revenue	84.1%	86.6%

Sales and marketing expense decreased by $35.0 million from $184.0 million for the six months ended June 30, 2022 to $149.0 million for the six months ended June 30, 2023. The decrease in sales and marketing expense was primarily due to a decrease in advertising costs of $28.3 million due to a decrease in carrier spend and a decrease in personnel-related costs of $5.2 million, primarily in our DTC agency. Personnel-related costs included stock-based compensation expense of $4.5 million and $6.2 million for the six months ended June 30, 2023 and 2022, respectively. Office and occupancy costs also decreased by $0.3 million due to a reduction in personnel from 2022 to 2023. Technology services, agent marketing, and referral verification service costs also decreased by $0.4 million, $0.3 million and $0.2 million, respectively, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Research and Development

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development expense	$7,450	$8,245	$(795)	-9.6%
Percentage of revenue	11.0%	8.1%

Research and development expense decreased by $0.8 million from $8.2 million for the three months ended June 30, 2022 to $7.5 million for the three months ended June 30, 2023. The decrease in research and development expense was primarily due to a decrease in personnel-related costs.

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development expense	$15,377	$16,441	$(1,064)	-6.5%
Percentage of revenue	8.7%	7.7%

Research and development expense decreased by $1.1 million from $16.4 million for the six months ended June 30, 2022 to $15.4 million for the six months ended June 30, 2023. The decrease in research and development expense was primarily due to a decrease in personnel-related costs.

General and Administrative

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative expense	$5,768	$7,357	$(1,589)	-21.6%
Percentage of revenue	8.5%	7.2%

General and administrative expenses decreased by $1.6 million from $7.4 million for the three months ended June 30, 2022 to $5.8 million for the three months ended June 30, 2023. The decrease in general and administrative expenses was primarily due to a decrease in personnel-related costs of $1.0 million and decreases in corporate insurance and other taxes of $0.3 million.

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative expense	$13,598	$14,298	$(700)	-4.9%
Percentage of revenue	7.7%	6.7%

General and administrative expenses decreased by $0.7 million from $14.3 million for the six months ended June 30, 2022 to $13.6 million for the six months ended June 30, 2023. The decrease in general and administrative expenses was primarily due to a decrease in personnel-related costs of $0.7 million and decreases in corporate insurance and other taxes of $0.4 million, partially offset by an increase in legal fees of $0.3 million.

Restructuring and Other Charges

Restructuring and other charges consist of costs related to the Reduction Plan we implemented in June 2023. For the three and six months ended June 30, 2023, restructuring and other charges consisted of employee separation costs of $2.7 million and non-cash charges for the modification of certain equity awards of $1.1 million.

Acquisition-related

Acquisition-related costs for the three months ended June 30, 2023 and 2022 solely consisted of the change in fair value of our contingent consideration liabilities recorded as the result of our acquisitions. We recorded credits to acquisition-related costs for the three months ended June 30, 2023 and 2022 of less than $0.1 million and $3.8 million, respectively, related to the decrease in the fair value of our contingent consideration liability primarily due to changes to our future revenue forecasts and, to a lesser extent, changes in market value of our Class A common stock.

Acquisition-related costs for the six months ended June 30, 2023 and 2022 solely consisted of the change in fair value of our contingent consideration liabilities recorded as the result of our acquisitions. We recorded credits to acquisition-related costs for the six months ended June 30, 2023 and 2022 of $0.2 million and $4.7 million, respectively, related to the decrease in the fair value of our contingent consideration liability primarily due to changes to our future revenue forecasts and, to a lesser extent, changes in market value of our Class A common stock.

Other Income (Expense)

Interest income increased by $0.2 million and $0.4 million in the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022 due to increases in interest rates earned on our cash balances. Other income (expense), net was not significant for any periods presented.

Income Tax Expense

We recorded income tax expense of $0.1 million and $0.4 million in the three and six months ended June 30, 2023, respectively. We maintain a valuation allowance on our overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.

Variable Marketing Margin

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$67,985	$101,915	$(33,930)	-33.3%
Less: total advertising expense (a component of sales and marketing expense)	43,332	68,824
Variable marketing margin	$24,653	$33,091	$(8,438)	-25.5%
Percentage of revenue	36.3%	32.5%

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$177,205	$212,596	$(35,391)	-16.6%
Less: total advertising expense (a component of sales and marketing expense)	116,959	145,241
Variable marketing margin	$60,246	$67,355	$(7,109)	-10.6%
Percentage of revenue	34.0%	31.7%

The decrease in variable marketing margin in the three and six months ended June 30, 2023 was due primarily to decreased carrier spend.

Liquidity and Capital Resources

As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $31.0 million and up to $45.0 million of term loan availability and availability under our revolving line of credit, in the aggregate pursuant to the 2022 Amended Loan Agreement (defined as the Amended and Restated Loan and Security Agreement, dated as of August 7, 2020, or the 2020 Loan Agreement, as amended by the Loan and Security Modification Agreement executed by the Company on July 15, 2022, or the 2022 Loan Amendment. On August 7, 2023, we entered into a Loan and Security Modification Agreement, or the 2023 Loan Amendment, which amended our 2022 Amended Loan Agreement, with Western Alliance Bank, as the Lender, to among other things, eliminate the term loan availability thereunder, decrease the revolving line of credit available thereunder from $35.0 million to $25.0 million, adjust the interest rate and amend certain financial and other covenants. We refer to the 2022 Amended Loan Agreement, as amended by the 2023 Loan Amendment, as the 2023 Amended Loan Agreement.

Pursuant to the 2023 Amended Loan Agreement, borrowings under the revolving line of credit cannot exceed 85% of eligible accounts receivable balances, bear interest at the greater of 7.0% or the prime rate as published in The Wall Street Journal and mature on July 15, 2025. In an event of default, as defined in the 2023 Amended Loan Agreement, and until such event is no longer continuing, the annual interest rate to be charged would be the annual rate otherwise applicable to borrowings under the 2023 Amended Loan Agreement plus 5.00%.

Borrowings are collateralized by substantially all of our assets and property. Under the 2023 Amended Loan Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the 2023 Amended Loan Agreement and through the maturity date, we are required to maintain a minimum Adjusted Quick Ratio of 1.10 to 1.00 defined as the ratio of (1) the sum of unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on our balance sheet to (2) current liabilities, including all borrowings outstanding under the 2023 Amended Loan Agreement, but excluding the current portion of deferred revenue (in each case determined in accordance with GAAP). At any time the Adjusted Quick Ratio is less than 1.30 to 1.00 the Lender shall have the ability to use our cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months.

Since our inception, we have incurred operating losses and may continue to incur losses in the foreseeable future. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without considering the borrowing availability under our credit facility. In June 2023, we committed to exiting our health insurance vertical and implemented the Reduction Plan, which included the elimination of approximately 28% of our workforce. We expect these reductions to produce cost savings in non-marketing operating expenses of over 15%. On August 1, 2023, we sold assets relating to our health insurance vertical. Among the assets sold were all of the issued and outstanding membership interests of Eversurance for proceeds of approximately $13.2 million, subject to customary post-closing adjustments. Eversurance included commissions receivable of approximately $32.2 million as of June 30, 2023, which were expected to be collected over the next seven years. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our revenue, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, sales and marketing activities, impact to our business from our restructuring, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$2,111	$(7,373)
Net cash used in investing activities	(2,022)	(1,989)
Net cash provided by financing activities	108	15,557
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16	(27)
Net increase in cash, cash equivalents and restricted cash	$213	$6,168

Net cash provided by (used in) operating activities

Operating activities provided $2.1 million in cash during the six months ended June 30, 2023, primarily resulting from the offset of net non-cash charges of $16.6 million and net cash provided by changes in our operating assets and liabilities of $1.2 million to our net loss of $15.7 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $7.3 million decrease in accounts receivable and a $1.9 million decrease in prepaid expenses and other current assets, partially offset by a decrease in accounts payable and accrued expenses and other current liabilities of $7.5 million and a net change of $0.3 million in our operating lease right-of-use assets and liabilities. Operating activities used $7.4 million of cash during the six months ended June 30, 2022 primarily resulting from our net loss of $9.5 million and net cash used by operating activities of $11.3 million, partially offset by net non-cash charges of $13.4 million. Net cash used by changes in our operating assets and liabilities consisted primarily of an $11.4 million increase in commissions receivable and a $1.0 million increase in accounts receivable, partially offset by a net $1.4 million increase in accounts payable and accrued expenses and other current liabilities.

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

Net cash used in investing activities

Net cash used in investing activities was $2.0 million for each of the six months ended June 30, 2023 and 2022. Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was attributable to the acquisition of property and equipment, which included the capitalization of certain software development costs. During the six months ended June 30, 2023 and 2022, we capitalized $1.9 million and $1.3 million, respectively, of software development costs.

Net cash provided by financing activities

During the six months ended June 30, 2023 and 2022, net cash provided by financing activities was $0.1 million and $15.6 million, respectively. Net cash provided by financing activities during the six months ended June 30, 2023 consisted of proceeds received from the exercise of common stock options, partially offset by tax withholding payments relating to net share settlements. Net cash provided by financing activities during the six months ended June 30, 2022 consisted of $15.0 million of proceeds from the issuance and sale of shares of common stock in a private placement with Recognition Capital, LLC, an entity which is owned and controlled by David Blundin, Chairman of the Board of Directors and co-founder of our company, and $0.6 million from the exercise of common stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a credit agreement that provides us with credit at a floating rate of interest. As of June 30, 2023, we had no outstanding borrowings under our credit facility and therefore no material exposure to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings and this item is included in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our subsequent periodic filings with the Securities and Exchange Commission. Other than as reflected in the following updated risk factors, there has been no material change from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022:

A significant portion of our revenue in recent periods was derived from two customers, and our results of operations could be adversely affected and stockholder value harmed if we lose business from these customers.

Sales to Progressive Casualty Insurance Company accounted for 11% and 25% of our revenue for the three and six months ended June 30, 2023, respectively, and 21% of our revenue for the year ended December 31, 2022. Sales to State Farm Mutual Automobile Insurance Company accounted for 12% and 11% of our revenue for the three and six months ended June 30, 2023, respectively, and 11% of our revenue for the year ended December 31, 2022. These customers made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that these customers will continue to purchase from us at their historical levels or at all. If these customers were to reduce their level of purchases from us or discontinue their relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

Our business is substantially dependent on revenue from automotive insurance providers and subject to risks related to automotive insurance and the larger automotive industry.

A substantial majority of the referrals made through our marketplace are for automobile insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 79% of our total revenue for the six months ended June 30, 2023 and revenue from automotive insurance providers accounted for 80% and 79% of our total revenue for the years ended December 31, 2022 and 2021, respectively. The automotive insurance industry has experienced deteriorating underwriting performance due to a sudden and persistent rise in the severity of claims caused by inflationary increases in the cost to repair and replace vehicles and settle medical and injury claims. The increase in claims severity has reduced underwriting performance for auto insurance carriers, causing them to implement policy premium increases and reduce spending on new customer acquisition. If insurance carriers continue to experience large or unexpected losses through the offering of insurance, these carriers may continue to decrease the amount of money they spend with us. For example, in January 2023, we saw a major carrier return to higher spending patterns, but subsequently reduce customer acquisition spending in the second quarter of 2023 due to higher than expected claims losses. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. Similarly, we believe that shortages of semiconductor chips for new car production, as well as the availability of automotive parts used in car repair, have resulted in higher insurance claims losses and increasing insurance carrier loss ratios.

Our recent restructuring may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected and could disrupt our business.

In June 2023, we committed to exiting our health insurance vertical and implemented a workforce reduction plan to reduce the total number of our employees by approximately 28%. We undertook these initiatives to strengthen our balance sheet, improve operational efficiencies and operating costs and better align our workforce with current business needs, top strategic priorities and key growth opportunities. We may not realize, in full or in part, the anticipated benefits and savings from this restructuring due to unforeseen difficulties, delays or unexpected costs. In addition, we may incur additional expenses not currently contemplated due to events associated with the restructuring. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, or if we incur additional expenses related to the restructuring, our operating results and financial condition would be adversely affected. Furthermore, the restructuring may be disruptive to our operations. For example, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing the organizational changes brought about by the reduction in force. In addition, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternative employment, this could result in unplanned additional expense to ensure adequate staffing of our company or harm our productivity. Our workforce reduction could also harm our ability to attract and retain qualified personnel who are critical to our business. Any failure to attract or retain qualified personnel could adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no shares of equity securities sold or issued, or options granted, by us during the three months ended June 30, 2023 that were not registered under the Securities Act of 1933, as amended, and that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from April 1, 2023 to June 30, 2023.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Purchase and Sale Agreement, dated August 1, 2023, by and between MyPlanAdvocate Insurance Solutions Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2023).

10.1

Loan and Security Modification Agreement, dated August 1, 2023, by and between Western Alliance Bank and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2023).

10.2

Loan and Security Modification Agreement, dated August 7, 2023, by and between Western Alliance Bank and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2023).

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

EVERQUOTE, INC.

Date: August 8, 2023	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Joseph Sanborn
Joseph Sanborn Chief Financial Officer and Treasurer (Principal Financial Officer)