Form 10-Q
period 2023-09-30
EverQuote, Inc.
filed 2023-11-07
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of September 30, 2023, the registrant had 28,107,681 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 5,604,278 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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
•
our dependence on revenue from automotive insurance providers for a significant portion of our revenue and those automotive insurance providers' exposure to risks related to the automotive insurance industry;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$39,049	$30,835
Accounts receivable, net	22,151	29,604
Commissions receivable, current portion	4,820	13,530
Prepaid expenses and other current assets	4,078	7,005
Total current assets	70,098	80,974
Property and equipment, net	5,625	6,460
Goodwill	21,501	21,501
Acquired intangible assets, net	5,516	7,955
Operating lease right-of-use assets	2,108	5,769
Commissions receivable, non-current portion	8,724	33,410
Other assets	414	450
Total assets	$113,986	$156,519
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,627	$30,680
Accrued expenses and other current liabilities	6,769	9,924
Deferred revenue	1,901	1,867
Operating lease liabilities	2,698	2,936
Total current liabilities	31,995	45,407
Operating lease liabilities, net of current portion	120	3,501
Other long-term liabilities	—	125
Total liabilities	32,115	49,033
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 28,107,681 and 26,447,880 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	28	26
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 5,604,278 and 6,139,774 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	288,843	269,521
Accumulated other comprehensive loss	(6)	(6)
Accumulated deficit	(207,000)	(162,061)
Total stockholders' equity	81,871	107,486
Total liabilities and stockholders' equity	$113,986	$156,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$55,011	$103,223	$232,216	$315,819
Cost and operating expenses:
Cost of revenue	6,150	5,877	17,467	17,920
Sales and marketing	46,505	89,098	195,537	273,102
Research and development	6,270	7,832	21,647	24,273
General and administrative	5,741	7,102	19,339	21,400
Restructuring and other charges	19,757	—	23,589	—
Acquisition-related costs	—	(96)	(150)	(4,767)
Total cost and operating expenses	84,423	109,813	277,429	331,928
Loss from operations	(29,412)	(6,590)	(45,213)	(16,109)
Other income (expense):
Interest income	411	113	869	158
Other income, net	20	26	5	29
Total other income, net	431	139	874	187
Loss before income taxes	(28,981)	(6,451)	(44,339)	(15,922)
Income tax expense	(236)	—	(600)	—
Net loss	$(29,217)	$(6,451)	$(44,939)	$(15,922)
Net loss per share, basic and diluted	$(0.87)	$(0.20)	$(1.36)	$(0.51)
Weighted average common shares outstanding, basic and diluted	33,549	32,008	33,146	31,357

Comprehensive loss:
Net loss	$(29,217)	$(6,451)	$(44,939)	$(15,922)
Other comprehensive loss:
Foreign currency translation adjustment	(27)	(32)	—	(51)
Comprehensive loss	$(29,244)	$(6,483)	$(44,939)	$(15,973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	26,447,880	$26	6,139,774	$6	$269,521	$(6)	$(162,061)	$107,486
Issuance of common stock upon exercise of stock options	45,163	—	—	—	287	—	—	287
Net issuance of common stock upon vesting of restricted stock units	327,943	1	—	—	(131)	—	—	(130)
Transfer of Class B common stock to Class A common stock	535,496	—	(535,496)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,509	—	—	6,509
Foreign currency translation adjustment	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(2,529)	(2,529)
Balances at March 31, 2023	27,356,482	27	5,604,278	6	276,186	7	(164,590)	111,636
Issuance of common stock upon exercise of stock options	8,500	—	—	—	53	—	—	53
Net issuance of common stock upon vesting of restricted stock units	397,028	1	—	—	(103)	—	—	(102)
Stock-based compensation expense	—	—	—	—	7,130	—	—	7,130
Foreign currency translation adjustment	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	(13,193)	(13,193)
Balances at June 30, 2023	27,762,010	28	5,604,278	6	283,266	21	(177,783)	105,538
Net issuance of common stock upon vesting of restricted stock units	345,671	—	—	—	(67)	—	—	(67)
Stock-based compensation expense	—	—	—	—	5,644	—	—	5,644
Foreign currency translation adjustment	—	—	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	—	—	(29,217)	(29,217)
Balances at September 30, 2023	28,107,681	$28	5,604,278	$6	$288,843	$(6)	$(207,000)	$81,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	23,544,995	$24	6,407,678	$6	$222,730	$10	$(137,645)	$85,125
Private placement of common stock	1,004,016	1	—	—	14,999	—	—	15,000
Issuance of common stock upon exercise of stock options	92,975	—	—	—	558	—	—	558
Vesting of restricted stock units	307,953	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,464	—	—	7,464
Foreign currency translation adjustment	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(5,715)	(5,715)
Balances at March 31, 2022	24,949,939	25	6,407,678	6	245,751	20	(143,360)	102,442
Issuance of common stock upon exercise of stock options	6,602	1	—	—	49	—	—	50
Net issuance of common stock upon vesting of restricted stock units	342,028	—	—	—	(51)	—	—	(51)
Transfer of Class B common stock to Class A common stock	237,904	—	(237,904)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,596	—	—	7,596
Foreign currency translation adjustment	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(3,756)	(3,756)
Balances at June 30, 2022	25,536,473	26	6,169,774	6	253,345	(9)	(147,116)	106,252
Issuance of common stock upon exercise of stock options	16,401	—	—	—	122	—	-	122
Net issuance of common stock upon vesting of restricted stock units	432,653	—	—	—	136	—	-	136
Stock-based compensation expense	—	—	—	—	7,215	—	-	7,215
Foreign currency translation adjustment	—	—	—	—	—	(32)	-	(32)
Net loss	—	—	—	—	—	—	(6,451)	(6,451)
Balances at September 30, 2022	25,985,527	$26	6,169,774	$6	$260,818	$(41)	$(153,567)	$107,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,939)	$(15,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,121	4,326
Stock-based compensation expense	19,283	22,363
Loss on sale of health assets	19,388	—
Impairment of right-of-use asset	384	—
Change in fair value of contingent consideration liabilities	(150)	(4,767)
Provision for bad debt	186	112
Unrealized foreign currency transaction gains	(1)	(34)
Changes in operating assets and liabilities:
Accounts receivable	7,267	(4,877)
Prepaid expenses and other current assets	2,637	(366)
Commissions receivable, current and non-current	2,611	(15,674)
Operating lease right-of-use assets	2,006	1,951
Other assets	36	(19)
Accounts payable	(10,029)	7,620
Accrued expenses and other current liabilities	(3,522)	(3,266)
Deferred revenue	34	(206)
Operating lease liabilities	(2,348)	(2,134)
Net cash used in operating activities	(2,036)	(10,893)
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(2,988)	(3,219)
Proceeds from sale of health assets	13,194	—
Net cash provided by (used in) investing activities	10,206	(3,219)
Cash flows from financing activities:
Proceeds from exercise of stock options	340	730
Proceeds from private placement of common stock	—	15,000
Tax withholding payments related to net share settlement	(299)	(79)
Net cash provided by financing activities	41	15,651
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(49)
Net increase in cash, cash equivalents and restricted cash	8,214	1,490
Cash, cash equivalents and restricted cash at beginning of period	30,835	35,101
Cash, cash equivalents and restricted cash at end of period	$39,049	$36,591
Supplemental disclosure of non-cash investing and financing information:
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	$69	$27
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,096
Issuance of Class A common stock in settlement of stock-based compensation liability	$—	$164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

EverQuote, Inc. (the “Company”) was incorporated in the state of Delaware in 2008. Through its internet websites, the Company operates an online marketplace for consumers shopping for auto, home and renters and life insurance. The Company generates revenue primarily by selling consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. The Company also generates revenue from commission fees paid by insurance provider customers for insurance policies it sells to consumers. In June 2023, the Company committed to exiting its health insurance vertical, and in August 2023, the Company sold health insurance vertical assets by selling its former subsidiary, Eversurance LLC (see Note 11).

The Company is subject to a number of risks and uncertainties common to companies in similar industries and stages of development including, but not limited to, rapid technological changes, competition from substitute products and services from larger companies, protection of proprietary technology, customer and industry concentrations, patent litigation, the need to obtain additional financing to support growth and dependence on third parties and key individuals.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including net losses of $44.9 million for the nine months ended September 30, 2023 and $24.4 million for the year ended December 31, 2022. As of September 30, 2023, the Company had an accumulated deficit of $207.0 million. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements, without considering borrowing availability under the Company’s revolving line of credit.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2022 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2023 and results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022 have been made. The Company’s results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023 or any other period.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States and receives commissions from insurance provider customers for insurance policies sold. For the three months ended September 30, 2023, one customer represented 10% of total revenue. For the three months ended September 30, 2022, two customers represented 30% and 10%, respectively, of total revenue. For the nine months ended September 30, 2023, two customers represented 20% and 11%, respectively, of total revenue. For the nine months ended September 30, 2022, two customers represented 21% and 11%, respectively, of total revenue. As of September 30, 2023, two customers accounted for 38% and 10%, respectively, of the total accounts receivable and commissions receivable balance (including current and non-current). As of December 31, 2022, one customer accounted for 23% of the total accounts and commissions receivable balance.

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

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. As of September 30, 2023 and December 31, 2022, the Company’s allowance for credit losses was $0.4 million and $0.7 million, respectively. During the three and nine months ended September 30, 2023, the Company wrote off $0.5 million of uncollectible accounts. During the three and nine months ended September 30, 2022, the Company wrote off an insignificant amount of uncollectible accounts.

Revenue Recognition

The Company derives its revenue primarily by selling consumer referrals to its insurance provider customers, including insurance carriers, agents and indirect distributors. The Company also generates revenue from commission fees for the sale of policies, primarily in its automotive insurance vertical, and prior to its exit from health, in its health insurance vertical. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606 Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

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

Commission Revenue

The Company’s commission revenue consists of the estimated constrained lifetime values (the “constrained LTVs”) of commission payments that the Company expects to receive in its automotive insurance vertical, and prior to its exit from health, that it expected to receive in its health insurance vertical on the sale of insurance policies to consumers and renewals of such policies. Commission revenue is recognized upon satisfaction of the Company’s performance obligation. The Company considers its performance obligation related to commissions for both the initial policy sale and future renewals of the policy to be satisfied upon submission of the policy application. Therefore, a significant portion of the commission revenue the Company records upon satisfaction of its performance obligation is paid by the Company’s insurance provider customer over a multi-year time frame as policyholders renew and pay the insurance provider for their policies. The current portion of commissions receivable consists of estimated commissions on new policies sold and estimated renewal commissions on policies expected to be renewed within one year, while the non-current portion of commissions receivable are commissions for estimated renewals expected to be renewed beyond one year. Commission revenue represented less than 10% of total revenue in each of the three and nine months ended September 30, 2023, less than 10% of total revenue in the three months ended September 30, 2022 and 12% of total revenue in the nine months ended September 30, 2022.

Prior to the Company's exit from the health insurance vertical, the Company estimated commission revenue for each health insurance product by using a portfolio approach to a group of policies by product type and the application submission date of the relevant policy, which were referred to as “cohorts.” The Company’s estimate of constrained LTVs was based on an analysis of historical commission payment trends for relevant policies to establish an expected lifetime value and incorporated management’s judgment in interpreting those trends to calculate LTVs and to apply constraints to such LTVs. Significant factors impacting historical trends included carrier mix, average policy duration and conversion rates of paying policies.

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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct channels	76%	85%	82%	86%
Indirect channels	24%	15%	18%	14%
	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Automotive	$43,077	$88,150	$182,520	$257,200
Home and Renters	10,889	7,191	31,068	25,292
Other	1,045	7,882	18,628	33,327
Total Revenue	$55,011	$103,223	$232,216	$315,819

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At September 30, 2023 and December 31, 2022, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.9 million as of December 31, 2022. During the nine months ended September 30, 2023, the Company recognized revenue of $1.3 million that was included in the contract liability balance (deferred revenue) at December 31, 2022. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.

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

The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three and nine months ended September 30, 2023 or 2022. While the Company is exposed to credit losses due to the non-payment by insurance carriers, it considers the risk of this to be remote.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2023 and 2022, advertising expense totaled $35.6 million and $71.4 million, respectively. During the nine months ended September 30, 2023 and 2022, advertising expense totaled $152.6 million and $216.6 million, respectively.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2023	2022
Options to purchase common stock	2,467,703	1,982,534
Unvested restricted stock units	2,493,016	3,020,882
	4,960,719	5,003,416

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

3. Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,166	$—	$—	$3,166

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,812	$—	$—	$15,812
Liabilities:
Contingent consideration liability associated with acquisition of PolicyFuel included in accrued expenses and other current liabilities	$—	$—	$25	$25
Contingent consideration liability associated with acquisition of PolicyFuel included in other long-term liabilities	—	—	125	125
	$—	$—	$150	$150

There were no transfers into or out of Level 3 during the nine months ended September 30, 2023 or 2022.

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

Contingent consideration liabilities related to the acquisition of Policy Fuel, LLC and its affiliated entities (“PolicyFuel”) in 2021. The former owners of PolicyFuel are eligible to receive a variable number of shares of Class A common stock upon the achievement (at varying levels) of certain annual revenue targets over the three-year period following the acquisition. Contingent consideration liabilities are valued by the Company using significant inputs not observable in the market (a Level 3 measurement). The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized as acquisition-related costs within the consolidated statements of operations and comprehensive loss.

The Company used a Monte Carlo simulation model in its estimates of the fair value of the contingent consideration related to the PolicyFuel acquisition. The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of the Company’s Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate.

The following table provides a roll-forward of the aggregate fair values of the Company’s contingent consideration liabilities for which fair value is determined by Level 3 inputs (in thousands):

Contingent
Consideration
Liabilities
Fair value at December 31, 2022	$150
Change in fair value of contingent consideration related to PolicyFuel acquisition	(150)
Fair value at September 30, 2023	$—

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

There were no changes to goodwill for the three and nine months ended September 30, 2023.

Acquired intangible assets consisted of the following (in thousands):

		September 30, 2023
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	9.0	$6,600	$(1,564)	$5,036
Developed technology	3.0	1,700	(1,220)	480
Other identifiable intangible assets	2.0	300	(300)	—
		$8,600	$(3,084)	$5,516

		December 31, 2022
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	7.6	$10,200	$(3,353)	$6,847
Developed technology	3.0	1,700	(786)	914
Other identifiable intangible assets	2.8	570	(376)	194
		$12,470	$(4,515)	$7,955

During the three months ended September 30, 2023, the Company sold Eversurance LLC, which included health-related intangible assets with a gross amount of $3.9 million, accumulated amortization of $2.9 million and a carrying value of $1.0 million (see Note 11).

Future amortization expense of the remaining intangible assets as of September 30, 2023 is expected to be as follows (in thousands):

Year Ending December 31,
2023 (remaining three months)	$325
2024	1,261
2025	651
2026	685
2027	708
Thereafter	1,886
$5,516

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued employee compensation and benefits	$3,181	$4,254
Accrued advertising expenses	1,550	3,970
Other current liabilities	2,038	1,700
	$6,769	$9,924

6. Loan and Security Agreement

On July 15, 2022, the Company executed a Loan and Security Modification Agreement (the “2022 Loan Amendment”) to amend its Amended and Restated Loan and Security Agreement, dated as of August 7, 2020 (the “2020 Loan Agreement”) with Western Alliance Bank (the “Lender”), to increase the revolving line of credit available thereunder from $25.0 million to $35.0 million, to extend the maturity date of the revolving line of credit from August 2022 to July 2025 and to provide the Company access to a term loan of up to $10.0 million. The 2020 Loan Agreement, as amended by the 2022 Loan Amendment, is referred to as the “2022 Amended Loan Agreement.” On August 1, 2023, in connection with the sale of Eversurance LLC (see Note 11), the Company entered into a Loan and Security Modification Agreement (the “2023 Consent and Release”), pursuant to which the Lender consented to the sale of Eversurance LLC and released any security interests it had in the membership interests of Eversurance LLC. On August 7, 2023, the Company executed a Loan and Security Modification Agreement (the “2023 Loan Amendment”) to amend the 2022 Amended Loan Agreement to, among other things, eliminate the term loan availability, decrease the revolving line of credit from $35.0 million to $25.0 million, update the interest rate on outstanding borrowings to the greater of 7.0% or the prime rate as published in The Wall Street Journal and update certain financial and other covenants. The 2022 Loan Agreement, as amended by the 2023 Consent and Release and the 2023 Loan Amendment, is referred to as the “2023 Amended Loan Agreement.”

Pursuant to the 2023 Loan Amendment the minimum asset coverage ratio, fixed charge coverage ratio and leverage ratio covenants were eliminated and replaced with an adjusted quick ratio covenant. As of the effective date of the 2023 Loan Amendment and through the maturity date, the Company is required to maintain a minimum adjusted quick ratio of 1.10 to 1.00. “Adjusted Quick Ratio” is defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on the Company’s balance sheet to (2) current liabilities, including all borrowings outstanding under the 2023 Amended Loan Agreement, but excluding the current portion of deferred revenue, in each case determined in accordance with GAAP. At any time the Adjusted Quick Ratio is less than 1.30 to 1.00 the Lender shall have the ability to use the Company's cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months. The Company has agreed to certain other affirmative and negative covenants to which it will remain subject until maturity. Such covenants include limitations on the Company’s ability to incur additional indebtedness, as described below, and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses.

Pursuant to the 2023 Amended Loan Agreement, borrowings under the revolving line of credit cannot exceed 85% of eligible accounts receivable balances, bear interest at the greater of 7.0% or the prime rate as published in The Wall Street Journal and mature on July 15, 2025. In an event of default, as defined in the 2023 Amended Loan Agreement, and until such event is no longer continuing, the annual interest rate to be charged would be the annual rate otherwise applicable to borrowings under the 2023 Amended Loan Agreement plus 5.00%. Borrowings are collateralized by substantially all of the Company's assets and property. As of September 30, 2023, the Company was in compliance with the covenants in the 2023 Amended Loan Agreement and the Company had no amounts outstanding under the revolving line of credit.

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lowest of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,629,382 shares effective as of January 1, 2023 in accordance with the provisions of the 2018 Plan described above. As of September 30, 2023, 1,654,089 shares remained available for future grant under the 2018 Plan.

Options and restricted stock units (“RSUs”) granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire no later than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices. Certain of the Company’s RSUs are net settled by withholding shares of the Company’s Class A common stock to cover statutory income taxes.

During the nine months ended September 30, 2023, the Company granted 2,319,252 service-based options and RSUs under the 2018 Plan with an aggregate grant date fair value of $21.3 million.

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

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$57	$67	$170	$221
Sales and marketing	2,216	2,461	6,761	8,635
Research and development	1,820	2,687	6,479	7,748
General and administrative	1,386	2,018	4,585	5,759
Restructuring and other charges	165	—	1,288	—
	$5,644	$7,233	$19,283	$22,363

As of September 30, 2023, unrecognized compensation expense for RSUs and option awards was $25.2 million, which is expected to be recognized over a weighted average period of 3.5 years.

8. Commitments and Contingencies

Leases

The Company leases office space under various non-cancelable operating leases. In connection with the sale of Eversurance LLC in August 2023, the Evansville, Indiana office lease was transferred to the buyers of Eversurance LLC. The carrying value of the right-of-use asset and related operating lease liability was $1.1 million each as of August 1, 2023, and as a result, there was no loss related to the lease (see Note 11). As part of the Company's recent restructuring, the Company subleased a portion of office space in its Cambridge, Massachusetts headquarters for the remaining term of its lease through September 2024 to two third parties for total payments of approximately $0.3 million. In connection with entering into the subleases, the Company recorded an asset impairment of $0.4 million in the three months ended September 30, 2023, which is included in restructuring and other charges in the consolidated statements of operations and comprehensive loss (see Note 11).

There have been no other material changes to the Company’s leases during the three and nine months ended September 30, 2023. For additional information, please read Note 12, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Through September 30, 2023, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2023 and December 31, 2022.

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

9. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.2 million during each of the three months ended September 30, 2023 and 2022. The Company contributed $0.7 million during each of the nine months ended September 30, 2023 and 2022.

10. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended September 30, 2023 and 2022, the Company recorded expense of $0.7 million and $2.8 million, respectively, related to these arrangements. During the three months ended September 30, 2023 and 2022, the Company paid $0.5 million and $3.4 million, respectively, related to these arrangements. During the nine months ended September 30, 2023 and 2022, the Company recorded expense of $3.0 million and $6.2 million, respectively, related to these arrangements. During the nine months ended September 30, 2023 and 2022, the Company paid $3.3 million and $5.5 million, respectively, related to these arrangements. As of September 30, 2023, and December 31, 2022, amounts due to related-party affiliates totaled $0.3 million and $0.6 million, respectively, which were included in accounts payable on the condensed consolidated balance sheets.

On February 23, 2022, the Company sold 1,004,016 shares of Class A common stock at a purchase price of $14.94 per share for gross proceeds of $15.0 million in a private placement to Recognition Capital, LLC, an entity which is owned and controlled by David Blundin, Chairman of the board of directors and co-founder of the Company.

11. Restructuring and Other Charges

In June 2023, the Company committed to exiting its health insurance vertical to increase focus on core verticals and implemented a workforce reduction plan (the “Reduction Plan”) to improve operating efficiency. The Reduction Plan included the elimination of 175 employees, or approximately 28%, of the Company’s workforce. During the three and nine months ended September 30, 2023, the Company incurred $0.2 million and $4.0 million, respectively, in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of zero and $2.7 million, respectively, that are expected to be paid through August 2024, and non-cash charges for the modification of certain equity awards of $0.2 million and $1.3 million, respectively. During the three and nine months ended September 30, 2023, the Company recorded a credit of $0.2 million to restructuring and other charges in the accompanying consolidated statements of operations and comprehensive loss related to estimated severance payments that were not made. In August 2023, the Company sold assets related to its health insurance vertical comprised of all of the issued and outstanding membership interests of Eversurance LLC, a former subsidiary of the Company, to MyPlanAdvocate Insurance Solutions Inc. for cash consideration of $13.2 million. There were no employees of Eversurance LLC at the time of the sale. The assets sold consisted of commissions receivable of $30.8 million, which were expected to be collected over the next seven years, net intangible assets of $1.0 million and other net assets of $0.4 million, including the Company’s Evansville, Indiana office lease. The Company incurred $0.4 million of transaction costs in connection with the sale. Accordingly, the Company recognized a loss on sale of assets of $19.4 million during the three and nine months ended September 30, 2023, which amount is included in restructuring and other charges in the accompanying consolidated statements of operations and comprehensive loss. The Company also recorded an impairment charge on the right-of-use asset related to its Cambridge, Massachusetts office lease of $0.4 million during the three and nine months ended September 30, 2023 in connection with the Company entering into subleases with two third parties for a portion of the office space. The exit of the health insurance vertical and the Reduction Plan are referred to as the Company's recent restructuring, which has been completed as of September 30, 2023.

The Company’s restructuring and other charges and balance of its restructuring liability, which was included in accrued employee compensation and benefits, consisted of the following for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023
	Employee
	Separation	Non-cash	Loss on Sale of	Asset
	Payments	Compensation	Health Assets	Impairments	Total
Accrued Balance at June 30, 2023	$2,602	$—	$—	$—	$2,602
Expense	—	165	19,388	384	19,937
Payments	(1,771)	—	—	—	(1,771)
Adjustments	(180)	—	—	—	(180)
Non-cash	—	(165)	(19,388)	(384)	(19,937)
Accrued Balance at September 30, 2023	$651	$—	$—	$—	$651

	Nine Months Ended September 30, 2023
	Employee
	Separation	Non-cash	Loss on Sale of	Asset
	Payments	Compensation	Health Assets	Impairments	Total
Accrued Balance at December 31, 2022	$—	$—	$—	$—	$—
Expense	2,709	1,288	19,388	384	23,769
Payments	(1,878)	—	—	—	(1,878)
Adjustments	(180)	—	—	—	(180)
Non-cash	—	(1,288)	(19,388)	(384)	(21,060)
Accrued Balance at September 30, 2023	$651	$—	$—	$—	$651

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
•
In 2020, we launched our DTC insurance offerings in our life insurance vertical and in our health insurance vertical via the acquisition of Crosspointe Insurance & Financial Services, LLC, which we later renamed Eversurance, LLC.
•
In 2021, we launched our DTC insurance offerings in our auto and home and renters insurance verticals via the acquisition of Policy Fuel LLC and its affiliates, or PolicyFuel.

In June 2023, we committed to exiting our health insurance vertical, an area that would have required significant capital investment and scale to effectively compete amid an increasingly unpredictable regulatory environment, to increase focus on core verticals, and implemented a workforce reduction plan, or the Reduction Plan, to improve operating efficiency. The Reduction Plan included the elimination of 175 employees, or approximately 28%, of our workforce. We expect these reductions to produce cost savings in non-marketing operating expenses of over 15%. During the three and nine months ended September 30, 2023, we incurred $0.2 million and $4.0 million, respectively, in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of zero and $2.7 million, respectively, that are expected to be paid through August 2024, and non-cash charges for the modification of certain equity awards of $0.2 million and $1.3 million, respectively. During the three and nine months ended September 30, 2023, we recorded a credit of $0.2 million to restructuring and other charges related to estimated severance payments that were not made. On August 1, 2023, we sold all of the issued and outstanding membership interests of our former subsidiary, Eversurance LLC, for cash consideration of $13.2 million to MyPlanAdvocate Insurance Solutions Inc. There were no employees of Eversurance LLC at the time of the sale. The assets sold consisted of commissions receivable of $30.8 million, which were expected to be collected over the next seven years, net intangible assets of $1.0 million and other net assets of $0.4 million, including our Evansville, Indiana office lease. We incurred $0.4 million of transaction costs in connection with the sale. Accordingly, we recognized a loss on sale of $19.4 million during the three months ended September 30, 2023. We also recorded an impairment charge on our right-of-use asset for our Cambridge, Massachusetts office lease of $0.4 million during the three months ended September 30, 2023 in connection with subleases we entered into with two third parties for a portion of the office space. We refer to the exit of our health insurance vertical and the Reduction Plan as our recent restructuring, which we had completed as of September 30, 2023.

In the three months ended September 30, 2023 and 2022, our total revenue was $55.0 million and $103.2 million, respectively, representing a year-over-year decrease of 46.7%. We had net losses of $29.2 million and $6.5 million for the three months ended September 30, 2023 and 2022, respectively, and had $(1.9) million and $2.0 million in adjusted EBITDA for the three months ended September 30, 2023 and 2022, respectively. In the nine months ended September 30, 2023 and 2022, our total revenue was $232.2 million and $315.8 million, respectively, representing a year-over-year decrease of 26.5%. We had net losses of $44.9 million and $15.9 million for the nine months ended September 30, 2023 and 2022, respectively, and had $1.3 million and $5.8 million in adjusted EBITDA for the nine months ended September 30, 2023 and 2022, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

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

Auto insurance industry risk

In the three and nine months ended September 30, 2023, we derived 78% and 79%, respectively, of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. The auto insurance industry has been experiencing deteriorating underwriting performance due to a rise in the severity of claims caused by inflationary increases in the cost to repair and replace vehicles and settle medical and injury claims combined with inadequate policy premiums to cover the cost of claims. This deteriorated underwriting performance has caused our insurance carrier customers to reduce spending on new customer acquisition, which has had a negative impact on the pricing and demand for consumer referrals in our marketplace.

Furthermore, revenue from one of our largest insurance carrier customers, which is comprised primarily of subsidies to us for the benefit of agents to offset agents’ costs for our referrals, was 10% and 11% of total revenue in the three and nine months ended September 30, 2023, respectively. In the third quarter of 2023, this customer reduced subsidies for its agents, which negatively impacted revenue in the third quarter. In October 2023, this customer notified us that it was discontinuing payment of subsidies to us through at least the end of 2023, and we are engaged in contract discussions with this customer for 2024.

The state of the auto insurance market remains volatile. In January 2023, we saw one of our major carriers return to higher spending patterns, but subsequently reduce customer acquisition spending in the second and third quarters of 2023 due to higher than expected claims losses. Revenue from this carrier customer decreased to less than 10% of total revenue in the three months ended September 30, 2023, from 20% of total revenue for the nine months ended September 30, 2023 and 21% of total revenue in 2022.

We expect revenue from referrals to continue to decrease through at least the fourth quarter of 2023 due to lower demand and loss of subsidies for agents.

Expanding consumer traffic

Our success depends in part on the growth of our consumer traffic. We have historically increased consumer traffic to our marketplace by expanding existing advertising channels and adding new channels such as by engaging with consumers through our verified partner network. Over the long term, we plan to increase consumer traffic by leveraging the features and growing data assets of our platform. However, we have decreased advertising spend in response to lower demand for consumer referrals and we have the ability to decrease advertising spend in the future, when the revenue associated with such consumer traffic does not result in incremental profit to our business. We have also increased the number of quote requests acquired from our verified partner network. While we plan to continue to increase the number of quote requests we acquire from our verified partner network, our profitability will be impacted by our ability to acquire quote requests in significant volume, at prices that are attractive, and that represent high-intent shoppers for which insurance providers will purchase referrals.

Increasing the number of insurance providers and their respective spend in our marketplace

Our success also depends on our ability to retain and grow our insurance provider network. Historically, we have generally expanded both the number of insurance providers and the spend per provider on our platform. Recently, we have experienced a decrease in carrier spend in the automotive insurance vertical as described above.

Regulations

Our revenue and earnings may fluctuate from time to time as a result of changes to federal, state, and industry-based laws and regulations, or changes to standards concerning the enforcement thereof. Our business could be affected directly because we operate websites, conduct telephonic and email marketing, and collect, store, share, and use consumer information and other data. Our business also could be affected indirectly if our customers were to adjust their operations as a result of regulatory changes and enforcement activity. For example, the U.S. Federal Trade Commission recently signaled, in public statements and enforcement actions, a new position regarding the consent requirements under the Telemarketing Sales Rule, while the U.S. Federal Communications Commission has proposed changes to the consent rules under the Telephone Consumer Protection Act of 1991, or the TCPA. Although it is unclear how these changes may ultimately be implemented and/or interpreted, they could have an impact on the market for insurance quote requests, and may require us and our third-party sources to modify our marketing practices and policies. In addition, twelve states have enacted (and others are considering) broad data privacy laws that could affect our business. Although it remains unclear how these new privacy laws may be modified or interpreted, their effects could have an impact on our business, and may require us to modify our data use practices and policies and incur compliance-related costs and expenses. For a description of laws and regulations to which we are generally subject, see Item 1 “Business” and Item 1A “Risk Factors.” in our 2022 Annual Report on Form 10-K.

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

We also generate revenue from commissions paid to us by insurance carriers for the sale of policies in our automotive insurance vertical, and prior to our exit from health, in our health insurance vertical. Commission revenue is recognized upon satisfaction of our performance obligation, which we consider to be submission of the policy application to the insurance carrier. We recognize revenue based on our constrained estimate of commission payments we expect to receive over the lifetime of the policies sold, which we refer to as constrained lifetime values, or constrained LTVs, of commission payments.

For the periods presented, our total revenue consisted of revenue generated within our insurance verticals as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Automotive	$43,077	$88,150	$182,520	$257,200
Home and Renters	10,889	7,191	$31,068	$25,292
Other	1,045	7,882	18,628	33,327
Total Revenue	$55,011	$103,223	$232,216	$315,819

We expect an overall decrease in revenue in 2023 as compared to 2022 as we have experienced and expect to continue to experience decreased spending from our carrier partners due primarily to the deteriorated automotive vertical and loss of subsidies. We also expect other revenue to decrease in 2023 as compared to 2022 as a result of our exit from the health insurance vertical.

Cost and Operating Expenses

Our cost and operating expenses consist of cost of revenue, sales and marketing, research and development, general and administrative expenses, restructuring and other charges, and acquisition-related costs.

We allocate certain overhead expenses, such as rent, utilities, office supplies and depreciation and amortization of general office assets, to cost of revenue and operating expense categories based on headcount. As a result, an overhead expense allocation is reflected in cost of revenue and sales and marketing, research and development, and general and administrative expense categories. Personnel-related costs included in cost of revenue and operating expense categories include wages, fringe benefit costs and stock-based compensation expense.

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

Sales and Marketing

Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions and amortization of sales and marketing-related intangible assets. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests, including the cost of quote requests we acquire from our verified partner network, and promoting our marketplace to carriers and agents. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. In order to grow our business and brand awareness, we expect that we will continue to commit substantial resources to our sales and marketing efforts. We expect our sales and marketing expense will decrease in the near term as we expect decreased carrier spend for referrals, which will impact our advertising expenditures, and we expect personnel-related costs to decrease in 2023 from 2022 as a result of the Reduction Plan we implemented in June 2023.

Research and Development

Research and development expense consists primarily of personnel-related costs for software development and product management. We have focused our research and development efforts on improving ease of use and functionality of our existing marketplace platform and developing new offerings and internal tools. We primarily expense research and development costs. Direct development costs related to software enhancements that add functionality are capitalized and amortized as a component of cost of revenue. We expect that research and development expense will decrease in 2023 from 2022 as a result of the Reduction Plan we implemented in June 2023.

General and Administrative

General and administrative expense consists of personnel-related costs and related expenses for executive, finance, legal, human resources, technical support and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums and payment processing and billing costs. We expect that general and administrative expense will decrease in 2023 from 2022 as a result of the Reduction Plan we implemented in June 2023.

Restructuring and Other Charges

Restructuring and other charges includes costs related to the recent restructuring and our exit of the health insurance vertical.

Acquisition-related

Acquisition-related costs include expenses associated with third-party professional services we utilize for the evaluation and execution of acquisitions as well as changes in the fair value of our contingent consideration liabilities recorded as the result of our acquisitions of Eversurance LLC and PolicyFuel, which occurred in 2020 and 2021, respectively.

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

Reconciliation of Net Loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(29,217)	$(6,451)	$(44,939)	$(15,922)
Stock-based compensation	5,479	7,233	17,995	22,363
Depreciation and amortization	2,251	1,410	5,121	4,326
Restructuring and other charges	19,757	—	23,589	—
Acquisition-related costs	—	(96)	(150)	(4,767)
Interest income	(411)	(113)	(869)	(158)
Income tax expense	236	—	600	—
Adjusted EBITDA	$(1,905)	$1,983	$1,347	$5,842

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following tables set forth our results of operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Statement of Operations Data:
Revenue(1)	$55,011	$103,223	$232,216	$315,819
Cost and operating expenses(2):
Cost of revenue	6,150	5,877	17,467	17,920
Sales and marketing	46,505	89,098	195,537	273,102
Research and development	6,270	7,832	21,647	24,273
General and administrative	5,741	7,102	19,339	21,400
Restructuring and other charges	19,757	—	23,589	—
Acquisition-related costs	—	(96)	(150)	(4,767)
Total cost and operating expenses	84,423	109,813	277,429	331,928
Loss from operations	(29,412)	(6,590)	(45,213)	(16,109)
Other income (expense):
Interest income	411	113	869	158
Other income, net	20	26	5	29
Total other income, net	431	139	874	187
Loss before income taxes	(28,981)	(6,451)	(44,339)	(15,922)
Income tax expense	(236)	—	(600)	—
Net loss	$(29,217)	$(6,451)	$(44,939)	$(15,922)
Other Financial and Operational Data:
Variable marketing margin	$19,368	$31,844	$79,614	$99,199
Adjusted EBITDA(3)	$(1,905)	$1,983	$1,347	$5,842

(1)  Comprised of revenue from the following distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct channels	76%	85%	82%	86%
Indirect channels	24%	15%	18%	14%
	100%	100%	100%	100%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$57	$67	$170	$221
Sales and marketing	2,216	2,461	6,761	8,635
Research and development	1,820	2,687	6,479	7,748
General and administrative	1,386	2,018	4,585	5,759
Restructuring and other charges	165	—	1,288	—
	$5,644	$7,233	$19,283	$22,363

(3) See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Revenue:

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$55,011	$103,223	$(48,212)	-46.7%

Revenue decreased by $48.2 million from $103.2 million for the three months ended September 30, 2022 to $55.0 million for the three months ended September 30, 2023. The decrease in revenue was due to a decrease of $45.1 million in revenue from our automotive insurance vertical and a decrease of $6.8 million in our other insurance verticals, partially offset by an increase of $3.7 million in our home and renters insurance vertical. The decrease in revenue from our automotive insurance vertical was primarily due to a decrease in carrier spend for referrals of $40.4 million, including a decrease in subsidies from one of our larger carrier customers, and a decrease in commission revenue of $4.6 million. The decrease in revenue from our other insurance verticals was primarily due to a decrease in commission revenue of $4.4 million and a decrease in referral revenue of $2.5 million, both due primarily to our exit from health insurance.

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$232,216	$315,819	$(83,603)	-26.5%

Revenue decreased by $83.6 million from $315.8 million for the nine months ended September 30, 2022 to $232.2 million for the nine months ended September 30, 2023. The decrease in revenue was due to a decrease of $74.7 million in revenue from our automotive insurance vertical and a decrease of $14.7 million in our other insurance verticals, partially offset by an increase in revenue from home and renters insurance vertical of $5.8 million. The decrease in revenue from our automotive insurance vertical was primarily due to a decrease in carrier spend for referrals of $63.5 million, including a decrease in subsidies from one of our larger carrier customers, and a decrease in commission revenue of $11.2 million. The decrease in revenue from our other insurance verticals was primarily due to a decrease in commission revenue of $9.0 million and a decrease in carrier spend for referrals of $5.7 million, both due primarily to our exit from health insurance.

Cost of Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$6,150	$5,877	$273	4.6%
Percentage of revenue	11.2%	5.7%

Cost of revenue increased by $0.3 million from $5.9 million for the three months ended September 30, 2022 to $6.2 million for the three months ended September 30, 2023. Cost of revenue increased primarily due to an increase in depreciation expense of $1.1 million related primarily to technology assets that will no longer be used, partially offset by a decrease in third-party call center costs of $0.9 million as a result of shifting call referrals from third-party call centers to employees and a decrease in calls related to our health insurance vertical. Hosting costs also decreased by $0.2 million. These decreases were partially offset by increased personnel-related costs of $0.3 million due to the shift of call referrals from third-party call centers to employees.

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$17,467	$17,920	$(453)	-2.5%
Percentage of revenue	7.5%	5.7%

Cost of revenue decreased by $0.5 million from $17.9 million for the nine months ended September 30, 2022 to $17.5 million for the nine months ended September 30, 2023. Cost of revenue decreased primarily due to a decrease in third-party call center costs of $2.4 million as a result of shifting call referrals from third-party call centers to employees and a decrease in calls related to our health insurance vertical. Hosting costs also decreased by $0.7 million. These decreases were partially offset by increased personnel-related costs of $1.3 million due to the shift of call referrals from third-party call centers to employees and increased depreciation expense of $1.1 million related primarily to technology assets that will no longer be used.

Sales and Marketing

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing expense	$46,505	$89,098	$(42,593)	-47.8%
Percentage of revenue	84.5%	86.3%

Sales and marketing expense decreased by $42.6 million from $89.1 million for the three months ended September 30, 2022 to $46.5 million for the three months ended September 30, 2023. The decrease in sales and marketing expense was primarily due to a decrease in advertising costs of $35.7 million due to a decrease in carrier spend and a decrease in personnel-related costs of $5.1 million, primarily in our DTC agency. Agent license fees decreased by $0.3 million due to the decrease in health insurance agents. Office and occupancy, agent marketing and technology services costs each also decreased by $0.2 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due primarily to our exit from the health insurance vertical and the reduction in personnel. Depreciation and amortization decreased by $0.2 million due to the intangible assets sold as part of the health insurance vertical exit.

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing expense	$195,537	$273,102	$(77,565)	-28.4%
Percentage of revenue	84.2%	86.5%

Sales and marketing expense decreased by $77.6 million from $273.1 million for the nine months ended September 30, 2022 to $195.5 million for the nine months ended September 30, 2023. The decrease in sales and marketing expense was primarily due to a decrease in advertising costs of $64.0 million due to a decrease in carrier spend and a decrease in personnel-related costs of $10.2 million, primarily in our DTC agency. Personnel-related costs included stock-based compensation expense of $6.8 million and $8.6 million for the nine months ended September 30, 2023 and 2022, respectively. Office and occupancy costs also decreased by $0.6 million due to a reduction in personnel from 2022 to 2023. Technology services, agent marketing, and consulting service costs also decreased by $0.6 million, $0.5 million and $0.3 million, respectively, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due primarily to our exit from the health insurance vertical and the reduction in personnel.

Research and Development

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development expense	$6,270	$7,832	$(1,562)	-19.9%
Percentage of revenue	11.4%	7.6%

Research and development expense decreased by $1.6 million from $7.8 million for the three months ended September 30, 2022 to $6.3 million for the three months ended September 30, 2023. The decrease in research and development expense was primarily due to a decrease in personnel-related costs.

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development expense	$21,647	$24,273	$(2,626)	-10.8%
Percentage of revenue	9.3%	7.7%

Research and development expense decreased by $2.6 million from $24.3 million for the nine months ended September 30, 2022 to $21.6 million for the nine months ended September 30, 2023. The decrease in research and development expense was primarily due to a decrease in personnel-related costs.

General and Administrative

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative expense	$5,741	$7,102	$(1,361)	-19.2%
Percentage of revenue	10.4%	6.9%

General and administrative expenses decreased by $1.4 million from $7.1 million for the three months ended September 30, 2022 to $5.7 million for the three months ended September 30, 2023. The decrease in general and administrative expenses was primarily due to a decrease in personnel-related costs of $1.0 million and a decrease in professional fees of $0.3 million.

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative expense	$19,339	$21,400	$(2,061)	-9.6%
Percentage of revenue	8.3%	6.8%

General and administrative expenses decreased by $2.1 million from $21.4 million for the nine months ended September 30, 2022 to $19.3 million for the nine months ended September 30, 2023. The decrease in general and administrative expenses was primarily due to a decrease in personnel-related costs of $2.3 million and decreases in professional fees of $0.4 million, partially offset by an increase in legal fees of $0.5 million.

Restructuring and Other Charges

Restructuring and other charges of $19.8 million and $23.6 million for the three and nine months ended September 30, 2023, respectively, consisted of costs related to the Reduction Plan we implemented in June 2023. For the three and nine months ended September 30, 2023, restructuring and other charges primarily included the loss on the sale of health insurance vertical assets of $19.4 million and an asset impairment charge of $0.4 million for the right-of-use asset related to our Cambridge, Massachusetts office lease. For the nine months ended September 30, 2023, restructuring costs and other charges also included net employee separation charges and non-cash compensation related to the restructuring of $3.8 million.

Acquisition-related

Acquisition-related costs for the three months ended September 30, 2023 and 2022 solely consisted of the change in fair value of our contingent consideration liabilities recorded as the result of our acquisitions. We recorded credits to acquisition-related costs for the three months ended September 30, 2023 and 2022 of zero and $0.1 million, respectively.

Acquisition-related costs for the nine months ended September 30, 2023 and 2022 solely consisted of the change in fair value of our contingent consideration liabilities recorded as the result of our acquisitions. We recorded credits to acquisition-related costs for the nine months ended September 30, 2023 and 2022 of $0.2 million and $4.8 million, respectively, related to the decrease in the fair value of our contingent consideration liability primarily due to changes to our future revenue forecasts and, to a lesser extent, changes in market value of our Class A common stock.

Other Income (Expense)

Interest income increased by $0.3 million and $0.7 million in the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022 due to increases in interest rates earned on our cash balances. Other income (expense), net was not significant for any periods presented.

Income Tax Expense

We recorded income tax expense of $0.2 million and $0.6 million in the three and nine months ended September 30, 2023, respectively. We maintain a valuation allowance on our overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.

Variable Marketing Margin

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$55,011	$103,223	$(48,212)	-46.7%
Less: total advertising expense (a component of sales and marketing expense)	35,643	71,379
Variable marketing margin	$19,368	$31,844	$(12,476)	-39.2%
Percentage of revenue	35.2%	30.8%

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$232,216	$315,819	$(83,603)	-26.5%
Less: total advertising expense (a component of sales and marketing expense)	152,602	216,620
Variable marketing margin	$79,614	$99,199	$(19,585)	-19.7%
Percentage of revenue	34.3%	31.4%

The decrease in variable marketing margin in the three and nine months ended September 30, 2023 was due primarily to decreased carrier spend.

Liquidity and Capital Resources

As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents of $39.0 million and up to $25.0 million of availability under our revolving line of credit pursuant to the 2023 Amended Loan Agreement (defined as the Amended and Restated Loan and Security Agreement, dated as of August 7, 2020 between us and Western Alliance Bank, as Lender, or the 2020 Loan Agreement, as amended by the Loan and Security Modification Agreement dated as of July 15, 2022, or the 2022 Loan Amendment, as amended by the Loan and Security Modification Agreement dated as of August 1, 2023, or the 2023 Consent and Release, as amended by the Loan and Security Modification Agreement, dated as of on August 7, 2023, or the 2023 Loan Amendment). The 2020 Loan Agreement, as amended by the 2022 Loan Amendment, is referred to as the 2022 Amended Loan Agreement. The 2023 Loan Amendment amended our 2022 Amended Loan Agreement, as amended by the 2023 Consent and Release, to among other things, eliminate the term loan availability thereunder, decrease the revolving line of credit available thereunder from $35.0 million to $25.0 million, adjust the interest rate and amend certain financial and other covenants.

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

Borrowings are collateralized by substantially all of our assets and property. Under the 2023 Amended Loan Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the 2023 Amended Loan Agreement and through the maturity date, we are required to maintain a minimum Adjusted Quick Ratio of 1.10 to 1.00 defined as the ratio of (1) the sum of unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on our balance sheet to (2) current liabilities, including all borrowings outstanding under the 2023 Amended Loan Agreement, but excluding the current portion of deferred revenue (in each case determined in accordance with GAAP). At any time the Adjusted Quick Ratio is less than 1.30 to 1.00 the Lender shall have the ability to use our cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than

1.30 to 1.00 for two consecutive months. As of September 30, 2023, we were in compliance with these covenants and we had no amounts outstanding under the revolving line of credit.

Since our inception, we have incurred operating losses and may continue to incur losses in the foreseeable future. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without considering the borrowing availability under our revolving line of credit. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our revenue, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, sales and marketing activities, impact to our business from our recent restructuring, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(2,036)	$(10,893)
Net cash provided by (used in) investing activities	10,206	(3,219)
Net cash provided by financing activities	41	15,651
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(49)
Net increase in cash, cash equivalents and restricted cash	$8,214	$1,490

Net cash used in operating activities

Operating activities used $2.0 million in cash during the nine months ended September 30, 2023, primarily resulting from our net loss of $44.9 million and net cash used by changes in our operating assets and liabilities of $1.3 million, partially offset by net non-cash charges of $44.2 million, which included the loss on sale of health insurance vertical assets of $19.4 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $13.6 million decrease in accounts payable and accrued expenses and other current liabilities, partially offset by decreases in accounts receivable, prepaid expenses and other current assets and commissions receivable of $7.3 million, $2.6 million and $2.6 million, respectively. Operating activities used $10.9 million during the nine months ended September 30, 2022 primarily resulting from our net loss of $15.9 million and net cash used by changes in our operating assets and liabilities of $17.0 million, partially offset by net non-cash charges of $22.0 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $15.7 million increase in commissions receivable, partially offset by a $4.4 million decrease in accounts receivable.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $10.2 million for the nine months ended September 30, 2023, consisting of cash proceeds from the sale of Eversurance LLC of $13.2 million, partially offset by the acquisition of property and equipment of $3.0 million, which included the capitalization of certain software development costs. Net cash used in investing activities of $3.2 million for the nine months ended September 30, 2022 was attributable to the acquisition of property and equipment, which included the capitalization of certain software development costs. During the nine months ended September 30, 2023 and 2022, we capitalized $2.7 million and $2.5 million, respectively, of software development costs.

Net cash provided by financing activities

During the nine months ended September 30, 2023 and 2022, net cash provided by financing activities was less than $0.1 million and $15.7 million, respectively. Net cash provided by financing activities during the nine months ended September 30, 2023 consisted of proceeds received from the exercise of common stock options, partially offset by tax withholding payments relating to net share settlements. Net cash provided by financing activities during the nine months ended September 30, 2022 consisted of $15.0 million of proceeds from the issuance and sale of shares of common stock in a private placement with Recognition Capital, LLC, an entity which is owned and controlled by David Blundin, Chairman of the Board of Directors and co-founder of our company, and $0.7 million from the exercise of common stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a credit agreement that provides us with credit at a floating rate of interest. As of September 30, 2023, we had no outstanding borrowings under our revolving line of credit and therefore no material exposure to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A significant portion of our revenue in recent periods was derived from two customers, and our results of operations could be adversely affected and stockholder value harmed if we continue to lose business from these customers.

Sales to Progressive Casualty Insurance Company, or Progressive, accounted for less than 10% of our revenue for the three months ended September 30, 2023, but for 20% of our revenue for the nine months ended September 30, 2023 and 21% of our revenue for the year ended December 31, 2022. Sales to State Farm Mutual Automobile Insurance Company, or State Farm, accounted for 10% and 11% of our revenue for the three and nine months ended September 30, 2023, respectively, and 11% of our revenue for the year ended December 31, 2022. These customers made purchases from us under short-term agreements and may decrease or cease doing business with us at any time with no notice. As a result, we have no assurances that these customers will continue to purchase from us at their historical levels or at all. We have in fact experienced significant decreased levels of purchasing from both of these customers in 2023. Additionally, in October 2023, State Farm informed us that it was discontinuing payment of subsidies to us through at least the end of 2023, and we are engaged in contract discussions with State Farm for 2024. If Progressive or State Farm further reduce their level of purchases from us or discontinue their relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

Our business is substantially dependent on revenue from automotive insurance providers and subject to risks related to automotive insurance and the larger automotive industry.

A substantial majority of the referrals made through our marketplace are for automotive insurance and our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 78% and 79% of our total revenue for the three and nine months ended September 30, 2023, respectively, and revenue from automotive insurance providers accounted for 80% and 79% of our total revenue for the years ended December 31, 2022 and 2021, respectively. The automotive insurance industry has been experiencing deteriorating underwriting performance due to a rise in the severity of claims caused by inflationary increases in the cost to repair and replace vehicles and settle medical and injury claims combined with inadequate policy premiums to cover the cost of claims. If insurance carriers continue to experience large or unexpected losses through the offering of insurance, these carriers may continue to decrease the amount of money they spend with us. For example, in January 2023, we saw a major carrier return to higher spending patterns, but subsequently reduce customer acquisition spending in the second quarter of 2023 due to higher than expected claims losses. This decrease has continued throughout the third quarter of 2023. In addition, decreases in consumer demand in the automotive industry in general could adversely affect the demand for insurance and, in turn, the number of consumers using our marketplace to request insurance quotes. For example, trends in the automotive industry, such as from the effects of ride sharing applications, including Uber and Lyft, distracted driving and autonomous driving technologies, have the potential to adversely affect automobile purchases and to decrease the demand for auto insurance. Similarly, we believe that shortages of semiconductor chips for new car production, as well as the availability of automotive parts used in car repair, have resulted in higher insurance claims losses and increasing insurance carrier loss ratios.

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

A substantial majority of our revenue is derived from sales of consumer referrals to insurance providers, including both insurance carriers and agents. Our relationships with insurance providers are dependent on our ability to deliver quality referrals at attractive volumes and prices. If insurance providers are not able to acquire their preferred referrals in our marketplace, they may stop buying referrals from us, or may decrease the amount they are willing to spend for referrals. Our agreements with insurance providers are short-term agreements, and insurance providers can stop participating in our marketplace at any time with no notice. As a result, we cannot guarantee that insurance providers will continue to work with us, or, if they do, the number of referrals they will purchase from us, the price they will pay per referral or their total spend with us. For example, in 2022, we experienced decreased auto insurance carrier marketing spend, which we believe was due to challenges in the auto insurance industry. We have continued to experience depressed marketing spend during 2023. Further, State Farm recently notified us that it was discontinuing payment of subsidies to us through at least the end of 2023, and we are engaged in contract discussions with State Farm for 2024. We have no assurance that State Farm will resume payment of subsidies. Our revenue could be unfavorably impacted if a significant number of agents terminate or reduce the extent of their relationship with us as a result of the elimination in subsidies. In addition, we may not be able to attract new insurance providers to our marketplace or increase the amount of revenue we earn from insurance providers over time.

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

In addition, we derive revenue as a result of subsidy payments made by carriers to us on behalf of their agents. Our insurance carrier customers often provide subsidies for the benefit of agents to offset agents’ costs in connection with selling insurance policies from our referrals. Our carrier customers have no obligation to provide such subsidies and may reduce the amount of such subsidies or cease providing them at any time. If our carrier customers were to reduce the amounts of or cease providing such subsidies, as recently occurred with State Farm, our insurance agent customers may terminate or reduce the extent of their relationships with us. Because our insurance provider customers can stop buying from us, or spend less with us, at any time and our insurance carrier customers may cease providing subsidies to our insurance agent customers at any time, our business, results of operations and financial condition could be materially adversely affected with little to no notice. If agents decide to terminate or reduce their relationships with us as a result of the elimination in subsidies, our revenue would likely be reduced and our financial results would be adversely affected.

Our recent restructuring may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected and could disrupt our business.

In June 2023, we committed to exiting our health insurance vertical and implemented a workforce reduction plan, or the Reduction Plan, to reduce the total number of our employees by approximately 28%. In August 2023, we sold assets all of the issued and outstanding membership interests of Eversurance LLC, our former subsidiary. We refer to the exit of our health insurance vertical and the Reduction Plan as our recent restructuring, which we had completed as of September 30, 2023. We undertook these initiatives to strengthen our balance sheet, improve operational efficiencies and operating costs and better align our workforce with current business needs, top strategic priorities and key growth opportunities. We may not realize, in full or in part, the anticipated benefits and savings from this restructuring due to unforeseen difficulties or delays or unexpected costs or other charges. In addition, we may incur additional expenses not currently contemplated due to events associated with the restructuring. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, or if we incur additional expenses related to the restructuring, our operating results and financial condition would be adversely affected. Furthermore, the restructuring may be disruptive to our operations. For example, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing the organizational changes brought about by the reduction in force. In addition, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternative employment, this could result in unplanned additional expense to ensure adequate staffing of our company or harm our productivity. Our workforce reduction could also harm our ability to attract and retain qualified personnel who are critical to our business. Any failure to attract or retain qualified personnel could adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no shares of equity securities sold or issued, or options granted, by us during the three months ended September 30, 2023 that were not registered under the Securities Act of 1933, as amended, and that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from July 1, 2023 to September 30, 2023.

Item 5. Other Information.

On November 5, 2023, the Board of Directors of the Company (the “Board”) adopted an Executive Severance Plan (the “Severance Plan”). The Severance Plan applies to the Company’s Chief Executive Officer (“CEO” or “Tier 1 Executive”), as well as executives who report directly to the Company’s CEO, who are designated by the Company as subject to the reporting provisions and trading restrictions of Section 16 of the Securities Exchange Act of 1934, or who are members of the Company’s senior leadership team whose compensation is reviewed annually by the Compensation Committee of the Board (each a “Tier 2 Executive” and together with the Tier 1 Executive, the “Eligible Executives” and each an “Eligible Executive”).

The Severance Plan provides for severance benefits in the event of (i) a termination of an Eligible Executive’s employment by the Company other than For Cause (as defined in the Severance Plan) or a resignation by such Eligible Executive for Good Reason (as defined in the Severance Plan) (“Severance Benefits”), or (ii) a termination of an Eligible Executive’s employment by the Company other than For Cause or a resignation by such Eligible Executive for Good Reason, in either case within three (3) months prior to or within twelve (12) months following a Change in Control (as defined in the Severance Benefit Plan) (“Change in Control Severance Benefits”). Except as specifically provided in the Severance Plan, the Severance Plan is superseded by the provisions of any agreements between any Eligible Executive and the Company that provide for severance benefits, except to the extent that the Eligible Executive is entitled to payments and benefits under the Severance Plan that are greater than those provided by any such agreement.

Under the terms of the Severance Plan, subject to the execution and effectiveness of a release of all claims against the Company, if an Eligible Executive qualifies for Severance Benefits, the Company will be obligated to:

•
continue to pay the Eligible Executive’s monthly base salary for a period of (i) twelve (12) months, in the case of a Tier 1 Executive, and (ii) six (6) months in the case of a Tier 2 Executive (the applicable period for such Eligible Executive, the “Severance Period”); and
•
provided that the Eligible Executive is eligible for and elects to continue receiving medical, dental and/or vision benefits under the Company’s group health plan(s) pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), and subject to other terms of the Severance Plan, pay on such Eligible Employee’s behalf the cost of the COBRA premium for the benefits continued, on the same basis as the Company makes such payments for active employees, until the first to occur of: (a) the end of the Severance Period or (b) the date the Eligible Executive is no longer eligible for COBRA coverage for the applicable group health plan;
•
provide that any options to purchase Company shares which options vest solely based on the continued performance of services by the Eligible Executive (“Stock Options”) and/or restricted stock units which restricted stock units vest solely based on the continued performance of services by the Eligible Executive (“Executive RSUs”) that are outstanding as of the Eligible Executive’s termination date will become vested, exercisable and free from forfeiture, as applicable, with respect to the portion of such Stock Options and Executive RSUs that otherwise would have become vested (i) in the case of an Eligible Executive who is a Tier 1 Executive, the twelve (12) month period following the termination date and (ii) in the case of an Eligible Executive who is a Tier 2 Executive, the six (6) month period following the termination date.

Under the terms of the Severance Plan, subject to the execution and effectiveness of a release of all claims against the Company, if an Eligible Executive qualifies for Change in Control Severance Benefits (as defined in the Severance Plan), in lieu of the severance benefits described above, the Company will be obligated to:

•
continue to pay the Eligible Executive’s monthly base salary for a period of (i) eighteen (18) months, in the case of a Tier 1 Executive, and (ii) twelve (12) months, in the case of a Tier 2 Executive (the applicable period for such Eligible Executive, the “CIC Severance Period”);

•
pay an amount equal to (i) 150% of the Eligible Executive’s target annual incentive bonus for the year in which termination of the Eligible Executive’s employment becomes effective, calculated based upon target achievement (the “Target Incentive Bonus”), in the case of a Tier 1 Executive, or (ii) 100% of the Eligible Executive’s Target Incentive Bonus, in the case of a Tier 2 Executive;
•
provided that the Eligible Executive is eligible for and elects to continue receiving medical, dental and/or vision benefits under the Company’s group health plan(s) pursuant to COBRA, and subject to the terms of the Severance Plan, pay on such Eligible Employee’s behalf the cost of the COBRA premium for the benefits continued, on the same basis as the Company makes such payments for active employees, until the first to occur of: (a) the end of the CIC Severance Period or (b) the date the Eligible Executive is no longer eligible for COBRA coverage for the applicable group health plan; and
•
provide that (i) to the extent the Eligible Executive has been employed by the Company for twelve (12) months or more prior to the termination date, any Stock Options and/or Executive RSUs that are outstanding as of the Eligible Executive’s termination date will become vested, exercisable and free from forfeiture, as applicable, with respect to the portion of such Stock Options and Executive RSUs that otherwise would have become vested within the twenty-four (24) months following the termination date; and (ii) to the extent the Eligible Executive has been employed for less than twelve (12) months prior to the termination date, any Stock Options and/or Executive RSUs that are outstanding as of the Eligible Executive’s termination date will become vested, exercisable and free from forfeiture, as applicable, with respect to the portion of such Stock Options and Executive RSUs that otherwise would have become vested (a) in the case of an Eligible Executive who is a Tier 1 Executive, the twelve (12) month period following the termination date and (b) in the case of an Eligible Executive who is a Tier 2 Executive, the six (6) month period following the termination date.

The Severance Plan will be administered by the Board (or a committee of the Board that has been delegated the authority to administer the Severance Plan). The Board may amend, modify, or terminate the Severance Plan at any time in its sole discretion; provided that (a) any such amendment, modification or termination made prior to a Change in Control that adversely affects the rights of any Eligible Executive must be unanimously approved by the Board, (b) no such amendment, modification or termination may affect the rights of an Eligible Executive then receiving payments or benefits under the Severance Plan without the consent of such Eligible Executive, and (c) no such amendment, modification or termination made after a Change in Control will be effective for one year from the date of the Change in Control.

The foregoing description of the Severance Plan is qualified in its entirety by reference to the full text of the Severance Plan, which is filed herewith and attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

10.3	Executive Severance Plan, dated November 5, 2023

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

EVERQUOTE, INC.

Date: November 7, 2023	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Joseph Sanborn
Joseph Sanborn Chief Financial Officer and Treasurer (Principal Financial Officer)