Form 10-K
period 2023-12-31
EverQuote, Inc.
filed 2024-02-27
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Based on the closing price of the registrant’s Class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2023, the aggregate market value of its Class A common stock and Class B common stock (based on a closing price of $6.50 per share on June 30, 2023 as reported on the Nasdaq Global Market) held by non-affiliates was approximately $145.0 million.

As of January 31, 2024, the registrant had 28,625,454 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 5,604,278 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

Company Overview

We operate a leading online marketplace for insurance shopping, connecting consumers with insurance provider customers, which includes both carriers and agents. Our vision is to become the largest online source of insurance policies by using data, technology and knowledgeable advisors to make insurance simpler, more affordable and personalized. Our results-driven marketplace, powered by our proprietary data and technology platform, is improving the way insurance providers attract and connect with consumers shopping for insurance.

We operate a marketplace to connect insurance providers to a large volume of high-intent, pre-validated consumer referrals that match the insurers’ specific underwriting and profitability requirements. The transparency of our marketplace, as well as the campaign management tools we offer, are designed to make it easy for insurance carriers and third-party agents to evaluate the performance of their marketing spend on our platform and manage their own return on investment. We present consumers with a single starting point for a comprehensive insurance shopping experience where consumers can engage with insurance carriers through multiple channels based on their preferences. Our marketplace enables consumers to choose to visit an insurance provider’s website to purchase a policy or engage with a carrier or agent by phone or submit their data to insurance providers to receive quotes. Our services are free for consumers, and we derive our revenue from consumer inquires sold as referrals to insurance providers and directly from commissions on sales of policies by our direct to consumer, or DTC, insurance agency.

General Developments

A substantial majority of the referrals made through our marketplace have historically been for automotive insurance. Starting in late 2021 and continuing throughout 2023, the auto insurance industry experienced deteriorating underwriting performance due to a rise in claims, inflation, and inadequate policy premiums. This deteriorated underwriting performance has caused our insurance carrier customers to reduce spending on new customer acquisition, which had a negative impact on the pricing and demand for consumer referrals in our marketplace. The state of the auto insurance market remains volatile, and while we believe we have started to see some improvement in spending patterns, a recovery could be prolonged by further cost inflation, increased claim severity and frequency, or insufficient policy premium increases.

In June 2023, we implemented a workforce reduction plan to improve operating efficiency. In order to increase our focus on property and casualty, or P&C, insurance verticals, we also exited our health insurance vertical, an area that would have required significant capital investment and scale to effectively compete amid an increasingly unpredictable regulatory environment. In August 2023, we sold assets related to our health insurance vertical including Eversurance LLC, a former subsidiary of the Company.

Market Opportunity

Insurance is one of the largest segments of the United States economy and is highly fragmented with over 2,500 insurance carriers and over 100,000 insurance agencies, which collectively issued policies representing over $2 trillion in premiums in 2021. To capture new policies and retain existing customers, U.S. insurance carriers spent $171 billion in 2021 on marketing and distribution, of which $100 billion related to P&C insurance alone. However, carriers face challenges in this market that create a significant opportunity for companies that can efficiently align consumers and providers. These challenges include:

•
Misalignment of providers and consumers creates an inefficient match between supply and demand
•
A complex, fragmented and opaque market for consumers
•
Inefficient advertising channels for insurance providers

Due to these challenges, insurance providers are seeking more efficient ways to connect with consumers, and as a result the internet has become increasingly influential in consumer insurance shopping. The insurance industry is also making products easier to buy and sell through digital channels with the integration and digitalization of insurance products. We believe that the rise of digital insurance products and shopping experiences will enable more personal, end-to-end shopping experiences, products and services, resulting in more consumers shopping for insurance online.

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

We offer insurance providers a number of benefits to enable them to drive profitable growth, such as access to a high volume of insurance shoppers, precise targeting capabilities to ensure they connect with the right prospects, high bind rates for consumer referrals through broad data integration with insurance providers, and a flexible advertising channel.

Consumer engagement and benefits. We engage with consumers through multiple channels that include our own websites and our third-party publishers’ websites, including verified partners that provide us with quote requests completed by consumers. Additionally, we engage with consumers offline, including through consumer calls placed directly from a call center operated by us, by one of our verified partners, or by a third-party insurance agent.

We aim to make the end-to-end shopping experience for consumers seamless by facilitating delivery of highly relevant insurance product options from a single starting point, reducing time and effort to research and compare insurance product options, and improving the purchase experience to help consumers make better decisions. Broad participation of top-tier insurance carriers within our marketplace enables consumers to efficiently navigate a range of options and offers that are relevant to their insurance coverage searches. By enabling insurance carriers to apply sophisticated targeting, we facilitate access to the most relevant product options for each respective consumer based on consumer-provided demographics and other relevant characteristics.

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

Scale of distribution capacity. Our robust distribution network includes approximately 75 insurance carriers and 6,500 agents representing virtually all major and niche P&C carriers operating in the United States. Our distribution network is a significant competitive advantage that allows us to offer consumers a broad array of insurance solutions and enables us to attract a broad spectrum of consumer traffic efficiently.

Scale of consumer traffic. We attract large volumes of consumer traffic to our marketplace through both our proprietary owned-and-operated assets as well as traffic we purchase through third-party publishers, including our verified partner network. The scale of our combined traffic operations allows us to serve our distribution network with high volumes of consumer traffic across a spectrum of purchasing intent, carrier fit, and lifetime value.

Powerful network effects. Our insurance marketplace benefits from significant network effects. As we attract more consumers to our platform, we collect more data to improve user experience, which in turn improves conversion rates, which we believe will improve consumer satisfaction. Over time, the combination of these factors has increased consumer traffic, leading to more quote requests for our insurance providers. Increased quote requests, combined with quote and bind feedback, improve insurance providers’ advertising and marketing efficiency, resulting in more providers and advertising spend in our marketplace. More providers and advertising spend enable us to attract more consumers, generating more data.

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

Ability to expand with significant operating leverage. We have leveraged our data assets, technology platform and engineering and data science capabilities, along with our growing audience of consumers and network of insurance providers, to expand our platform from the auto insurance market into other markets such as home and renters insurance. We have the ability to enter new verticals with only a modest increase in headcount.

Our Growth Strategies

We aspire to be the largest online source of insurance policies by using data and technology to make insurance simpler, more affordable and personalized. Data-driven innovation is at the core of our strategy, culture and operating focus. With our diverse team of analysts, engineers and business development employees, as well as our relationships with leading third-party insurance providers, we are working to build the largest and most trusted online insurance marketplace in the United States. To achieve this goal, we intend to continue to grow our business by pursuing the following strategies:

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

Expand our platform. We plan to expand and deepen our relationships with our insurance provider customers by providing additional products and services to them. In addition, we may selectively look for opportunities to expand into additional verticals beyond those currently in our marketplace, through either organic development or acquisition.

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

Our Customers

Our insurance provider customers include insurance carriers and third-party insurance agents. Insurance carriers write auto, home and renters, and life insurance policies for consumers directly and through agents. Our marketplace consists of an extensive network of national and regional carriers as well as technology-enabled start-ups. Our two largest customers together accounted for 27% of our total revenue for the year ended December 31, 2023. We plan to continue to grow both the number of carriers participating in our marketplace and the level of participation from each carrier. Insurance agents deliver auto, home and renters, and life insurance to consumers on behalf of one or more carriers. As of December 31, 2023, we had approximately 6,500 enrolled insurance agencies on our platform. We are focused on further penetrating the large base of more than 100,000 insurance agencies in the United States.

Sales and Marketing

Our sales and marketing efforts are designed to increase engagement by both insurance providers and consumers and enhance their awareness of our company. Our marketing spend across channels is fundamentally algorithmic and performance based. Over time, we believe we will increase our brand equity and recognition as we serve more ad impressions. Additionally, we have built an efficient, consultative sales and customer success organization, which sells our marketplace referrals to insurance carriers and agencies.

Carrier sales and marketing. Our carrier sales and marketing initiatives are designed to deliver high-value content on how carriers can increase efficiency in their customer acquisition efforts by capitalizing on the increasing targetability and personalization enabled by our marketplace. We develop a deep understanding of our carrier customers’ objectives to optimize their campaign performance and grow their budgets in our marketplace. We focus on building deep relationships and establishing thought leadership among carriers through our presence at industry tradeshows, targeted delivery of whitepapers and other materials, and personal outreach to key decision makers and marketing teams. Our team takes a data-driven approach to helping insurance carriers bind more policies with their target consumers at a lower cost per sale than other channels.

Agent sales and marketing. Our agent sales and marketing initiatives are designed to reach, educate and acquire insurance agents not yet participating in our marketplace. Our agent marketing strategy focuses on educating agents on how consumer buying behavior is changing and increasingly moving online and how they can better acquire and serve consumers in the digital world through participation in our marketplace. We reach new agents online through email, telephone calls, social media, content marketing and in person at tradeshows and conferences. For our current agent customers, we communicate the value of our platform and educate them on its use through our onboarding process, ongoing outreach and account performance reports. Our agency sales team focuses on onboarding new agents. Our customer success team focuses on agent retention and revenue growth. This team analyzes account performance and consults with agents to optimize their participation in our marketplace, help them achieve growth and return-on-investment objectives, expand volume and add products.

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

Employees and Human Capital Resources

Our company culture is data-driven, entrepreneurial, diverse and innovative. As of January 31, 2024, we had 384 employees, of which 381 were full-time.

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

Regulation

Various aspects of our business are, may become, or may be viewed by regulators from time to time as subject, directly or indirectly, to U.S. federal, state, and foreign laws and regulations. We are subject to laws and regulations that apply to businesses in general, such as those relating to worker classification, employment, payments, worker confidentiality obligations, consumer protection and taxation. As an online business, we are also subject to laws and regulations governing the internet, such as those relating to intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, search engines, consumer privacy, and internet tracking technologies, and could be affected by potential changes to laws and regulations that affect the growth, popularity, or use of the internet, including with respect to net neutrality and taxation on the use of the internet or e-commerce transactions.

Because we work with consumer information and other data and engage in marketing and advertising activities via telephone, email, and text messages, we are also subject to laws and regulations that address privacy, data protection and collection, storing, sharing, use, disclosure, retention, security, protection transfer and other processing of personal information and other data, including the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, and other state privacy laws, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN-SPAM Act, and the Telephone Consumer Protection Act of 1991, or TCPA. The burdens imposed by these and other laws and regulations currently in effect or that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply. We take a variety of technical and organizational security measures and other measures to protect our data, including data pertaining to our consumers, employees, and business partners. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.

A substantial majority of the insurance carriers using our platform are P&C insurance carriers. As a result, we are affected by laws and regulations relating to the insurance industry, which is heavily regulated. While it is difficult to determine the impact of potential reforms on our future business, it is possible that such changes in industry regulation could affect our operations and demand for our platform. Because the laws and regulations governing the internet, privacy, data security, marketing, and insurance are constantly evolving and striving to keep pace with innovations in technology and media, it is possible that we may need to materially alter the way we conduct some parts of our business activities or be prohibited from conducting such activities altogether at some point in the future. See —“Risk factors-Risks related to Laws and Regulation.”

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

Available Information

Our internet address is www.everquote.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the Securities and Exchange Commission, or SEC, may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Risks Related to Our Business and Industry

Our business is highly subject to business cycles and risks related to the property and casualty insurance industries, and specifically automotive insurance. Adverse conditions in the insurance markets, as well as the general economy, could have a material adverse effect on our business, financial condition, and results of operations.

Because a substantial majority of the referrals made through our marketplace are for automotive insurance, our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 79% and 80% of our total revenue for 2023 and 2022, respectively. Market cycles in the automotive insurance industry have been, and are expected to continue to be, unpredictable due to a variety of adverse conditions in the insurance industry that have been widely reported, such as deteriorating underwriting performance, a rise in claims, inflation, and inadequate policy premiums. Carriers may continue to decrease the amount of money they spend with us, which may occur rapidly and without warning, and for time periods that can be difficult to predict accurately. For example, in January 2023, we saw a major carrier return to higher spending patterns, but subsequently reduce customer acquisition spending starting in the second quarter of 2023 due to higher than expected claims losses. Customer reductions in marketing and advertising spend have materially and adversely affected our operating results, and we are not able to accurately predict the timing or extent of our recovery from these reductions. We will likely experience similar insurance industry cycles in the future, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.

We depend on relationships with insurance provider customers with no long-term minimum financial commitments. A reduction in spend by our customers, a loss of customers, lower advertising yields, or our inability to establish and maintain new relationships with insurance providers could materially harm our business, results of operations and financial condition.

A substantial majority of our revenue is derived from sales of qualified consumer inquiries sold as referrals in various ways, such as clicks, data and calls, to insurance provider customers, which includes both carriers and agents. We generate revenue from carriers and agents that directly purchase referrals from us. We also generate revenue from carriers that make subsidy payments to us to offset their agents’ costs in buying referrals. Our relationships with those customers are dependent on our ability to deliver quality referrals at attractive volumes and prices. If insurance providers are not able to acquire their preferred referrals in our marketplace, they may stop buying referrals from us or decrease the amount they are willing to spend for referrals.

The majority of our insurance provider customers can stop participating in our marketplace or reduce or terminate their marketing spend with us at any time without notice. Furthermore, our agreements with these customers do not require them to spend any minimum amount. As a result, we cannot guarantee that insurance providers will continue to work with us, or, if they do, what their advertising volume, pricing or total spend will be with us. For example, we experienced significantly decreased insurance provider marketing spend in 2023. In addition, we may not be able to attract new insurance providers to our marketplace or increase the amount of revenue we earn from insurance providers over time. If any of our customers decide not to continue to place marketing or advertising on our owned and operated websites or on our third-party publishers’ websites, we could experience a rapid decline in our revenue over a relatively short period of time with little to no notice. Any factors that limit our customers’ marketing or advertising spend with us could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our carrier customers who make subsidy payments to us on behalf of their agents have no obligation to provide such subsidies and may reduce the amount of these subsidies or cease providing them at any time. For example, one of our largest carrier customers discontinued payment of subsidies to us during the fourth quarter of 2023. This carrier resumed payment of certain subsidies in 2024, but there is no assurance that the carrier will continue to make these or any subsidy payments. If our carrier customers reduce the amounts of or cease providing such subsidies on behalf of their agents, our agent customers may terminate or reduce the extent of their relationships with us. If agents decide to terminate or reduce their relationships with us as a result of the elimination in subsidies, or for any reason, our revenue would likely be reduced, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

We generated a significant portion of our revenue in recent periods from two customers, and our results of operations could be adversely affected and stockholder value harmed if we continue to lose business from these customers.

Revenue from our two largest insurance carrier customers was 27% and 32% in the aggregate of our revenue for the years ended December 31, 2023 and 2022, respectively. We have no assurances that these carrier customers will continue to purchase from us at their historical levels or at all. We have in fact experienced significant decreased levels of purchasing from both of these customers in 2023, including a decrease in subsidies by one of these carrier customers. If either or both of these two customers further reduce their level of purchases from us or discontinue their relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term

We depend on third-party media sources, such as third-party publishers, for a significant portion of our visitors. Any decline in the supply of media available through these third-party publishers for any reason, or increase in their prices could cause our revenue to decline or our cost to attract visitors to increase and our business and financial results may be harmed.

Our success depends on our ability to attract visitors to our websites or marketplace and solicit inquiries for insurance products and services that we monetize as referrals to our insurance provider customers. A significant portion of our revenue is attributable to visitor traffic originating from third-party publishers. In many instances, third-party publishers can change the media inventory they make available to us, at any time in ways that could impact our results of operations. In addition, third-party publishers may place significant restrictions on our offerings. These restrictions may prohibit advertisements from specific customers or specific industries or restrict the use of certain creative content or formats. If a third-party publisher decides not to make its media channel or inventory available to us, decides to demand a higher revenue share or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other websites that satisfies our requirements in a timely and cost-effective manner. Consolidation of internet advertising networks and third-party publishers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. If we are unable to acquire media inventory that meets our customers’ performance, price and quality requirements, our revenue would decline or our operating costs would increase.

We depend on internet search engines, display advertising, social media, online advertising and other sources to attract visitors to our website or marketplace, or to our third-party publishers’ websites. Changes in search engine algorithms, including Google’s plans to phase out third-party cookies in Chrome, or increased usage of ad-blocking software may reduce the number of visitors to our website and marketplace or to our third-party publishers’ websites and, as a result, our business and financial results may be harmed.

We rely on internet search engines, display advertising, social media, content-based online advertising and other online sources to attract visitors to our website. We are included in search results because of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and, separately, organic searches that depend upon the content on our sites. Search engines, social media platforms and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our advertisements, resulting in fewer visitors clicking through to our websites, our business could suffer. For example, in December 2023, Google announced plans to test a new feature in Chrome that limits cross-site tracking by restricting website access to third-party cookies by default, with a goal of phasing out third-party cookies for everyone in the second half of 2024. In addition, if our online display advertisements are no longer effective or are not able to reach visitors due to their use of ad-blocking software, our business could suffer.

If one or more of the search engines or other online sources on which we rely for purchased listings or visitor traffic modifies or terminates its relationship with us, our expenses could rise and we could lose visitor traffic to our websites. Visitor traffic to our websites and the volume of quote requests generated by visitor traffic varies and can decline from to time, and a decrease in traffic to our or our third-party publishers’ websites, for any reason, could have a material adverse effect on our business, financial condition and results of operations. Additionally, even if we are successful in generating such traffic, we may not be able to convert these visits into inquiries.

Limitations restricting our ability to market to users or collect and use data derived from user activities resulting from consumer-adopted technologies, service provider decisions, government regulation, or otherwise could significantly diminish the value of our services and have an adverse effect on our ability to generate revenue.

Limitations restricting our ability to market to users via telephone calls, text messages and emails by service providers could harm our ability to deliver advertising. For example, if email service providers, or ESPs, categorize our emails as “promotional,” then these emails may be directed to an alternate and less readily accessible section of a consumer’s inbox. In the event ESPs materially limit or halt the delivery of our emails, or if we fail to deliver emails to consumers in a manner compatible with ESPs’ email handling or authentication technologies, our ability to contact consumers through email could be significantly restricted. In addition, if we are placed on “spam” lists or lists of entities that have been involved in sending unwanted, unsolicited emails, or if internet service providers prioritize or provide superior access to our competitors’ content, our business and results of operations may be adversely affected. Interruptions, failures or defects in our data collection systems, as well as data privacy and security concerns and regulatory changes or enforcement actions affecting our or our data partners’ ability to collect user data, could also limit our ability to analyze data from, and thereby optimize, our clients’ marketing campaigns. If our access to data is limited in the future, we may be unable to provide effective technologies and services to clients and we may lose clients and revenue.

Additionally, increased adoption of call blocking technology may prevent us from reaching consumers that have expressed an interest in getting insurance information. Moreover, telephone carriers and communication platforms have themselves placed restrictions on our ability to call or send text messages to our consumers. Increased government regulation may also restrict our ability to call or text consumers. For example, the Federal Communications Commission, or FCC, recently published a regulation, currently scheduled to take effect on July 24, 2024, that would require mobile wireless providers to block text messages from telephone numbers flagged by the FCC for allegedly sending unlawful text messages. If calls or text messages to our consumers are blocked, or if insurance providers obtaining data referrals have their calls or text messages blocked due to these call blocking technologies or restrictions, we may see a significant decrease in referrals, the value of our referrals and the number of data and call referrals we are able to sell to insurance providers, which could materially adversely impact our business.

If the way cookies are used or shared, or the use or transfer of cookies is restricted by third parties outside of our control or becomes subject to unfavorable legislation or regulation, our ability to develop and provide certain products or services could be affected.

When a user visits our websites, we use technologies, including “cookies,” to collect information such as the user’s IP address. We also have relationships with data partners that collect and provide us with user data. We access and analyze this information in order to determine the effectiveness of a marketing campaign and to determine how to modify the campaign for optimization. The use of cookies is the subject of litigation, regulatory scrutiny and industry self-regulatory activities, including the consideration of “do-not-track” technologies, guidelines and substitutes to cookies. With respect to industry self-regulatory activities, the leading web browsing companies have started or announced their intent to block or phase out third-party cookies from their web browsers, as discussed above in “—We depend on internet search engines, display advertising, social media, online advertising and other sources . . . .” Additionally, users are able to block or delete cookies from their browser. Periodically, certain of our customers and third-party publishers seek to prohibit or limit our collection or use of data derived from the use of cookies.

Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or our third-party service providers.

Cybersecurity incidents are increasing in frequency and evolving in nature and include, but are not limited to, installation of malicious software, ransomware, viruses, phishing attacks, denial of service or other attacks, breach by intentional or negligent conduct on the part of employees or third-party service providers including third-party publishers, unauthorized access to data and other electronic security breaches. Additionally, increased risks of cyberattacks or data breaches may result from the use of artificial intelligence, or AI, to launch more automated, targeted and coordinated attacks. Concerns about security increase when we transmit information (including personal data) electronically. Electronic transmissions can be subject to attack, interception, loss or corruption. In addition, computer viruses and malware can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our buyers, sellers and third-party service providers. Although we are not aware of any material information security incidents to date, we have detected common types of attempts to access our information systems and data without authorization, such as phishing. Unauthorized access to our systems or those of our third-party service providers could in the future lead to disruptions in systems, accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of confidential or otherwise protected information (including personal data) and the corruption of data.

Any damage or failure that causes an interruption in our operations could have an adverse effect on our business, financial condition, operating results, cash flows and prospects. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure that we utilize against damage from cybersecurity attacks by sophisticated third parties with substantial computing resources and capabilities and other disruptive problems caused by the internet or other users. Such disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability and damage our reputation.

We take efforts to protect our systems and data, including establishing internal processes and implementing physical, administrative and technical safeguards designed to provide multiple layers of security, and contract with third-party service providers to take similar steps. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals’ intent to commit cyber-crime, and these efforts may not be successful in preventing, detecting or stopping attacks. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make keeping up with new threats difficult and could result in a breach of security. Controls employed by our information technology department and our partners and third-party service providers, including cloud vendors, could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material and adverse effect on our business, financial condition, operating results, cash flows and prospects.

To the extent our systems rely on our third-party service providers, through either a connection to, or an integration with, those third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized publication of our information or the confidential information of consumers and employees may increase. Third-party risks may include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, they are limited in nature and we cannot assure you that such agreements will prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data (including personal data) or enable us to obtain adequate or any reimbursement from our partners or third-party service providers in the event we should suffer any such incidents.

Any or all of the issues identified above could adversely affect our ability to attract or maintain relationships with customers or third-party publishers and could cause them to cancel their contracts with us or subject us to governmental or third-party lawsuits, investigations, regulatory fines or other actions or liability, thereby harming our business, financial condition, operating results, cash flows and prospects. Any accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data, cybersecurity breach or other security incident that we or our partners could experience or the perception that one has occurred or may occur, could harm our reputation, reduce the demand for our products and services and disrupt normal business operations. In addition, such events may require us to spend material resources to investigate or remediate issues and to prevent future security incidents, expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations or damages for contract breach, and cause us to incur significant costs, any of which could materially adversely affect our business, financial condition and results of operations. Moreover, there could be public announcements regarding any such incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could have a substantial adverse effect on the price of our Class A common stock. These risks may increase as we continue to grow and collect, process, store, and transmit increasingly large amounts of data. Although we are not aware of any material information security breaches to date, we have detected common types of attempts to attack our information systems and data.

We may use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We may incorporate AI solutions into our platform, product offerings, services and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate or biased, our business, financial condition and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial or harms our insurance provider customers, third-party publishers or consumers, we may experience brand or reputational harm, competitive harm or legal liability. The rapid evolution of AI, including potential government regulation of AI, may require significant resources to develop, test and maintain our platform, offerings, services and features to help us implement AI ethically in order to minimize unintended, harmful impact. Additionally, we may be harmed by the potential release of confidential or proprietary information as a result of the use of AI-based software by employees, vendors, suppliers, contractors, consultants or other third-parties. Further, uncertainties exist in case law and regulations regarding intellectual property ownership and license rights, including copyright, of AI output, creating risks with respect to both the ability to adequately protect intellectual property underlying AI systems and software as well as inadvertent infringement. Any of these potential risks could result in a material and adverse effect on our business, financial condition, operating results, cash flows and prospects.

If we fail to continually enhance and adapt our products and services to keep pace with rapidly changing technologies and industry standards, we may not remain competitive and could lose customers or traffic to our websites, which could materially adversely affect our business and financial condition, operating results, cash flows and prospects.

The online media and marketing industry is characterized by rapidly changing standards, evolving technologies, frequent new or enhanced product and service introductions and shifting user and insurance provider customer demands. Our success depends on our continued innovation to make our marketplace and websites useful for users, insurance provider customers and third-party providers. The introduction of new technologies and services embodying new technologies and the emergence of new industry standards and practices could render our existing technologies and services obsolete and unmarketable or require unanticipated investments in technology. We continually make enhancements and other modifications to our proprietary technologies as well as our product and service offerings. Those changes may contain design or performance defects that are not readily apparent. Expanded category offerings may experience issues as we launch new products and services. If our proprietary technologies or our new or enhanced products and services fail to achieve their intended purpose or are less effective than technologies or products and services used by our competitors, our business could be harmed. Our future success will also depend in part on our ability to successfully adapt to rapidly changing online media formats and other technologies. If we fail to adapt successfully, we could lose customers or advertising inventory.

If we fail to compete effectively against companies engaged in digital customer acquisition, including competitors and other technology companies, we could lose customers and our revenue may decline.

We compete for insurance provider customers’ advertising and marketing budgets and visitor traffic. Our principal competitors in this space include technology companies engaged in digital customer acquisition for insurance providers, as well as other companies including: direct distribution companies focused on insurance products; industry-specific portals or customer acquisition companies with insurance-focused research online destinations; online marketing or media services providers; major internet portals and search engine companies with online advertising platforms; and supply partners with their own sales forces that sell their referrals directly to insurance providers. Finding, developing, and retaining high quality referrals on a cost-effective basis is challenging because competition for web traffic among technology companies engaged in digital customer acquisition, websites, and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in web traffic costs, declining margins and reduction in revenue.

This industry is highly competitive and we expect this competition to continue to increase in the future, both from existing and new competitors that provide competing platforms or technology. We compete on the basis of a number of factors, including return on investment, technology and customer service. Finding, developing and retaining high quality consumer referrals on a cost-effective basis is challenging because competition for web traffic among technology companies engaged in digital customer acquisition, websites, and search engines, as well as competition with traditional media companies, has resulted and may continue to result in significant increases in web traffic costs, declining margins and reduction in revenue. In addition, if we expand the scope of our services or served markets, we may compete with a greater number of technology companies, websites, buyers and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Internet search companies with brand recognition have significant numbers of direct sales personnel and web traffic that provide a significant competitive advantage and have a significant impact on pricing for consumer referrals or web traffic. Some of these companies may offer or develop more vertically targeted products that match consumers with products and services or match referrals with buyers and, thus, compete with us more directly. The trend toward consolidation in online marketing may also affect pricing and availability of web traffic inventory. Many of our current and potential competitors also have other competitive advantages over us, such as longer operating histories, greater brand recognition, larger or more diverse client bases, greater access to web traffic more generally, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully.

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

We rely on the performance of highly skilled personnel to operate our business, and if we are unable to retain, attract, develop and motivate well-qualified employees, our business and results of operations could be harmed.

We believe our success depends on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Experienced technology professionals, who are critical to the success of our business, are in particularly high demand, including employees with AI expertise or experience using AI tools. Competition for their talents is intense, and retaining such individuals can be difficult. The loss of any of our executive officers or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationships with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially adversely affected.

Our operating results may be impacted by factors that impact our estimate of the constrained lifetime value of commissions per policy.

We recognize commission revenue based on the latest estimated constrained lifetime value, or constrained LTV, for each product. Constrained LTVs are impacted by a number of factors, which include, but are not limited to, carrier mix, policy duration and conversion rates of paying policies. These factors impact historical trends and changes in those factors or in historical trends will affect our constrained LTV estimates in future periods and therefore could adversely affect our revenue and financial results in those future periods. As a result, adverse changes in the assumptions we make or constraints we apply in computing expected lifetime values, such as increased cancellation rates or lower renewal rates, would harm our business, operating results, financial condition and prospects.

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

If we were required to draw upon our line of credit, indebtedness could adversely affect our ability to operate our business, financial condition and results of operations.

We have $25.0 million available for borrowing under our revolving line of credit with Western Alliance Bank, and in the future we could incur indebtedness beyond our revolving line of credit.

Borrowing under our revolving line of credit or otherwise, combined with our other financial obligations and contractual commitments, could have significant adverse consequences, including:

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

In addition, any indebtedness we incur under our current revolving line of credit will bear interest at a variable rate, which would make us vulnerable to increases in the market rate of interest. If the market rate of interest increases substantially, we would have to pay additional interest, which would reduce cash available for our other business needs. We intend to satisfy any future debt service obligations with our existing cash and cash equivalents. Under our Amended Loan Agreement with Western Alliance Bank, our failure to make payments when due or comply with specified covenants, as well as the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, is an event of default. If an event of default occurs and the lender accelerates any indebtedness then outstanding, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner or at all. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets. In addition, the covenants under our existing debt instruments, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing on acceptable terms or at all. Any of these events could have a material adverse effect on our results of operations or financial condition.

Risks related to Laws and Regulation

Negative changes in the regulatory environment, including with respect to the insurance industry, telemarketing restrictions and data privacy requirements, have had in the past, and may in the future have, a material and adverse impact on our revenue, business and growth.

We are subject to regulation regarding the insurance industry.

The insurance industry in the United States is heavily regulated. The insurance regulatory framework addresses, among other things: granting licenses to companies and agents to transact particular business activities; and regulating trade, marketing, compensation and claims practices. The cost of compliance with such regulations or any non-compliance could impose material costs on us and our partners and could subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations, which could negatively affect our or their business, marketing practices and budgets, and could have a material and adverse effect on our business, financial condition, operating results, cash flows and prospects.

In addition to the insurance regulatory framework, we and our third-party publishers are subject to many other laws and requirements, including federal, state and local laws and regulations regarding commercial email, telemarketing, search engines, internet tracking technologies, direct marketing, data privacy and security, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our customer verticals is also subject to various laws and regulations, and our marketing activities on behalf of our customers are regulated. Many of these laws and regulations are frequently changing and can be subject to various interpretations and emphasis, and the extent and evolution of future government regulation is uncertain. Keeping our business in compliance with or bringing our business into compliance with new laws and regulations, therefore, may be costly, affect our revenue and harm our financial results.

We are subject to regulation regarding data privacy and security.

We believe increased regulation may continue to occur in the area of data privacy and security, and laws and regulations applying to the solicitation, collection, retention, deletion, sharing, use and other processing of personal information. At the U.S. federal level, we are subject to the laws and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices (including with respect to data privacy and security).

We are or may in the future become subject to state data privacy laws including, but not limited to, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or collectively, the CCPA. The CCPA requires covered businesses to, among other things, provide disclosures to California residents about their data collection, use, sharing and processing practices and, with limited business exceptions, the CCPA affords such individuals various rights with respect to their personal information, including to request deletion of personal information collected about them and to opt-out of certain personal information selling and sharing practices. A number of other states have enacted, or are considering enacting, broad data privacy laws. In addition, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose sensitive personal information has been disclosed as a result of a data breach.

Foreign laws and regulations such as the United Kingdom General Data Protection Regulation, or UK GDPR, may also apply to our Northern Ireland operations and employees. The UK GDPR includes a range of compliance obligations and penalties for non-compliance that are significant.

Additionally, we are and in the future may become, subject to various other obligations relating to data privacy and security, including industry standards, external and internal policies, contracts and other obligations, and other potential laws and regulations including those relating to cybersecurity and the use of AI in products or services by federal and state regulators, as well as the adoption of industry guiding principles for cybersecurity and the use of AI, such as by the National Association of Insurance Commissioners, or NAIC. Existing and new data privacy and security laws and regulations could affect, and may result in significant expenditures to ensure, our ability to store, use, share and otherwise process personal information in accordance with applicable laws and regulations. The cost of compliance with new or existing regulations could impose significant costs on our business, which could materially adversely affect our business, financial condition or results of operations.

We are subject to regulation regarding telemarketing and robotexting marketing campaigns.

In connection with our telemarketing campaigns to generate traffic for our customers, we are subject to various state and federal laws regulating telemarketing communications (including SMS or text messaging), including the TCPA, which requires prior express written consent for certain types of telemarketing calls. Our efforts to comply with the TCPA have not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, it could potentially have a material effect on our revenue and profitability, including increasing our and our customers’ exposure to enforcement actions and litigation. TCPA regulations have resulted in an increase in individual and class action litigation against marketing companies for alleged TCPA violations. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the FCC or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Additionally, we generate inquiries from users that provide a phone number, and a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of inquiry data from third-party publishers, including our verified partner network, and cannot guarantee that these third parties will comply with applicable laws and regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other performance marketing activities to adhere to or successfully implement appropriate processes and procedures in response to existing laws and regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our customers may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

Changes in regulations, or the regulatory environment, applicable to us or our media sources, third party publishers or customers could also have a material adverse effect on our business. For example, on January 26, 2024, the FCC published regulations furthering what it has characterized as its “multi-pronged approach to unwanted and illegal calls.” New rules were adopted concerning so-called “robotexting,” which include requirements for blocking texts from “red flagged” numbers, codifying Do-Not-Call rules for text messages, and encouraging an opt-in approach for mobile carrier delivery of email-to-text messages. The new rules also close what the Commission refers to as the “lead generator loophole” by requiring “one-to-one consent” for calls or texts subject to the TCPA prohibition on calls or texts made using an automatic telephone dialing system or pre-recorded/artificial voice messages to wireless or residential numbers absent consent or an emergency purpose. Under the new rule, a separate consent must be obtained from a consumer for each seller to make calls or send texts covered by the wireless or residential number prohibition. As part of its adoption of the new lead generator provision, the Commission also further tightened consent requirements for all telemarketing calls and texts to wireless or residential numbers subject to the wireless or residential number prohibition. The new rules could have a material adverse impact on our media sources and our customers due to increased costs, technological compliance challenges and additional legal risks, including potential liabilities or claims relating to compliance. Decreased participation in online advertising by our media sources or customers as a result of the proposed rules could have a material adverse impact on our business, results of operation and financial condition, as it may reduce the availability to us of qualified inquiries. Additionally, the FCC’s new rules, and other future changes in laws may increase our compliance costs, and any failure by us or our media sources or customers to comply with such laws may subject us to significant liabilities.

We are subject to regulation regarding email marketing campaigns.

In connection with our email campaigns to generate traffic for our customers, we are subject to various state and federal laws regulating commercial email communications, including the federal CAN-SPAM Act. If we or any of our third-party publishers fail to comply with any provisions of these laws or regulations, we could be subject to regulatory investigation, enforcement actions and litigation, as well as indemnification obligations with respect to our customers. Any negative outcomes from such regulatory actions or litigation, including monetary penalties or damages, could have a material adverse effect on our financial condition, results of operation and reputation.

We may become subject to litigation, audit or investigation, which could result in financial liability, fines and penalties, restrictions on our operations or reputational damage.

Violations or alleged violations of laws and regulations, or any such obligations, by us, our third-party publishers, our customers or our third-party service providers on which we rely to process personal information on our behalf, could result in enforcement actions, litigation, damages, fines, criminal prosecution, unfavorable publicity, and restrictions on our ability to operate, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, new laws or regulations (including amendments thereof or changes in enforcement of existing laws or regulations applicable to us or our customers) could affect the activities or strategies of us or our customers and, therefore, lead to reductions in their level of business with us or otherwise impact our business. We may also become subject to audits, inquiries, investigations, claims of non-compliance or lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies, any of whom may allege violations of legal and regulatory requirements. For our dispositioned assets or businesses, we retain certain liabilities or obligations in connection with our pre-closing actions or omissions, contractual or otherwise. If any audits, inquiries, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, attorneys general and other governmental or regulatory bodies are unfavorable to us, we may be required to pay monetary fines or penalties or have restrictions placed on our business, which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

We may not be able to discover or determine the extent of any unauthorized use or infringement or violation of our intellectual property or proprietary rights. Third parties also may take actions that diminish the value of our proprietary rights or our reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of resources, the impairment or loss of portions of our intellectual property and could materially adversely affect our business, financial condition and operating results. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, or may be inadequate to protect our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to use information that we regard as proprietary to create product offerings that compete with ours. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights, which could materially adversely affect our business, financial condition and operating results.

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

We currently generate revenue only in the United States. To the extent that we determine to expand our business internationally, we will encounter additional risks, including different, uncertain or more stringent laws relating to intellectual property rights and protection.

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

We use open source software in connection with our software development. From time to time, companies that use open source software have faced claims challenging the use of open source software or compliance with open source license terms. We could be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with open source licensing terms. Some open source licenses require users who distribute software containing open source to make available all or part of such software, which in some circumstances could include valuable proprietary code of the user. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could be harmful to our business, results of operations or financial condition, and could help our competitors develop services that are similar to or better than ours.

Taxing authorities may assert that we should have collected or in the future should collect sales, use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.

We do not collect sales, use, value added or similar taxes in jurisdictions in which we have sales, and we believe that such taxes are not applicable, either because we do not have the requisite amount of contacts with the state for the state to be able to impose these taxes or our products and services are not subject to these taxes. Sales, use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our end-customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end-customers, we could be held liable for such costs. Such tax assessments, penalties and interest, or future requirements may adversely affect our operating results. For example, in 2019, we were contacted by a representative from a state’s tax assessor’s office requesting remittance of uncollected sales taxes. While the state tax assessor’s office completed its audit for the period under review and concluded that there were no taxes due, there can be no assurances that we will prevail with respect to our tax positions in the future.

Risks Related to Our Class A Common Stock

An active trading market for our Class A common stock may not be sustained.

In 2023, the average trading volume of our Class A common stock on the Nasdaq Global Market was 381,450 and, as of January 31, 2024, our market capitalization was $432.3 million. Given the limited trading volume and market capitalization, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our Class A common stock and thereby affect the ability of our stockholders to sell their shares at attractive prices, at the times that they would like to sell them, or at all.

The market price of our Class A common stock has been and may continue to be volatile, which could result in substantial losses for investors and could subject us to securities class action litigation.

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $63.44 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through December 31, 2023. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

In addition, equity markets in general, and the equities of technology companies in particular, have experienced and may experience in the future, extreme price and volume fluctuations due to, among other factors, the actions of market participants or other actions outside of our control. Such price and volume fluctuations may adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

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

The dual-class structure of our common stock has the effect of concentrating voting control with the holders of our Class B common stock, which will limit or preclude the ability of other stockholders to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 72% of the voting power of our capital stock as of January 31, 2024; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held in the aggregate approximately 71% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.

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

We could sell a significant number of shares of our Class A common stock in the public market to raise additional capital or for other corporate purposes without stockholder approval at any time. In addition, the Board of Directors could designate and sell a class of preferred stock with preferential rights over the Class A common stock with respect to dividends or other distributions. We are filing a universal shelf registration statement on Form S-3 with the SEC concurrently with the filing of this Annual Report on Form 10-K, which when declared effective, will register for sale up to $150.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights or units from time to time and at prices and on terms that we may determine. Any sales under our universal shelf registration statement, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock.

In addition to our outstanding Class A common stock, as of January 31, 2024, there were 1,896,102 shares of Class A common stock subject to outstanding options, 390,748 shares of either Class A common stock or Class B common stock subject to outstanding options, 2,060,934 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 1,816,303 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 17,578,382 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of January 31, 2024, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders holding shares representing more than 15% of the voting power of our outstanding voting stock from engaging in certain business combinations with us, unless the interested stockholder attained such status with the approval of our board of directors or unless the business combination is approved in a prescribed manner. Any provision of our restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

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

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery or (4) any action asserting a claim governed by the internal affairs doctrine. Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act. In Salzberg v. Sciabacucchi, No. 346, 2019 (Del. Mar. 18, 2020), the Delaware Supreme Court, reversing the Delaware Court of Chancery, held that such federal forum selection provisions are “facially valid” under Delaware law, although there is uncertainty as to whether courts in other states will enforce these provisions and we may incur additional costs of litigation should such enforceability be challenged. Although some courts have disagreed, at least one federal circuit court of appeals has ruled that a bylaw provision requiring all derivative actions be brought in Delaware state court was enforceable with respect to claims under Section 14(a) of the Exchange Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Identifying and assessing cybersecurity risk is integrated into our overall enterprise risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT audits, IT security, governance, and risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct privacy and cybersecurity reviews of systems, applications, and applicable data policies; perform penetration testing using external third-party tools and techniques; conduct employee training; monitor emerging laws and regulations related to data protection and information security; and implement appropriate changes. We have implemented incident response and breach management processes that are overseen by leaders from our information security, engineering, compliance and legal teams regarding matters of cybersecurity. Security threats are evaluated, ranked by severity and prioritized for response and remediation. Potential data security incidents are investigated to determine operational and business impact, applicability of regulatory or contractual data privacy requirements, including state data breach notification statutes, and materiality We conduct tabletop exercises to simulate responses to cybersecurity incidents and collaborate with technical and business stakeholders across our business units to form detection, mitigation and remediation strategies. We also maintain third party security procedures to identify, prioritize, assess, mitigate and remediate third party risks; however, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

Our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. However, to date these incidents have not had a material impact on our service, systems or business. Any significant disruption to our service or access to our systems could result in a loss of insurance provider customers, third-party publishers, other service providers, or consumer referrals and adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See "Risk Factors —Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or our third-party service providers.”

The Chief Information Officer, or CIO, leads our information security organization responsible for overseeing EverQuote’s information security program. Our CIO has over 30 years of industry experience managing risks or advising on cybersecurity matters. Team members who support our information security program have relevant educational and industry experience, including holding similar positions at large technology companies. The teams provide regular reports to senior management and other relevant teams on various cybersecurity threats, assessments and findings.

The Board oversees our enterprise risk management processes directly and through its Audit Committee. The Audit Committee of the Board oversees our cybersecurity risk and receives regular reports from our CIO on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

ITEM 2. PROPERTIES

Our principal executive offices are located in Cambridge, Massachusetts, where we lease approximately 32,000 square feet of space pursuant to a lease that expires in September 2024, a portion of which we have subleased. We also lease approximately 10,000 square feet of office space in Austin, Texas pursuant to a lease that expires in April 2025. We believe that our current facilities are adequate to meet our immediate needs.

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

Holders of Our Common Stock

As of January 31, 2024, there were approximately 12 holders of record of shares of our Class A common stock and 3 holders of record of shares of our Class B common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.

Recent Sales of Unregistered Equity Securities

There were no shares of equity securities sold or issued, or options granted, by us during the year ended December 31, 2023 that were not registered under the Securities Act, and that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from October 1, 2023 to December 31, 2023.

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

Set forth below is a line graph, for the five-year period from December 31, 2018 through December 31, 2023, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our Class A common stock, (2) all companies listed on the Nasdaq Composite Index and (3) the Research Development Group, or RDG, Internet Composite Index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

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

Overview

We operate a leading online marketplace for insurance shopping, connecting consumers with insurance provider customers, which includes both carriers and agents. Our vision is to become the largest online source of insurance policies by using data, technology and knowledgeable advisors to make insurance simpler, more affordable and personalized. Our results-driven marketplace, powered by our proprietary data and technology platform, is improving the way insurance providers attract and connect with consumers shopping for insurance.

We operate a marketplace to connect insurance providers to a large volume of high-intent, pre-validated consumer referrals that match the insurers’ specific underwriting and profitability requirements. The transparency of our marketplace, as well as the campaign management tools we offer, are designed to make it easy for insurance carriers and third-party agents to evaluate the performance of their marketing spend on our platform and manage their own return on investment. We present consumers with a single starting point for a comprehensive insurance shopping experience where consumers can engage with insurance carriers through multiple channels based on their preferences. Our marketplace enables consumers to choose to visit an insurance provider’s website to purchase a policy or engage with a carrier or agent by phone or submit their data to insurance providers to receive quotes. Our services are free for consumers, and we derive our revenue from consumer inquires sold as referrals to insurance providers and directly from commissions on sales of policies by our DTC insurance agency.

Since 2011, our core mission has been to make finding insurance easy and more personal, saving consumers and insurance providers time and money. We are working to build the largest and most trusted online insurance marketplace in the United States. In pursuing this goal, we have consistently innovated through our disruptive data driven approach. Highlights of our history of innovation include:

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

In June 2023, we committed to exiting our health insurance vertical, an area that would have required significant capital investment and scale to effectively compete amid an increasingly unpredictable regulatory environment, to increase focus on core verticals, and implemented a workforce reduction plan, or the Reduction Plan, to improve operating efficiency. The Reduction Plan included the elimination of 175 employees, or approximately 28%, of our workforce. We expect these reductions to produce cost savings in non-marketing operating expenses of over 15% from periods prior to the Reduction Plan. During the year ended December 31, 2023, we incurred $4.0 million in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of $2.7 million, of which $2.1 million were paid by December 31, 2023, and non-cash charges for the modification of certain equity awards of $1.3 million. During the year ended December 31, 2023, we recorded a credit of $0.2 million to restructuring and other charges related to estimated severance payments that were not made.

On August 1, 2023, we sold all of the issued and outstanding membership interests of our former subsidiary, Eversurance LLC, for cash consideration of $13.2 million to MyPlanAdvocate Insurance Solutions Inc. There were no employees of Eversurance LLC at the time of the sale. The assets sold consisted of commissions receivable of $30.8 million, which were expected to be collected over the next seven years, net intangible assets of $1.0 million and other net assets of $0.4 million, including our Evansville, Indiana office lease. We incurred $0.4 million of transaction costs in connection with the sale. Accordingly, we recognized a loss on sale of $19.4 million during the year ended December 31, 2023. We also recorded an impairment charge on our right-of-use asset for our Cambridge, Massachusetts office lease of $0.4 million during the year ended December 31, 2023 in connection with subleases we entered into with two third parties for a portion of the office space. We refer to the exit of our health insurance vertical and the Reduction Plan as our recent restructuring, which we completed by September 30, 2023.

In the years ended December 31, 2023, 2022 and 2021, our total revenue was $287.9 million, $404.1 million and $418.5 million, respectively, representing year-over-year decreases of 28.8% and 3.4% from 2022 to 2023 and 2021 to 2022, respectively. We had net losses of $51.3 million, $24.4 million and $19.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, and had $0.5 million, $5.9 million and $14.6 million in adjusted EBITDA for these same periods, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

Factors Affecting Our Performance

We believe that our performance and future growth depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”

Auto insurance industry risk

For the year ended December 31, 2023, we derived 79% of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. The auto insurance industry has experienced deteriorated underwriting performance due to a rise in claims, inflation, and inadequate policy premiums. This deteriorated underwriting performance has caused our insurance carrier customers to reduce spending on new customer acquisition, which has had a negative impact on the pricing and demand for consumer referrals in our marketplace during 2022 and 2023.

Furthermore, total revenue from our two largest insurance carrier customers was 27% and 32% of our revenue for the years ended December 31, 2023 and 2022, respectively. In January 2023, we saw one of our major carrier customers return to higher spending patterns, but subsequently reduce customer acquisition spending starting in the second quarter of 2023 and continuing throughout the remainder of 2023 due to higher than expected claims losses. The state of the auto insurance market remains volatile and while we believe we have started to see some improvement in spending patterns, a recovery could be prolonged by further cost inflation, increased claim severity and frequency, or insufficient policy premium increases.

Expanding consumer traffic

Our success depends in part on the growth of our consumer traffic. We have historically increased consumer traffic to our marketplace by expanding existing advertising channels and adding new channels such as by engaging with consumers through our verified partner network. Over the long term, we plan to increase consumer traffic by leveraging the features and growing the data assets of our platform. However, we have decreased advertising spend in response to lower demand for consumer referrals and we have the ability to further decrease advertising spend in the future when the revenue associated with such consumer traffic does not result in incremental profit to our business. We have also increased the number of quote requests acquired from our verified partner network. While we plan to continue to increase the number of quote requests we acquire from our verified partner network, our profitability will be impacted by our ability to acquire quote requests in significant volume, at prices that are attractive, and that represent high-intent shoppers for which insurance providers will purchase referrals.

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

Regulation

Our revenue and earnings may fluctuate from time to time as a result of changes to federal, state, and industry-based laws and regulations, or changes to standards concerning the enforcement thereof. Our business could be affected directly because we operate websites, conduct telephonic and email marketing, and collect, store, share, and use consumer information and other data. Our business also could be affected indirectly if our customers were to adjust their operations as a result of regulatory changes and enforcement activity. For example, the U.S. Federal Trade Commission recently signaled, in public statements and enforcement actions, a new position regarding the consent requirements under the Telemarketing Sales Rule, while the U.S. Federal Communications Commission has proposed changes to the consent rules under the TCPA. Although it is unclear how these changes may ultimately be implemented or interpreted, they could have an impact on the market for insurance quote requests, and may require us and our third-party sources to modify our marketing practices and policies. In addition, a number of states have enacted (and others are considering) broad data privacy laws that could affect our business. Although it remains unclear how these new privacy laws may be modified or interpreted, their effects could have an impact on our business, and may require us to modify our data use practices and policies and incur compliance-related costs and expenses.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, restructuring and other charges, acquisition-related costs, one-time severance charges, interest income and income taxes. Adjusted EBITDA is a non-GAAP financial measure that we present in this Annual Report on Form 10-K to supplement the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, Adjusted EBITDA may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non-GAAP Financial Measure”.

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

Key Components of Our Results of Operations

Revenue

We generate our revenue primarily from consumer inquiries sold as referrals to insurance provider customers, consisting of carriers and agents, as well as to indirect distributors. To simplify the quoting process for the consumer and improve performance for the provider, we are able to provide consumer-submitted quote request data along with each referral. We recognize revenue from consumer referrals at the time of delivery. We support three secure consumer referral formats:

•
Clicks: An online-to-online referral, with a handoff of the consumer to the provider’s website.
•
Data: An online-to-offline referral, with quote request data transmitted to the provider for follow-up.
•
Calls: An online-to-offline referral for outbound calls and an offline-to-offline referral for inbound calls, with the consumer and provider connected by phone.

We also generate revenue from commissions paid to us by insurance carriers for the sale of policies in our automotive insurance vertical, and prior to our exit from health, in our health insurance vertical. Commission revenue is recognized upon satisfaction of our performance obligation, which we consider to be submission of the policy application to the insurance carrier. We recognize revenue based on our constrained estimate of commission payments we expect to receive over the lifetime of the policies sold, which we refer to as constrained LTVs, of commission payments. Commission revenue represented less than 10% of total revenue for the year ended December 31, 2023.

For the periods presented, our total revenue consisted of revenue generated within our insurance verticals as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Automotive	$227,505	$324,417	$330,928
Home and Renters	40,889	31,909	37,548
Other	19,527	47,801	50,039
Total Revenue	$287,921	$404,127	$418,515

We expect an overall increase in revenue in 2024, including in our automotive and home and renters verticals, as we anticipate increased spending from our carrier partners. We expect revenue from our other insurance vertical to further decrease in 2024 as a result of our exit from the health insurance vertical.

Cost and Operating Expenses

Our cost and operating expenses consist of cost of revenue, sales and marketing, research and development, general and administrative expenses, restructuring and other charges and acquisition-related costs.

We allocate certain overhead expenses, such as rent, utilities, office supplies and depreciation and amortization of general office assets, to cost of revenue and operating expense categories based on headcount. As a result, an overhead expense allocation is reflected in cost of revenue, sales and marketing, research and development and general and administrative expenses. Personnel-related costs included in cost of revenue and operating expense categories include wages, fringe benefit costs and stock-based compensation expense.

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

Sales and Marketing

Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions and amortization of sales and marketing-related intangible assets. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests, including the cost of quote requests we acquire from our verified partner network, and promoting our marketplace to carriers and agents. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. We expect our sales and marketing expense will increase as we expect increased carrier spend for referrals, which will impact our advertising expenditures, though we expect personnel-related costs to decrease in 2024 from 2023 as a result of the Reduction Plan implemented in June 2023.

Research and Development

Research and development expense consists primarily of personnel-related costs for software development and product management. We have focused our research and development efforts on improving ease of use and functionality of our existing marketplace platform and developing new offerings and internal tools. We primarily expense research and development costs. Direct development costs related to software enhancements that add functionality are capitalized and amortized as a component of cost of revenue. We expect that research and development expense will remain relatively flat in 2024 as compared to 2023.

General and Administrative

General and administrative expense consists of personnel-related costs and related expenses for executive, finance, legal, human resources, technical support and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums and payment processing and billing costs. We expect that general and administrative expense will decrease in 2024 from 2023, partially as a result of the Reduction Plan implemented in June 2023.

Restructuring and Other Charges

Restructuring and other charges includes costs related to the recent restructuring and our exit of the health insurance vertical. We completed this restructuring and exit from health in 2023.

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

Adjusted EBITDA. We define adjusted EBITDA as our net income (loss), excluding the impact of stock-based compensation expense; depreciation and amortization expense; restructuring and other charges; acquisition-related costs; one-time severance charges; interest income; and income taxes. The most directly comparable GAAP measure to adjusted EBITDA is net income (loss). We monitor and present in this Annual Report on Form 10-K adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

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
•
adjusted EBITDA excludes restructuring and other charges, which includes the sale of health assets, that affect cash available to us;

•
adjusted EBITDA excludes acquisition-related costs that affect cash available to us and the change in fair value of non-cash contingent consideration liabilities;
•
adjusted EBITDA excludes severance charges incurred and paid in the fourth quarter of 2021 related to our reduction in non-marketing operating expenses that affected cash available to us;
•
adjusted EBITDA does not reflect the cash received from interest income on our investments, which affects the cash available to us;
•
adjusted EBITDA does not reflect income taxes that affects cash available to us; and
•
the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results.

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of adjusted EBITDA as a tool for comparison.

The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Loss to Adjusted EBITDA:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net loss	$(51,287)	$(24,416)	$(19,434)
Stock-based compensation	22,808	28,986	30,020
Depreciation and amortization	6,196	5,848	5,072
Restructuring and other charges	23,568	—	—
Acquisition-related costs	(150)	(4,135)	1,065
Severance under a plan	—	—	440
Interest income	(1,251)	(349)	(37)
Income taxes	577	—	(2,510)
Adjusted EBITDA	$461	$5,934	$14,616

Results of Operations

The following tables set forth our results of operations for the periods shown:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Statement of Operations Data:
Revenue(1)	$287,921	$404,127	$418,515
Cost and operating expenses(2):
Cost of revenue	22,455	23,980	23,949
Sales and marketing	240,131	349,255	354,990
Research and development	27,591	31,713	35,732
General and administrative	26,301	28,102	24,703
Restructuring and other charges	23,568	—	—
Acquisition-related costs	(150)	(4,135)	1,065
Total cost and operating expenses	339,896	428,915	440,439
Loss from operations	(51,975)	(24,788)	(21,924)
Other income (expense):
Interest income	1,251	349	37
Other income (expense), net	14	23	(57)
Total other income (expense), net	1,265	372	(20)
Loss before income taxes	(50,710)	(24,416)	(21,944)
Income tax (expense) benefit	(577)	—	2,510
Net loss	$(51,287)	$(24,416)	$(19,434)
Other Financial and Operational Data:
Variable marketing margin	$100,282	$128,258	$129,553
Adjusted EBITDA(3)	$461	$5,934	$14,616

(1)
Comprised of revenue from the following distribution channels:

	Year Ended December 31,
	2023	2022	2021
Direct channels	81%	86%	90%
Indirect channels	19%	14%	10%
	100%	100%	100%

(2)
Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$219	$281	$363
Sales and marketing	8,667	11,018	12,405
Research and development	8,053	10,328	9,551
General and administrative	5,869	7,359	7,701
Restructuring and other charges	1,288	—	—
	$24,096	$28,986	$30,020

(3) See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$287,921	$404,127	$(116,206)	-28.8%

Revenue decreased by $116.2 million from $404.1 million for the year ended December 31, 2022 to $287.9 million for the year ended December 31, 2023. The decrease in revenue was due to a decrease of $96.9 million in our automotive insurance vertical and a decrease of $28.3 million in our other insurance verticals, partially offset by an increase in revenue from our home and renters insurance vertical of $9.0 million. The decrease in revenue from our automotive insurance vertical was primarily due to a decrease in carrier spend for referrals of $83.3 million, including a decrease in subsidies from one of our larger carrier customers, and a decrease in commission revenue of $13.6 million. The decrease in revenue from our other insurance verticals was primarily due to a decrease in commission revenue of $18.7 million and a decrease in carrier spend for referrals of $9.6 million, both due primarily to our exit from health insurance.

Cost of Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Cost of revenue	$22,455	$23,980	$(1,525)	-6.4%
Percentage of revenue	7.8%	5.9%

Cost of revenue decreased from $24.0 million for the year ended December 31, 2022 to $22.5 million for the year ended December 31, 2023. Cost of revenue decreased primarily due to a decrease in third-party call center costs of $3.1 million as a result of shifting call referrals from third-party call centers to employees and a decrease in calls related to our health insurance vertical. Hosting costs also decreased by $0.9 million. These decreases were partially offset by increased personnel-related costs of $1.4 million due to the shift of call referrals from third-party call centers to employees and an increase in depreciation expense of $1.0 million related primarily to technology assets that will no longer be used.

Sales and Marketing

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing expense	$240,131	$349,255	$(109,124)	-31.2%
Percentage of revenue	83.4%	86.4%

Sales and marketing expenses decreased by $109.1 million from $349.3 million for the year ended December 31, 2022 to $240.1 million for the year ended December 31, 2023. The decrease in sales and marketing expense was primarily due to a decrease in advertising costs of $88.2 million due to a decrease in carrier spend. Sales and marketing expenses also decreased due to our exit from the health insurance vertical, including decreases in personnel-related costs and office and occupancy costs of $15.7 million and $1.0 million, respectively, and decreases in depreciation and amortization expense and agent license fees of $0.7 million and $0.6 million, respectively. Technology services also decreased by $1.1 million and agent marketing decreased by $0.5 million due to lower usage and activity.

Research and Development

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Research and development expense	$27,591	$31,713	$(4,122)	-13.0%
Percentage of revenue	9.6%	7.8%

Research and development expenses decreased by $4.1 million from $31.7 million for the year ended December 31, 2022 to $27.6 million for the year ended December 31, 2023. The decrease in research and development expense was due to a decrease in personnel-related costs.

General and Administrative

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative expense	$26,301	$28,102	$(1,801)	-6.4%
Percentage of revenue	9.1%	7.0%

General and administrative expenses decreased by $1.8 million from $28.1 million for the year ended December 31, 2022 to $26.3 million for the year ended December 31, 2023. The decrease in general and administrative expenses was primarily due to a decrease in personnel-related costs of $0.9 million and decreases in insurance costs and bad debt expense of $0.5 million each. These decreases were partially offset by a net increase in professional fees of $0.5 million, primarily due to an increase in legal costs.

Restructuring and Other Charges

Restructuring and other charges of $23.6 million for the year ended December 31, 2023 consisted of costs related to the Reduction Plan implemented in June 2023. Restructuring and other charges primarily included the loss on the sale of health insurance vertical assets of $19.4 million and an asset impairment charge of $0.4 million for the right-of-use asset related to our Cambridge, Massachusetts office lease. Restructuring costs and other charges also included net employee separation charges and non-cash compensation related to the restructuring of $3.8 million.

Acquisition-related Costs

Acquisition-related costs for the years ended December 31, 2023 and 2022 were $(0.2) million and $(4.1) million, respectively. We recorded these credits to acquisition-related costs for the years ended December 31, 2023 and 2022 for the decreases in fair value of our contingent consideration liabilities. The decreases in fair value were related to our future revenue forecasts and to a lesser extent, changes in market value of our Class A common stock.

Other Income (Expense)

Other income (expense) included interest income of $1.3 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively. The increase in interest income in 2023 was due to higher interest rates. Other income (expense), net was not significant for either of the years ended December 31, 2023 or 2022.

Income Taxes

Income tax expense of $0.6 million for the year ended December 31, 2023 consisted of foreign and state income expense. We did not record income tax expense for the year ended December 31, 2022 as we offset taxable income with net operating loss carryforwards. We generated taxable income during the year ended December 31, 2022 related primarily to capitalized research and development costs due to the new requirement to capitalize research and development costs under Section 174 of the Internal Revenue Code of 1986. We recorded an income tax benefit of $2.5 million for the year ended December 31, 2021 due to the release of a portion of our valuation allowance as a result of the PolicyFuel acquisition. The net deferred tax liability recorded for the PolicyFuel acquisition primarily relates to the intangible assets recognized in purchase accounting which are non-deductible for tax purposes and result in a deferred tax liability.

Variable Marketing Margin

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue	$287,921	$404,127	$(116,206)	-28.8%
Less: total advertising expense (a component of sales and marketing expense)	187,639	275,869
Variable marketing margin	$100,282	$128,258	$(27,976)	-21.8%
Percentage of revenue	34.8%	31.7%

The decrease in variable marketing margin was due primarily to decreased carrier spend.

Comparison of the Years Ended December 31, 2022 and 2021

For a discussion of our results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the Years Ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of $38.0 million as of December 31, 2023 and up to $25.0 million of availability under our revolving line of credit pursuant to the 2023 Amended Loan Agreement (defined as the Amended and Restated Loan and Security Agreement, dated as of August 7, 2020 between us and Western Alliance Bank, as Lender, as amended by the Loan and Security Modification Agreement dated as of July 15, 2022, as amended by the Loan and Security Modification Agreement dated as of August 1, 2023, as amended by the Loan and Security Modification Agreement, dated as of on August 7, 2023).

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

Borrowings are collateralized by substantially all of our assets and property. Under the 2023 Amended Loan Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the 2023 Amended Loan Agreement and through the maturity date, we are required to maintain a minimum Adjusted Quick Ratio of 1.10 to 1.00 defined as the ratio of (1) the sum of unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on our balance sheet to (2) current liabilities, including all borrowings outstanding under the 2023 Amended Loan Agreement, but excluding the current portion of deferred revenue (in each case determined in accordance with GAAP). At any time the Adjusted Quick Ratio is less than 1.30 to 1.00 the Lender shall have the ability to use our cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months. As of December 31, 2023, we were in compliance with these covenants and we had no amounts outstanding under the revolving line of credit.

In addition, we are filing a universal shelf registration statement on Form S-3 with the SEC concurrently with the filing of this Annual Report on Form 10-K, which when declared effective, will register for sale up to $150.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights or units from time to time and at prices and on terms that we may determine. The net proceeds of any securities we sell under this registration statement may be used for general corporate purposes, including among other possible uses, the acquisition of companies or businesses, repayment and refinancing of debt, working capital and capital expenditures. At this time we have no plans to sell any such securities under this registration statement

Since our inception, we have incurred operating losses and may continue to incur losses in the foreseeable future. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without considering the borrowing availability under our revolving line of credit. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our revenue, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, sales and marketing activities, impact to our business from our recent restructuring, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows

The following table shows a summary of our cash flows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(2,828)	$(15,791)	$7,189
Net cash provided by (used in) investing activities	9,354	(4,290)	(18,817)
Net cash provided by financing activities	577	15,842	3,615
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18	(27)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,121	$(4,266)	$(8,019)

Operating activities

Operating activities used $2.8 million and $15.8 million of cash during the years ended December 31, 2023 and 2022, respectively. Cash used by operating activities in the year ended December 31, 2023 resulted from our net loss of $51.3 million and net cash used by changes in our operating assets and liabilities of $1.7 million, partially offset by net non-cash charges of $50.1 million, which included a loss on sale of health assets of $19.4 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $15.0 million decrease in accounts payable and accrued expenses and other current liabilities, partially offset by an $8.2 million decrease in accounts receivable, a $4.2 million decrease in commissions receivable and a $1.0 million decrease in prepaid expenses and other current assets.

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

Changes in accounts receivable, prepaid expenses and other current assets and accounts payable and accrued expenses and other current liabilities were generally due to level of activity in our business and timing of customer and vendor invoicing and payments. Collection of commissions receivable depends upon the timing of our receipt of commission payments from insurance carriers. A significant portion of our commissions receivable asset is classified as long term.

Investing activities

Net cash provided by investing activities was $9.4 million for the year ended December 31, 2023, consisting of cash proceeds from the sale of Eversurance LLC of $13.2 million, partially offset by the acquisition of property and equipment of $3.8 million, which included the capitalization of certain software development costs. Net cash used in investing activities was $4.3 million for the year ended December 31, 2022, consisting of cash used to acquire property and equipment, which included the capitalization of software development costs. During each of the years ended December 31, 2023 and 2022, we capitalized $3.6 million of software development costs.

Financing activities

During the years ended December 31, 2023 and 2022, net cash provided by financing activities was $0.6 million and $15.8 million, respectively. Net cash provided by financing activities during the year ended December 31, 2023 consisted of proceeds received from the exercise of common stock options, partially offset by tax withholding payments relating to net share settlements. Net cash provided by financing activities during the year ended December 31, 2022 consisted primarily of $15.0 million of proceeds from the issuance and sale of shares of common stock in a private placement with Recognition Capital, LLC, an entity which is owned and controlled by David Blundin, Chairman of the Board of Directors and co-founder of the Company, and $0.9 million from the exercise of common stock options.

For a discussion of our cash flows for the year ended December 31, 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Contractual Obligations and Commitments

Our cash flows are dependent on a number of factors in addition to our operational expenditures, including our contractual and other obligations. As a result, our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

We lease office space in Cambridge, Massachusetts under a non-cancelable operating lease that expires in September 2024. We lease office space in Austin, Texas pursuant to a lease that expires in April 2025. As of December 31, 2023, we were obligated to make total minimum lease payments of $2.2 million under such leases, of which $2.1 million is payable in 2024.

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

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements, appearing in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive our revenue primarily by selling consumer referrals to our insurance provider customers, including insurance carriers, agents and indirect distributors. We also generate revenue from commission fees for the sale of policies, primarily in our automotive insurance vertical, and prior to our exit from health, in our health insurance vertical. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606 Revenue from Contracts with Customers, or ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.

We only apply the five-step model to contracts when collectibility of the consideration to which we are entitled in exchange for the goods or services we transfer to the customer is determined to be probable. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Referral Revenue

We recognize referral revenue when we satisfy our performance obligations by delivering the referrals to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those referrals.

Commission Revenue

Our commission revenue consists of the constrained LTVs of commission payments that we expect to receive in our automotive insurance vertical, and prior to our exit from health, that we expected to receive in our health insurance vertical on the sale of insurance policies to consumers and renewals of such policies. Commission revenue is recognized upon satisfaction of our performance obligation. We consider our performance obligation related to commissions for both the initial policy sale and future renewals of the policy to be satisfied upon submission of the policy application. Therefore, a significant portion of the commission revenue we record upon satisfaction of our performance obligation is paid by our insurance provider customer over a multi-year time frame as policyholders renew and pay the insurance provider for their policies. The current portion of commissions receivable consists of estimated commissions on new policies sold and estimated renewal commissions on policies expected to be renewed within one year, while the non-current portion of commissions receivable are commissions for estimated renewals expected to be renewed beyond one year. Commission revenue represented less than 10% of total revenue for the year ended December 31, 2023.

Commission revenue from auto insurance carriers consists of constrained LTVs of commission payments we expect to receive for selling an insurance policy based on the effective date of the policy. Our estimate of constrained LTVs is based on an analysis of historical commission payment trends for relevant policies to establish an expected lifetime value and incorporates management’s judgment in interpreting those trends to calculate LTVs and to apply constraints to such LTVs. The most significant factor impacting historical trends is average policy duration. We apply a constraint to our estimated LTVs to only recognize the amount of variable consideration that we believe is probable that we will be entitled to receive and will not be subject to a significant revenue reversal in the future. To the extent that commission payment trends change or the underlying factors impacting commission payments change, our estimate of constrained LTVs could be materially impacted. To the extent we make changes to our estimates of constrained LTVs, we recognize any material impact of the change to commission revenue in the reporting period in which the change is made, including revisions of estimated lifetime commissions either below or in excess of previously estimated constrained LTVs recognized as an adjustment to revenue and the related contract asset. We recognize revenue for new policies by applying the latest estimated constrained LTV for that product. We had commissions receivable of $12.0 million as of December 31, 2023, of which $4.3 million was classified as current.

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

Goodwill is not amortized, but rather is tested for impairment annually in the fourth quarter, or more frequently if facts and circumstances warrant a review, such as significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. We have determined that there is a single reporting unit for the purpose of conducting our goodwill impairment assessment. We assess both the existence of potential impairment and the amount of impairment loss by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Intangible assets are recorded at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis. To date, we have not recorded any impairments of goodwill or acquired intangible assets.

Valuation of Contingent Consideration

In connection with our acquisitions of Eversurance and PolicyFuel we agreed to issue shares of Class A common stock to the former owners upon the achievement of certain revenue targets. Achievement of revenue targets that result in the issuance of a variable number of shares of Class A common stock are accounted for as a liability. We estimated the fair value of the shares of Class A common stock issuable upon achievement of the targets as of the acquisition date. We remeasure the fair value of the shares of Class A common stock issuable at each subsequent reporting date until the liability is fully settled. We use Monte Carlo simulation models in our estimates. The estimated fair value of the contingent consideration is based upon available information and certain assumptions, known at the time of our estimates, which management believes are reasonable. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized as acquisition-related costs.

We used a Monte Carlo simulation model in our estimates of the fair value of the contingent consideration related to the PolicyFuel acquisition that will be settled based on achievement at varying levels of three annual targets. The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of our Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. We issued 62,671 shares of our Class A common stock in December 2022 to settle the first milestone related to the PolicyFuel contingent consideration. The fair value of our contingent consideration liability for the PolicyFuel shares for the second and third milestones was zero as of December 31, 2023.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees, nonemployees and directors based on their fair value on the date of the grant. We recognize compensation expense of employee awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. We apply the straight-line method of expense recognition to all employee awards with only service-based vesting conditions and apply the graded-vesting method to all employee awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable. Compensation expense for nonemployee awards is recognized in the same manner as if we had paid cash for the goods or services received, which is generally the vesting period of the respective award.

We estimate the fair value of stock options with service-based vesting or performance-based vesting granted to employees, nonemployees and directors using the Black Scholes option pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield. We measure stock options with market-based vesting based on the fair value on the date of grant using a Monte Carlo simulation model. We estimate the fair value of each RSU based on the market value of our common stock.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our audited consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a credit agreement that provides us with credit at a floating rate of interest. As of December 31, 2023, we had no outstanding borrowings under our credit facility and therefore no material exposure to fluctuations in interest rates.

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

EVERQUOTE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of EverQuote, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EverQuote, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Revenue from Certain Referrals

As described in Note 2 to the consolidated financial statements, the Company derives its revenue primarily by selling consumer referrals to its insurance provider customers, including insurance carriers, agents and indirect distributors. Revenue from certain referrals makes up the majority of total revenue of $287.9 million. The Company recognizes referral revenue when it satisfies its performance obligations by delivering the referrals to its customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those referrals.

The principal consideration for our determination that performing procedures relating to revenue recognition from certain referrals is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition from certain referrals.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the referral revenue recognition process. These procedures also included, among others (i) evaluating revenue from certain referral transactions by testing the issuance and settlement of invoices and credit memos; (ii) tracing transactions not settled to a detailed listing of accounts receivable; (iii) confirming a sample of outstanding customer invoice balances at year end and, where applicable, obtaining and inspecting source documents, such as subsequent cash receipts, invoices, and other supporting documentation for confirmations not returned; and (iv) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2024

We have served as the Company’s auditor since 2014.

EVERQUOTE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$37,956	$30,835
Accounts receivable, net	21,181	29,604
Commissions receivable, current portion	4,349	13,530
Prepaid expenses and other current assets	5,755	7,005
Total current assets	69,241	80,974
Property and equipment, net	5,719	6,460
Goodwill	21,501	21,501
Acquired intangible assets, net	5,188	7,955
Operating lease right-of-use assets	1,617	5,769
Commissions receivable, non-current portion	7,630	33,410
Other assets	29	450
Total assets	$110,925	$156,519
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,202	$30,680
Accrued expenses and other current liabilities	8,784	9,924
Deferred revenue	1,872	1,867
Operating lease liabilities	2,090	2,936
Total current liabilities	29,948	45,407
Operating lease liabilities, net of current portion	70	3,501
Other long-term liabilities	—	125
Total liabilities	30,018	49,033
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 28,574,239 shares and 26,447,880 shares issued and outstanding at December 31, 2023 and 2022, respectively	29	26
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 5,604,278 shares and 6,139,774 shares issued and outstanding at December 31, 2023 and 2022, respectively	6	6
Additional paid-in capital	294,191	269,521
Accumulated other comprehensive income (loss)	29	(6)
Accumulated deficit	(213,348)	(162,061)
Total stockholders' equity	80,907	107,486
Total liabilities and stockholders' equity	$110,925	$156,519

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$287,921	$404,127	$418,515
Cost and operating expenses:
Cost of revenue	22,455	23,980	23,949
Sales and marketing	240,131	349,255	354,990
Research and development	27,591	31,713	35,732
General and administrative	26,301	28,102	24,703
Restructuring and other charges	23,568	—	—
Acquisition-related costs	(150)	(4,135)	1,065
Total cost and operating expenses	339,896	428,915	440,439
Loss from operations	(51,975)	(24,788)	(21,924)
Other income (expense):
Interest income	1,251	349	37
Other income (expense), net	14	23	(57)
Total other income (expense), net	1,265	372	(20)
Loss before income taxes	(50,710)	(24,416)	(21,944)
Income tax (expense) benefit	(577)	—	2,510
Net loss	$(51,287)	$(24,416)	$(19,434)
Net loss per share, basic and diluted	$(1.54)	$(0.77)	$(0.67)
Weighted average common shares outstanding, basic and diluted	33,350	31,613	29,088

Comprehensive loss:
Net loss	$(51,287)	$(24,416)	$(19,434)
Other comprehensive income (loss):
Foreign currency translation adjustment	35	(16)	17
Comprehensive loss	$(51,252)	$(24,432)	$(19,417)

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	20,784,065	$21	7,429,502	$7	$189,172	$(7)	$(118,211)	$70,982
Issuance of common stock to settle contingent consideration liability	39,168	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	572,429	1	—	—	3,614	—	—	3,615
Vesting of restricted stock units	1,127,509	1	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	29,944	—	—	29,944
Transfer of Class B common stock to Class A common stock	1,021,824	1	(1,021,824)	(1)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(19,434)	(19,434)
Balances at December 31, 2021	23,544,995	24	6,407,678	6	222,730	10	(137,645)	85,125
Private placement of common stock	1,004,016	1	—	—	14,999	—	—	15,000
Issuance of common stock to settle Eversurance contingent consideration liability	58,754	—	—	—	830	—	—	830
Issuance of common stock to settle PolicyFuel contingent consideration liability	62,671	—	—	—	1,059	—	—	1,059
Issuance of common stock upon exercise of stock options	138,816	1	—	—	941	—	—	942
Net issuance of common stock upon vesting of restricted stock units	1,370,724	—	—	—	64	—	—	64
Stock-based compensation expense	—	—	—	—	28,898	—	—	28,898
Transfer of Class B common stock to Class A common stock	267,904	—	(267,904)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(24,416)	(24,416)
Balances at December 31, 2022	26,447,880	26	6,139,774	6	269,521	(6)	(162,061)	107,486
Issuance of common stock upon exercise of stock options	174,777	—	—	—	979	—	—	979
Net issuance of common stock upon vesting of restricted stock units	1,416,086	3	—	—	(405)	—	—	(402)
Stock-based compensation expense	—	—	—	—	24,096	—	—	24,096
Transfer of Class B common stock to Class A common stock	535,496	—	(535,496)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(51,287)	(51,287)
Balances at December 31, 2023	28,574,239	$29	5,604,278	$6	$294,191	$29	$(213,348)	$80,907

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(51,287)	$(24,416)	$(19,434)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	6,196	5,848	5,072
Stock-based compensation expense	24,096	28,986	30,020
Loss on sale of health assets	19,388	—	—
Impairment of right-of-use asset	384	—	—
Change in fair value of contingent consideration liabilities	(150)	(4,135)	196
Deferred taxes	—	—	(2,510)
Provision for (recovery of) bad debt	204	693	(41)
Unrealized foreign currency transaction (gains) losses	21	(9)	24
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	8,219	5,362	10,511
Prepaid expenses and other current assets	962	(2,111)	1,801
Commissions receivable, current and non-current	4,176	(24,240)	(16,871)
Operating lease right-of-use assets	2,497	2,613	2,710
Other assets	421	(19)	534
Accounts payable	(13,411)	1,124	(3,968)
Accrued expenses and other current liabilities	(1,543)	(2,375)	2,692
Deferred revenue	5	(229)	227
Operating lease liabilities	(3,006)	(2,883)	(2,840)
Other long-term liabilities	—	—	(934)
Net cash provided by (used in) operating activities	(2,828)	(15,791)	7,189
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(3,840)	(4,290)	(2,862)
Proceeds from sale of health assets	13,194	—	—
Acquisition of business	—	—	(15,955)
Net cash provided by (used in) investing activities	9,354	(4,290)	(18,817)
Cash flows from financing activities:
Proceeds from exercise of stock options	979	942	3,615
Proceeds from private placement of common stock	—	15,000	—
Tax withholding payments related to net share settlement	(402)	(100)	—
Net cash provided by financing activities	577	15,842	3,615
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18	(27)	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,121	(4,266)	(8,019)
Cash, cash equivalents and restricted cash at beginning of period	30,835	35,101	43,120
Cash, cash equivalents and restricted cash at end of period	$37,956	$30,835	$35,101
Supplemental disclosure of noncash investing and financing information:
Acquisition of property and equipment included in accounts payable	$25	$60	$100
Fair value of contingent consideration in connection with acquisition included in liabilities	$—	$—	$3,784
Issuance of Class A common stock to settle contingent consideration liabilities	$—	$1,889	$—
Issuance of Class A common stock in settlement of stock-based compensation liability	$—	$164	$—
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,096	$383
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$37,956	$30,835	$34,851
Restricted cash (included in other assets)	—	—	250
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$37,956	$30,835	$35,101

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

EverQuote, Inc. (the “Company”) was incorporated in the state of Delaware in 2008. Through its internet websites, the Company operates an online marketplace for consumers shopping for auto, home and renters and life insurance. The Company generates revenue primarily by selling consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. The Company also generates revenue from commission fees paid by insurance provider customers for insurance policies it sells to consumers. In June 2023, the Company committed to exiting its health insurance vertical, and in August 2023, the Company sold health insurance vertical assets by selling its former subsidiary, Eversurance LLC (see Note 16).

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has incurred operating losses, including a net loss of $51.3 million for the year ended December 31, 2023. As of December 31, 2023, the Company had an accumulated deficit of $213.3 million. As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements, without considering borrowing availability under the Company’s credit facility.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and the valuation of accounts and commissions receivables, the expensing and capitalization of website and software development costs, the valuation of goodwill and acquired intangible assets, the valuation of contingent consideration liabilities, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. These estimates may change, as new events occur and additional information is obtained and actual results could differ materially from these estimates.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the year ended December 31, 2023, one customer represented 18% of total revenue. For the year ended December 31, 2022, two customers represented 21% and 11%, respectively, of total revenue. For the year ended December 31, 2021, one customer represented 16% of total revenue. As of December 31, 2023, one customer accounted for 42% of the total accounts and commissions receivable balance. As of December 31, 2022, one customer accounted for 23% of the total accounts and commissions receivable balance.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. As of December 31, 2023 and 2022, the Company’s allowance for credit losses was less than $0.1 million and $0.7 million, respectively. During the year ended December 31, 2023, the Company wrote off $0.9 million of uncollectible accounts. During the years ended December 31, 2022 and 2021, the Company wrote off an insignificant amount of uncollectible accounts.

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

Commission Revenue

The Company’s commission revenue consists of the estimated constrained lifetime values (the “constrained LTVs”) of commission payments that the Company expects to receive in its automotive insurance vertical, and prior to its exit from health, that it expected to receive in its health insurance vertical on the sale of insurance policies to consumers and renewals of such policies. Commission revenue is recognized upon satisfaction of the Company’s performance obligation. The Company considers its performance obligation related to commissions for both the initial policy sale and future renewals of the policy to be satisfied upon submission of the policy application. Therefore, a significant portion of the commission revenue the Company records upon satisfaction of its performance obligation is paid by the Company’s insurance provider customer over a multi-year time frame as policyholders renew and pay the insurance provider for their policies. The current portion of commissions receivable consists of estimated commissions on new policies sold and estimated renewal commissions on policies expected to be renewed within one year, while the non-current portion of commissions receivable are commissions for estimated renewals expected to be renewed beyond one year. Commission revenue represented less than 10% of total revenue for the year ended December 31, 2023.

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

Total revenue is comprised of revenue from the following distribution channels:

	Year Ended December 31,
	2023	2022	2021
Direct channels	81%	86%	90%
Indirect channels	19%	14%	10%
	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Year Ended December 31,
	2023	2022	2021
Automotive	$227,505	$324,417	$330,928
Home and renters	40,889	31,909	37,548
Other	19,527	47,801	50,039
Total Revenue	$287,921	$404,127	$418,515

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At December 31, 2023 and 2022, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.9 million as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company recognized revenue of $1.3 million that was included in the contract liability balance (deferred revenue) at December 31, 2022. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.

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

The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the years ended December 31, 2023, 2022 or 2021.

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

Goodwill is not amortized, but rather is tested for impairment annually in the fourth quarter, or more frequently if facts and circumstances warrant a review, such as significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company assesses both the existence of potential impairment and the amount of impairment loss by comparing the fair value of the reporting unit with its carrying amount, including goodwill. Intangible assets are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

Valuation of Contingent Consideration

The Company’s two acquisitions in 2021 and 2020 provided for shares of Class A common stock to be issued to former owners of the purchased entities upon the achievement of certain revenue targets (see Note 3). Achievement of revenue targets that result in the issuance of a variable number of shares of Class A common stock are accounted for as a liability. The Company estimates the fair value of the shares of Class A common stock issuable upon achievement of the targets as of the acquisition date. The Company remeasures the fair value of the shares of Class A common stock issuable at each subsequent reporting date until the liability is fully settled. The Company uses Monte Carlo simulation models in its estimates. The estimated fair value of the contingent consideration is based upon available information and certain assumptions, known at the time of its estimates, which management believes are reasonable.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment, right-of-use assets and intangible assets with finite lives. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. In connection with its restructuring and exit from the health vertical in 2023, the Company recorded impairments of a right-of-use asset (see Note 16). The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022 or 2021.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company operates an online marketplace for consumers shopping for auto, home and renters and life insurance quotes and generates revenue from referral fees and commission payments. Significantly all of the Company’s tangible assets are held in the United States.

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

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. During the years ended December 31, 2023, 2022 and 2021, advertising expense totaled $187.6 million, $275.9 million and $289.0 million, respectively.

Stock-Based Compensation

The Company measures compensation expense for stock options with service-based vesting or performance-based vesting granted to employees, nonemployees and directors based on the fair value on the date of grant using the Black‑Scholes option‑pricing model. The Company measures compensation expense for stock options with market-based vesting based on the fair value on the date of grant using a Monte Carlo simulation model. The Company measures compensation expense for restricted common stock units based on the fair value on the date of grant using the market value of the Company’s common stock. Compensation expense for employee awards is recognized, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The Company uses the straight‑line method to record the expense of employee awards with only service‑based vesting conditions. The Company uses the graded‑vesting method to record the expense of employee awards with both service‑based and performance‑based vesting conditions, commencing once achievement of the performance condition becomes probable. Compensation expense for nonemployee awards is recognized in the same manner as if the Company had paid cash for the goods or services received, which is generally the vesting period of the respective award.

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2023	2022	2021
Options to purchase common stock	2,319,725	2,072,238	1,539,573
Unvested restricted stock units	2,086,007	2,511,930	2,798,761
	4,405,732	4,584,168	4,338,334

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

Recently Issued Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The guidance includes disclosure requirements including the fair value of equity securities subject to contractual sale restrictions included in the balance sheet, the nature and remaining duration of the restriction and circumstances that could cause a lapse in the restriction. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The amendments in this update are to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

3. Acquisitions

PolicyFuel

On August 13, 2021, the Company completed the acquisition of Policy Fuel, LLC and its affiliated entities (“PolicyFuel”), a policy-sales-as-a-service provider, with principal offices in Austin and San Antonio, Texas. The PolicyFuel acquisition was accounted for as a purchase of a business under ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of PolicyFuel were recorded at their respective fair values as of the acquisition date. The purchase consideration included contingent consideration that could be settled in a variable number of shares of Class A common stock based on the achievement (at varying levels) of each of three twelve-month revenue targets. As achievement of each of the three twelve-month targets results in the issuance of a variable number of shares of Class A common stock, the Company recorded a liability for the fair value of this contingent consideration. The Company estimated the fair value of the contingent consideration liability as of the acquisition date using a Monte Carlo simulation model. The Company remeasures the fair value of the contingent consideration at each subsequent reporting date until the liability is fully settled (see Note 4).

Eversurance

On September 1, 2020, the Company completed the acquisition of Crosspointe Insurance & Financial Services, LLC, a health insurance agency headquartered in Evansville, Indiana. In the third quarter 2021, the Company changed the name of Crosspointe Insurance & Financial Services, LLC to Eversurance, LLC (“Eversurance”). The Eversurance acquisition was accounted for as a purchase of a business under ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of Eversurance were recorded as of the acquisition date, at their respective fair values. The purchase consideration included contingent consideration representing the fair value of Class A common stock issuable to the former owners of Eversurance upon achievement of certain revenue targets over three years, the first two annual targets comprised of a fixed number of shares of Class A common stock that could be issued and the third annual target comprised of a variable number of shares of Class A common stock. As achievement of the third annual targets resulted in the issuance of a variable number of shares of Class A common stock, the Company recorded a liability for the fair value of this contingent consideration. The Company estimated the fair value of the contingent consideration liability as of the acquisition date using a Monte Carlo simulation model. The Company remeasured the fair value of the shares of Class A common stock issuable upon the estimated achievement levels of the third annual target at each subsequent reporting date until the liability was fully settled in the fourth quarter of 2022 (see Note 4).

4. Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,210	$—	$—	$3,210

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,812	$—	$—	$15,812
Liabilities:
Contingent consideration liability associated with acquisition of PolicyFuel included in accrued expense and other current liabilities	—	—	25	25
Contingent consideration liability associated with acquisition of PolicyFuel included in other long-term liabilities	—	—	125	125
	$—	$—	$150	$150

There were no transfers into or out of Level 3 during the years ended December 31, 2023, 2022 or 2021.

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

The Company uses a Monte Carlo simulation model in its estimates of the fair value of the contingent consideration liabilities related to the PolicyFuel acquisition in 2021. The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of the Company’s Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. The decrease in fair value of the contingent consideration liability during the year ended December 31, 2023 was due to a change in estimate of forecasted revenue. The decrease in fair value of the contingent consideration liability during the year ended December 31, 2022 was primarily due to a change in estimate of forecasted revenue and the decrease in market value of the Company’s Class A common stock. The increase in the fair value of the contingent consideration liability for the year ended December 31, 2021 was primarily due to a change in estimate of forecasted revenue, partially offset by the decrease in the market value of the Company’s Class A common stock during the year. In December 2022, the Company issued shares of Class A common stock in settlement of the first annual milestone, at which time the fair value of the contingent consideration liability for the first milestone was reclassified to stockholders' equity.

The Company estimated the fair value of the contingent consideration liability related to the Eversurance acquisition in 2020 (see Note 3) using probability of achievement of the revenue target (acquisition specific input) and the market value of the Company’s Class A common stock (observable input). Shares of Class A common stock were issued in December 2022 to settle the third and final milestone at which time the fair value of the contingent consideration liability was reclassified to stockholders' equity.

The following table provides a roll-forward of the aggregate fair values of the Company’s contingent consideration liabilities for which fair value is determined by Level 3 inputs (in thousands):

Contingent
Consideration
Liabilities
Fair value at December 31, 2021	$6,174
Change in fair value of contingent consideration related to Eversurance acquisition	(90)
Contingent consideration related to Eversurance acquisition settled in Class A common stock	(830)
Change in fair value of contingent consideration related to PolicyFuel acquisition	(4,045)
Contingent consideration related to PolicyFuel acquisition settled in Class A common stock	(1,059)
Fair value at December 31, 2022	150
Change in fair value of contingent consideration related to PolicyFuel acquisition	(150)
Fair value at December 31, 2023	$—

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

There were no changes to goodwill as of December 31, 2023 or 2022.

Acquired intangible assets consisted of the following (in thousands):

		December 31, 2023
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	9.0	$6,600	$(1,748)	$4,852
Developed technology	3.0	1,700	(1,364)	336
Other identifiable intangible assets	2.0	300	(300)	—
		$8,600	$(3,412)	$5,188

		December 31, 2022
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	7.6	$10,200	$(3,353)	$6,847
Developed technology	3.0	1,700	(786)	914
Other identifiable intangible assets	2.8	570	(376)	194
		$12,470	$(4,515)	$7,955

In August 2023, the Company sold Eversurance LLC, which included health-related intangible assets with a gross amount of $3.9 million, accumulated amortization of $2.9 million and a carrying value of $1.0 million (see Note 16). Amortization expense for intangible assets for the years ended December 31, 2023, 2022 and 2021 was $1.8 million, $2.3 million and $1.7 million, respectively.

Future amortization expense of the intangible assets as of December 31, 2023, is expected to be as follows (in thousands):

Year Ending December 31,
2024	$1,261
2025	651
2026	685
2027	708
2028	697
Thereafter	1,186
$5,188

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Computer equipment	$2,256	$2,822
Software	15,915	14,733
Furniture and fixtures	1,021	1,221
Leasehold improvements	862	975
	20,054	19,751
Less: Accumulated depreciation and amortization	(14,335)	(13,291)
	$5,719	$6,460

Depreciation and amortization expense was $4.4 million, $3.6 million and $3.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company capitalized costs associated with the development of internal use software of $3.6 million, $3.6 million and $2.2 million included in the Software line item above and recorded related amortization expense of $3.7 million, $2.7 million and $2.6 million (included in depreciation and amortization expense) during the years ended December 31, 2023, 2022 and 2021, respectively. The remaining net book value of capitalized software costs was $5.2 million and $5.3 million as of December 31, 2023 and 2022, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued employee compensation and benefits	$5,188	$4,254
Accrued advertising expenses	2,285	3,970
Other current liabilities	1,311	1,700
	$8,784	$9,924

8. Loan and Security Agreement

On July 15, 2022, the Company executed a Loan and Security Modification Agreement (the “2022 Loan Amendment”) to amend its Amended and Restated Loan and Security Agreement, dated as of August 7, 2020 (the “2020 Loan Agreement”) with Western Alliance Bank (the “Lender”), to increase the revolving line of credit available thereunder from $25.0 million to $35.0 million, to extend the maturity date of the revolving line of credit from August 2022 to July 2025 and to provide the Company access to a term loan of up to $10.0 million. The 2020 Loan Agreement, as amended by the 2022 Loan Amendment, is referred to as the “2022 Amended Loan Agreement.” On August 1, 2023, in connection with the sale of Eversurance LLC (see Note 16), the Company entered into a Loan and Security Modification Agreement (the “2023 Consent and Release”), pursuant to which the Lender consented to the sale of Eversurance LLC and released any security interests it had in the membership interests of Eversurance LLC. On August 7, 2023, the Company executed a Loan and Security Modification Agreement (the “2023 Loan Amendment”) to amend the 2022 Amended Loan Agreement to, among other things, eliminate the term loan availability, decrease the revolving line of credit from $35.0 million to $25.0 million, update the interest rate on outstanding borrowings to the greater of 7.0% or the prime rate as published in The Wall Street Journal and update certain financial and other covenants. The 2022 Loan Agreement, as amended by the 2023 Consent and Release and the 2023 Loan Amendment, is referred to as the “2023 Amended Loan Agreement.”

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

Pursuant to the 2023 Amended Loan Agreement, borrowings under the revolving line of credit cannot exceed 85% of eligible accounts receivable balances, bear interest at the greater of 7.0% or the prime rate as published in The Wall Street Journal and mature on July 15, 2025. In an event of default, as defined in the 2023 Amended Loan Agreement, and until such event is no longer continuing, the annual interest rate to be charged would be the annual rate otherwise applicable to borrowings under the 2023 Amended Loan Agreement plus 5.00%. Borrowings are collateralized by substantially all of the Company's assets and property. As of December 31, 2023, the Company was in compliance with the covenants in the 2023 Amended Loan Agreement and the Company had no amounts outstanding under the revolving line of credit.

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2023, 1,742,518 shares remained available for future grant under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,708,925 shares effective as of January 1, 2024 in accordance with the provisions of the 2018 Plan described above.

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

Stock Option Valuation

The fair value of stock option grants with service-based or performance-based vesting conditions is estimated on the date of grant using the Black Scholes option pricing model. The volatility has been determined using the Company’s traded stock price to estimate expected volatility. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The relevant data used to determine the fair value of the stock option grants during the years ended December 31, 2023 and 2022 is as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.0%	3.2%
Expected volatility	78.4%	78.1%
Expected dividend yield	—	—
Expected term (in years)	5.8	6.1

The grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $7.57 and $6.79 per share, respectively. The Company did not grant stock options in the year ended December 31, 2021.

Stock Option Activity

The following table summarizes the Company’s option activity since December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	2,072,238	$13.40	5.88	$10,986
Granted	585,295	10.88
Exercised	(174,777)	5.60
Forfeited	(163,031)	9.44
Outstanding as of December 31, 2023	2,319,725	$13.63	6.01	$6,939
Vested and expected to vest as of December 31, 2023	2,164,672	$14.00	5.82	$6,315
Options exercisable as of December 31, 2023	1,227,541	$9.08	4.12	$4,418

As of December 31, 2023, outstanding options of 1,911,727 were for the purchase of Class A common stock and outstanding options of 407,998 were for the purchase of either Class A common stock or Class B common stock.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.9 million, $1.0 million and $12.9 million, respectively.

Restricted Stock Units

The Company has granted RSUs with service-based vesting conditions and with both service-based and performance-based vesting conditions. RSUs with service-based and both service-based and performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares.

The following table summarizes the Company’s RSU activity since December 31, 2022:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2022	2,511,930	$17.48
Granted	1,787,552	9.63
Vested	(1,449,756)	16.28
Forfeited	(763,719)	15.55
Unvested balance December 31, 2023	2,086,007	$12.29

Inducement Awards

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

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$219	$281	$363
Sales and marketing	8,667	11,018	12,405
Research and development	8,053	10,328	9,551
General and administrative	5,869	7,359	7,701
Restructuring and other charges	1,288	—	—
	$24,096	$28,986	$30,020

As of December 31, 2023, unrecognized compensation expense for RSUs and option awards was $21.9 million, which is expected to be recognized over a weighted average period of 2.0 years.

11. Income Taxes

The Company has not recorded income tax benefits for net operating losses incurred or research and development tax credits generated, as the Company believed, based upon the weight of available evidence, that it is more likely than not that its net operating loss and tax credit carryforwards will not be realized. The Company’s income tax expense for the year ended December 31, 2023 related to foreign and state income taxes. The Company did not record income tax expense for the year ended December 31, 2022, as taxable income was offset by net operating loss carryforwards. During the year ended December 31, 2021, the Company released $2.5 million of its valuation allowance related to the net deferred tax liability recorded as a result of the PolicyFuel acquisition. The Company maintains a valuation allowance on its overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.9	7.3	5.2
Federal and state research and development tax credits	(0.3)	2.3	5.6
Nondeductible items	(0.3)	2.8	(2.0)
Stock-based compensation	(5.8)	(16.0)	10.9
Deferred taxes on acquisition	—	2.5	11.4
Other	1.4	—	0.4
Change in valuation allowance	(24.0)	(19.9)	(41.1)
Effective income tax rate	(1.1)%	—%	11.4%

Net deferred tax assets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$30,638	$24,621
Capitalized research and development	11,793	7,186
Research and development tax credit carryforwards	9,183	7,950
Accrued expenses and other current liabilities	388	307
Property and equipment	293	271
Intangible assets	233	—
Stock-based compensation	2,233	2,593
Operating lease liability	573	1,706
Other	238	156
Total deferred tax assets	55,572	44,790
Valuation allowance	(53,948)	(41,755)
Net deferred tax assets	1,624	3,035
Deferred tax liabilities:
Capitalized software development costs	(1,195)	(1,313)
Operating lease right-of-use assets	(429)	(1,529)
Intangible assets	—	(193)
Total deferred tax liabilities	(1,624)	(3,035)
Net deferred tax assets and liabilities	$—	$—

As of December 31, 2023, the Company had federal net operating loss carryforwards of $113.1 million to offset future taxable income, which do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2023, the Company had state net operating loss carryforwards of $106.8 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2023, the Company also had federal and state research and development tax credit carryforwards of $5.9 million and $3.9 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2030 and 2029, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised primarily of net operating loss carryforwards and research and development tax credit carryforwards. Management has considered the Company’s history of cumulative net losses incurred since inception and estimated future taxable income and has concluded that it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2023 and 2022. The Company reevaluates the positive and negative evidence at each reporting period.

The increase in the valuation allowance for deferred tax assets during the year ended December 31, 2023 related primarily to increases in net operating losses and capitalized research and development costs. The increase in the valuation allowance for deferred tax assets during the year ended December 31, 2022 related primarily to capitalized research and development costs due to the new requirement to capitalize research and development costs under IRC Section 174, partially offset by a decrease in net operating loss carryforwards that were used to offset taxable income. The Company generated taxable income for the year ended December 31, 2022 due to the requirement to capitalize research and development costs. The increase in the valuation allowance for deferred tax assets during the year ended December 31, 2021 related primarily to an increase in net operating loss carryforwards and research and development tax credit carryforwards and stock-based compensation expense. The changes in the valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Valuation allowance as of beginning of year	$41,755	$36,921	$30,558
Decreases recorded to accumulated deficit	—	—	(159)
Decreases recorded as a benefit to income tax provision	—	—	(2,510)
Increases recorded to tax provision	12,193	4,834	9,032
Valuation allowance as of end of year	$53,948	$41,755	$36,921

The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. No reserve for uncertain tax positions or related interest and penalties has been recorded at December 31, 2023 and 2022.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2019 to the present, however, carryforward attributes that were generated prior to January 1, 2020 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

12. Leases

The Company leases office space in Cambridge, Massachusetts under a non-cancelable operating lease that expires in September 2024. The Company also leases office space in Austin, Texas under a non-cancelable operating lease that expires in April 2025. In connection with the acquisition of Eversurance, the Company acquired a ten-year non-cancelable operating lease in Evansville, Indiana that expires in August 2030. In connection with the sale of Eversurance LLC in August 2023, the Evansville, Indiana office lease was transferred to the buyers of Eversurance LLC. The carrying value of the right-of-use asset and related operating lease liability was $1.1 million each as of August 1, 2023, and as a result, there was no loss related to the lease (see Note 16). As part of the Company's restructuring in 2023, the Company subleased a portion of office space in its Cambridge, Massachusetts headquarters for the remaining term of its lease through September 2024 to two third parties for total payments of approximately $0.3 million. In connection with entering into the subleases, the Company recorded an asset impairment of $0.4 million in restructuring and other charges in the consolidated statements of operations and comprehensive loss (see Note 16).

As of December 31, 2023, the Company maintained security deposits of $0.4 million with the landlords of its leases, which amounts were included in prepaid expenses and other current assets on the Company’s consolidated balance sheet. As of December 31, 2022, the Company maintained security deposits of $0.5 million with the landlords of its leases, which amounts were included in other assets on the Company’s consolidated balance sheet.

The components of lease cost under ASC 842 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$2,682	$2,896	$3,174
Short-term lease cost	318	269	39
Variable lease cost	546	676	596
	$3,546	$3,841	$3,809

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$3,190	$3,194	$3,271
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,096	$383

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2023	2022

Weighted-average remaining lease term - operating leases (in years)	0.8	2.93
Weighted-average discount rate - operating leases	4.74%	4.59%

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

Future annual lease payments under the Company’s leases as of December 31, 2023 were as follows (in thousands):

Years ending December 31,
2024	$2,128
2025	70
Total future minimum lease payments	2,198
Less: imputed interest	(38)
Total operating lease liabilities	$2,160

Total operating lease liabilities in the table above are classified on the consolidated balance sheet as follows (in thousands):

December 31, 2023
Current operating lease liabilities	$2,090
Operating lease liabilities, net of current portion	70
Total operating lease liabilities	$2,160

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

Through December 31, 2023, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 and 2022.

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

14. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.9 million during each of the years ended December 31, 2023, 2022 and 2021.

15. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the years ended December 31, 2023, 2022 and 2021, the Company recorded expense of $3.6 million, $8.2 million and $3.5 million, respectively, related to these arrangements. During the years ended December 31, 2023, 2022 and 2021, the Company paid $4.0 million, $7.8 million and $3.8 million, respectively, related to these arrangements. As of December 31, 2023 and 2022, amounts due to related-party affiliates totaled $0.3 million and $0.6 million, respectively, which were included in accounts payable and accrued expenses on the balance sheets.

On February 23, 2022, the Company sold 1,004,016 shares of Class A common stock at a purchase price of $14.94 per share for gross proceeds of $15.0 million in a private placement to Recognition Capital, LLC, an entity which is owned and controlled by David Blundin, Chairman of the board of directors and co-founder of the Company.

16. Restructuring and Other Charges

In June 2023, the Company committed to exiting its health insurance vertical to increase focus on core verticals and implemented a workforce reduction plan (the “Reduction Plan”) to improve operating efficiency. The Reduction Plan included the elimination of 175 employees, or approximately 28%, of the Company’s workforce. During the year ended December 31, 2023, the Company incurred $4.0 million in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of $2.7 million that are expected to be paid through August 2024, and non-cash charges for the modification of certain equity awards of $1.3 million. During the year ended December 31, 2023, the Company recorded a credit of $0.2 million to restructuring and other charges in the accompanying consolidated statements of operations and comprehensive loss related to estimated severance payments that were not made.

In August 2023, the Company sold assets related to its health insurance vertical comprised of all of the issued and outstanding membership interests of Eversurance LLC, a former subsidiary of the Company, to MyPlanAdvocate Insurance Solutions Inc. for cash consideration of $13.2 million. There were no employees of Eversurance LLC at the time of the sale. The assets sold consisted of commissions receivable of $30.8 million, which were expected to be collected over the next seven years, net intangible assets of $1.0 million and other net assets of $0.4 million, including the Company’s Evansville, Indiana office lease. The Company incurred $0.4 million of transaction costs in connection with the sale. Accordingly, the Company recognized a loss on sale of assets of $19.4 million during the year ended December 31, 2023, which amount is included in restructuring and other charges in the accompanying consolidated statements of operations and comprehensive loss. The Company also recorded an impairment charge on the right-of-use asset related to its Cambridge, Massachusetts office lease of $0.4 million during the year ended December 31, 2023 in connection with the Company entering into subleases with two third parties for a portion of the office space. The exit of the health insurance vertical and the Reduction Plan are referred to as the Company's recent restructuring, which was completed by September 30, 2023.

The Company’s restructuring and other charges and balance of its restructuring liability, which was included in accrued employee compensation and benefits, consisted of the following (in thousands):

	Year Ended December 31, 2023
	Employee
	Separation	Non-cash	Loss on Sale of	Asset
	Payments	Compensation	Health Assets	Impairments	Total
Accrued Balance at December 31, 2022	$—	$—	$—	$—	$—
Expense	2,709	1,288	19,388	384	23,769
Payments	(2,142)	—	—	—	(2,142)
Adjustments	(201)	—	—	—	(201)
Non-cash	—	(1,288)	(19,388)	(384)	(21,060)
Accrued Balance at December 31, 2023	$366	$—	$—	$—	$366

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that as of December 31, 2023, our internal control over financial reporting is effective, based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Jayme Mendal (Chief Executive Officer)	Termination (November 3, 2023)	Rule 10b5-1 trading arrangement	Sale	Until May 31, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 157,280 shares
Jayme Mendal (Chief Executive Officer)	Adoption (December 15, 2023)	Rule 10b5-1 trading arrangement	Sale	Until March 19, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 73,000 shares
Joseph Sanborn (Chief Financial Officer)	Adoption (December 15, 2023)	Rule 10b5-1 trading arrangement	Sale	Until June 13, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 8,051 shares
David Brainard (Chief Technology Officer)	Modification (December 15, 2023)	Rule 10b5-1 trading arrangement	Sale	Until December 13, 2024, or such earlier date upon which all transactions are completed or expire without execution	Indeterminable(1)

(1) Mr. Brainard’s Rule 10b5-1 Trading Plan provides for the (i) sale of up to 7,073 shares of common stock and (ii) sale of an indeterminable number of shares of common stock from the settlement of restricted stock units (“RSUs”). The shares of common stock in clause (ii) is unknown as the number will vary based on the extent to which vesting conditions of the RSUs are satisfied, the market price of the Company’s common stock at the time of settlement and the amount of shares that would otherwise be issuable on each settlement date of a covered RSU that are sold or withheld in an amount sufficient to satisfy applicable tax withholding obligations.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the headings “Directors, Executive Officers and Corporate Governance—Compensation Committee Interlocks and Insider Participation”, “Executive Compensation” and “Director Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.14#	Offer Letter, dated as of December 23, 2022, by and between the Registrant and Julia Brncic
10.15#

Offer Letter, dated as of November 4, 2019, by and between the Registrant and David Brainard (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38549) filed with the SEC on February 27, 2023)

10.16

Seventh Amendment to Lease, dated as of September 26, 2018, by and between the Registrant and BMR-Broadway LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on October 1, 2018)

10.17#

Form of Performance-Based Stock Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on May 8, 2020)

10.18#

Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on February 15, 2022)

10.19

Securities Purchase Agreement, dated February 22, 2022, by and between EverQuote, Inc. and Recognition Capital, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on February 23, 2022)

10.20

Loan and Security Modification Agreement, dated August 1, 2023, by and between Western Alliance Bank and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on August 7, 2023).

10.21

Loan and Security Modification Agreement, dated August 7, 2023, by and between Western Alliance Bank and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on August 7, 2023).

10.22	Executive Severance Plan, dated November 5, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on November 7, 2023).
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	EverQuote, Inc. Dodd-Frank Compensation Recovery Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbase document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 27, 2024	EVERQUOTE, INC.

	By:	/s/ Jayme Mendal
Jayme Mendal
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jayme Mendal Jayme Mendal	Chief Executive Officer and President and Director (Principal Executive Officer)	February 27, 2024

/s/ Joseph Sanborn Joseph Sanborn	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2024

/s/ Jon Ayotte Jon Ayotte	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2024

/s/ David Blundin David Blundin	Chairman of the Board of Directors	February 27, 2024

/s/ Sanju Bansal Sanju Bansal	Director	February 27, 2024

/s/ Paul Deninger Paul Deninger	Director	February 27, 2024

/s/ George Neble George Neble	Director	February 27, 2024

/s/ John Shields John Shields	Director	February 27, 2024

/s/ Mira Wilczek Mira Wilczek	Director	February 27, 2024