Form 10-Q
period 2024-03-31
EverQuote, Inc.
filed 2024-05-07
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 8, 2024, the registrant had 29,121,059 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 5,604,278 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition liquidity and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, in our subsequent periodic filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. Risk Factors. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

Some of the key factors that could cause actual results to differ include:

•
our dependence on revenue from the property and casualty insurance industries, and specifically automotive insurance, and exposure to risks related to those industries;
•
our dependence on our relationships with insurance providers with no long-term minimum financial commitments;
•
our reliance on a small number of insurance providers for a significant portion of our revenue;
•
our dependence on third-party media sources for a significant portion of visitors to our websites and marketplace;
•
our ability to attract consumers searching for insurance to our websites and marketplace through Internet search engines, display advertising, social media, content-based online advertising and other online sources;
•
any limitations restricting our ability to market to users or collect and use data derived from user activities;
•
risks related to cybersecurity incidents or other network disruptions;
•
risks related to the use of artificial intelligence;
•
our ability to develop new and enhanced products and services to attract and retain consumers and insurance providers, and to successfully monetize them;
•
the impact of competition in our industry and innovation by our competitors;
•
our ability to hire and retain necessary qualified employees to expand our operations;
•
our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business, including with respect to the insurance industry, telemarketing restrictions and data privacy requirements;
•
our ability to protect our intellectual property rights and maintain and build our brand;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$48,620	$37,956
Accounts receivable, net	38,286	21,181
Commissions receivable, current portion	3,995	4,349
Prepaid expenses and other current assets	4,783	5,755
Total current assets	95,684	69,241
Property and equipment, net	5,754	5,719
Goodwill	21,501	21,501
Acquired intangible assets, net	4,652	5,188
Operating lease right-of-use assets	1,120	1,617
Commissions receivable, non-current portion	6,661	7,630
Other assets	29	29
Total assets	$135,401	$110,925
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,069	$17,202
Accrued expenses and other current liabilities	10,646	8,784
Deferred revenue	1,870	1,872
Operating lease liabilities	1,475	2,090
Total current liabilities	47,060	29,948
Operating lease liabilities, net of current portion	18	70
Total liabilities	47,078	30,018
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 29,049,361 shares and 28,574,239 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	29	29
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 5,604,278 shares issued and outstanding at March 31, 2024 and December 31, 2023	6	6
Additional paid-in capital	299,708	294,191
Accumulated other comprehensive income	21	29
Accumulated deficit	(211,441)	(213,348)
Total stockholders' equity	88,323	80,907
Total liabilities and stockholders' equity	$135,401	$110,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$91,065	$109,220
Cost and operating expenses:
Cost of revenue	5,041	5,770
Sales and marketing	70,784	90,237
Research and development	6,844	7,927
General and administrative	6,630	7,830
Acquisition-related costs	—	(113)
Total cost and operating expenses	89,299	111,651
Income (loss) from operations	1,766	(2,431)
Other income (expense):
Interest income	386	187
Other income, net	41	1
Total other income, net	427	188
Income (loss) before income taxes	2,193	(2,243)
Income tax expense	(286)	(286)
Net income (loss)	$1,907	$(2,529)
Net income (loss) per share:
Basic	$0.06	$(0.08)
Diluted	$0.05	$(0.08)
Weighted average common shares outstanding:
Basic	34,387	32,892
Diluted	35,608	32,892

Comprehensive income (loss):
Net income (loss)	$1,907	$(2,529)
Other comprehensive income (loss):
Foreign currency translation adjustment	(8)	13
Comprehensive income (loss)	$1,899	$(2,516)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	28,574,239	$29	5,604,278	$6	$294,191	$29	$(213,348)	$80,907
Issuance of common stock upon exercise of stock options	179,566	—	—	—	1,428	—	—	1,428
Net issuance of common stock upon vesting of restricted stock units	295,556	—	—	—	(429)	—	—	(429)
Stock-based compensation expense	—	—	—	—	4,518	—	—	4,518
Foreign currency translation adjustment	—	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	—	1,907	1,907
Balances at March 31, 2024	29,049,361	$29	5,604,278	$6	$299,708	$21	$(211,441)	$88,323

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

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,907	$(2,529)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,263	1,407
Stock-based compensation expense	4,518	6,509
Change in fair value of contingent consideration liabilities	—	(113)
Provision for bad debt	18	245
Unrealized foreign currency transaction (gains) losses	(4)	9
Changes in operating assets and liabilities:
Accounts receivable	(17,123)	(9,827)
Prepaid expenses and other current assets	972	1,709
Commissions receivable, current and non-current	1,323	595
Operating lease right-of-use assets	497	688
Other assets	—	36
Accounts payable	15,868	4
Accrued expenses and other current liabilities	1,870	852
Deferred revenue	(2)	80
Operating lease liabilities	(667)	(902)
Net cash provided by (used in) operating activities	10,440	(1,237)
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(770)	(1,007)
Net cash used in investing activities	(770)	(1,007)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,428	287
Tax withholding payments related to net share settlement	(429)	(130)
Net cash provided by financing activities	999	157
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	10,664	(2,082)
Cash, cash equivalents and restricted cash at beginning of period	37,956	30,835
Cash, cash equivalents and restricted cash at end of period	$48,620	$28,753
Supplemental disclosure of non-cash investing information:
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	$25	$67

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2023 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2024 and results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023 have been made. The Company’s results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and the valuation of accounts and commissions receivables, the expensing and capitalization of website and software development costs, goodwill and acquired intangible assets, the valuation of contingent consideration liabilities, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. These estimates may change, as new events occur and additional information is obtained and actual results could differ materially from these estimates.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States and receives commissions from insurance provider customers for insurance policies sold. For the three months ended March 31, 2024, one customer represented 30% of total revenue. For the three months ended March 31, 2023, two customers represented 34% and 11%, respectively, of total revenue. As of March 31, 2024, one customer accounted for 48% of the total accounts receivable and commissions receivable balance (including current and non-current). As of December 31, 2023, one customer accounted for 42% of the total accounts and commissions receivable balance (including current and non-current).

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

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides an allowance against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the allowance. As of March 31, 2024 and December 31, 2023, the Company’s allowance for credit losses was $0.1 million and less than $0.1 million, respectively. During the three months ended March 31, 2024 and 2023, the Company wrote off an insignificant amount of uncollectible accounts.

Revenue Recognition

The Company derives its revenue primarily by selling consumer referrals to its insurance provider customers, including insurance carriers, agents and indirect distributors. The Company also generates revenue from commission fees for the sale of policies, primarily in its automotive insurance vertical, and prior to its exit from health in 2023, in its health insurance vertical. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606 Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

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

Commission Revenue

The Company’s commission revenue consists of the estimated constrained lifetime values (the “constrained LTVs”) of commission payments that the Company expects to receive in its automotive insurance vertical, and prior to its exit from health, that it expected to receive in its health insurance vertical, on the sale of insurance policies to consumers and renewals of such policies. Commission revenue is recognized upon satisfaction of the Company’s performance obligation. The Company considers its performance obligation related to commissions for both the initial policy sale and future renewals of the policy to be satisfied upon submission of the policy application. Therefore, a significant portion of the commission revenue the Company records upon satisfaction of its performance obligation is paid by the Company’s insurance provider customer over a multi-year time frame as policyholders renew and pay the insurance provider for their policies. The current portion of commissions receivable consists of estimated commissions on new policies sold and estimated renewal commissions on policies expected to be renewed within one year, while the non-current portion of commissions receivable are commissions for estimated renewals expected to be renewed beyond one year. Commission revenue represented less than 10% of total revenue in each of the three months ended March 31, 2024 and 2023.

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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2024	2023
Direct channels	80%	86%
Indirect channels	20%	14%
	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended March 31,
	2024	2023
Automotive	$77,538	$89,699
Home and Renters	12,689	9,456
Other	838	10,065
Total Revenue	$91,065	$109,220

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At March 31, 2024 and December 31, 2023, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.9 million as of December 31, 2023. During the three months ended March 31, 2024, the Company recognized revenue of $1.2 million that was included in the contract liability balance (deferred revenue) at December 31, 2023. The Company recognizes revenue from deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Amounts collected during the period are added to the deferred revenue balance.

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

The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three months ended March 31, 2024 or 2023. While the Company is exposed to credit losses due to the non-payment by insurance carriers, it considers the risk of this to be remote.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive income (loss). During the three months ended March 31, 2024 and 2023, advertising expense totaled $60.2 million and $73.6 million, respectively.

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The guidance includes disclosure requirements including the fair value of equity securities subject to contractual sale restrictions included in the balance sheet, the nature and remaining duration of the restriction and circumstances that could cause a lapse in the restriction. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The amendments in this update are to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company adopted this guidance as of January 1, 2024, and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

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

3. Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,251	$—	$—	$3,251

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,210	$—	$—	$3,210

There were no transfers into or out of Level 3 during the three months ended March 31, 2024 or 2023.

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

Contingent consideration liabilities are valued by the Company using significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company uses a Monte Carlo simulation model in its estimates of the fair value of the contingent consideration related to the 2021 acquisition of Policy Fuel, LLC and its affiliated entities ("PolicyFuel"). The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of the Company’s Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized as acquisition-related costs within the consolidated statements of operations and comprehensive income (loss). The decrease in fair value of the contingent consideration liabilities of $0.1 million during the three months ended March 31, 2023 was primarily due to a change in estimate of forecasted revenue. The fair value of the contingent consideration liabilities was zero at both March 31, 2024 and December 31, 2023.

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

There were no changes to goodwill for the three months ended March 31, 2024.

Acquired intangible assets consisted of the following (in thousands):

		March 31, 2024
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	9.0	$6,600	$(2,148)	$4,452
Developed technology	3.0	1,700	(1,500)	200
		$8,300	$(3,648)	$4,652

		December 31, 2023
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	9.0	$6,600	$(1,748)	$4,852
Developed technology	3.0	1,700	(1,364)	336
Other identifiable intangible assets	2.0	300	(300)	—
		$8,600	$(3,412)	$5,188

During the three months ended March 31, 2024, the Company updated its estimate of the remaining useful life of customer relationships from 6.6 years to 5 years. Amortization expense will be recognized over the revised remaining useful life. Future amortization expense of the remaining intangible assets as of March 31, 2024 is expected to be as follows (in thousands):

Year Ending December 31,
2024 (remaining nine months)	$1,400
2025	1,126
2026	970
2027	970
2028	186
$4,652

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued employee compensation and benefits	$5,352	$5,188
Accrued advertising expenses	3,800	2,285
Other current liabilities	1,494	1,311
	$10,646	$8,784

Accrued employee compensation and benefits included a restructuring liability of $0.4 million at December 31, 2023 that was fully paid by March 31, 2024.

6. Loan and Security Agreement

The Company has availability to borrow up to $25.0 million under its revolving line of credit pursuant to the 2023 Amended Loan Agreement (defined as the Amended and Restated Loan and Security Agreement, dated as of August 7, 2020 between the Company and Western Alliance Bank (the "Lender"), as amended by the Loan and Security Modification Agreement dated as of July 15, 2022, as amended by the Loan and Security Modification Agreement dated as of August 1, 2023, as amended by the Loan and Security Modification Agreement, dated as of August 7, 2023).

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

Borrowings are collateralized by substantially all of the Company's assets and property. Under the 2023 Amended Loan Agreement, the Company has agreed to certain affirmative and negative covenants to which it will remain subject until maturity. The covenants include limitations on its ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the 2023 Amended Loan Agreement and through the maturity date, the Company is required to maintain a minimum Adjusted Quick Ratio of 1.10 to 1.00 defined as the ratio of (1) the sum of unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on the Company's balance sheet to (2) current liabilities, including all borrowings outstanding under the 2023 Amended Loan Agreement, but excluding the current portion of deferred revenue (in each case determined in accordance with GAAP). At any time the Adjusted Quick Ratio is less than 1.30 to 1.00, the Lender shall have the ability to use the Company's cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months. As of March 31, 2024 and December 31, 2023, the Company was in compliance with these covenants and had no amounts outstanding under the revolving line of credit.

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lowest of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,708,925 shares effective as of January 1, 2024 in accordance with the provisions of the 2018 Plan described above. As of March 31, 2024, 3,049,855 shares remained available for future grant under the 2018 Plan.

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

During the three months ended March 31, 2024, the Company granted 486,923 service-based RSUs with an aggregate grant date fair value of $7.6 million and 327,075 performance-based RSUs with an aggregate grant date fair value of $5.1 million under the 2018 Plan.

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

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$36	$54
Sales and marketing	1,594	2,273
Research and development	1,312	2,374
General and administrative	1,576	1,808
	$4,518	$6,509

As of March 31, 2024, unrecognized compensation expense for RSUs and option awards was $26.8 million, which is expected to be recognized over a weighted average period of 2.1 years.

8. Commitments and Contingencies

Leases

The Company leases office space under various non-cancelable operating leases. There have been no material changes to the Company’s leases during the three months ended March 31, 2024. For additional information, please read Note 12, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

In April 2024, the Company entered into a new lease arrangement for office space in Cambridge, Massachusetts (see Note 12).

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

Through March 31, 2024, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2024 and December 31, 2023.

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

9. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.2 million during each of the three months ended March 31, 2024 and 2023.

10. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended March 31, 2024 and 2023, the Company recorded expense of $2.3 million and $1.8 million, respectively, related to these arrangements. During the three months ended March 31, 2024 and 2023, the Company paid $1.0 million and $1.8 million, respectively, related to these arrangements. As of March 31, 2024, and December 31, 2023, amounts due to related-party affiliates totaled $1.6 million and $0.3 million, respectively, which were included in accounts payable on the condensed consolidated balance sheets.

11. Net Income (Loss) per Share

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

A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$1,907	$(2,529)

Denominator:
Weighted average basic common shares outstanding	34,387	32,892
Effect of dilutive securities:
Options to purchase common stock	523	—
Restricted stock units	698	—
Weighted average dilutive common shares outstanding	35,608	32,892

Net income (loss) per share:
Basic	$0.06	$(0.08)
Diluted	$0.05	$(0.08)

The Company excluded the following potential common shares, presented based on weighted average shares outstanding during the periods, from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	419	1,909
Restricted stock units	410	2,560
	829	4,469

The tables above do not include shares of Class A common stock issuable upon settlement of contingent consideration for the Company’s 2021 acquisition of PolicyFuel or performance-based awards for which the performance goal had not been met as of period end.

12. Subsequent Events

In April 2024, the Company entered into two agreements to lease office space in Cambridge, Massachusetts through December 2027 for payments totaling $3.2 million through 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2023, on file with the Securities and Exchange Commission. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below, elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. Risk Factors, and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In 2023 we exited our health insurance vertical, an area that would have required significant capital investment and scale to effectively compete amid an increasingly unpredictable regulatory environment, to increase focus on core verticals, and implemented a workforce reduction plan, or the Reduction Plan, to improve operating efficiency. We refer to the exit of our health insurance vertical and the Reduction Plan as our restructuring, which we completed by September 30, 2023.

In the three months ended March 31, 2024 and 2023, our total revenue was $91.1 million and $109.2 million, respectively, representing a year-over-year decrease of 16.6%. We had net income of $1.9 million for the three months ended March 31, 2024 and a net loss of $2.5 million for the three months ended March 31, 2023, and had $7.6 million and $5.4 million in adjusted EBITDA for the three months ended March 31, 2024 and 2023, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

Factors Affecting Our Performance

We believe that our performance and future growth depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below, elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. Risk Factors, and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

Auto insurance industry risk

For the three months ended March 31, 2024 and 2023, we derived 85% and 82%, respectively, of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. Furthermore, total revenue from our largest auto insurance carrier customer was 30% and 34% of our revenue for the three months ended March 31, 2024 and 2023, respectively. In the last two years, the auto insurance industry has experienced deteriorated underwriting performance due to a rise in claims, inflation, and inadequate policy premiums. This deteriorated underwriting performance caused our insurance carrier customers to reduce spending on new customer acquisition, which had a negative impact on the pricing and demand for consumer referrals in our marketplace throughout 2023. The state of the auto insurance market remains volatile and while we believe we have started to see an improvement in spending patterns in 2024, a full recovery could be prolonged by further cost inflation, increased claim severity and frequency, or insufficient policy premium increases. For example, in January 2023, we saw a major carrier customer return to higher spending patterns, but subsequently reduce customer acquisition spending for the remainder of 2023 due to higher than expected claims losses.

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

Increasing the number of insurance providers and their respective spend in our marketplace

Our success also depends on our ability to retain and grow our insurance provider network. Historically, we have generally expanded both the number of insurance providers and the spend per provider on our platform. In the more recent past, we have experienced a decrease in carrier spend in the automotive insurance vertical as described above.

Regulation

Our revenue and earnings may fluctuate from time to time as a result of changes to federal, state, and industry-based laws and regulations, or changes to standards concerning the enforcement thereof. Our business could be affected directly because we operate websites, conduct telephonic and email marketing, and collect, store, share, and use consumer information and other data. Our business also could be affected indirectly if our customers were to adjust their operations as a result of regulatory changes and enforcement activity. For example, the U.S. Federal Trade Commission recently signaled, in public statements and enforcement actions, a new position regarding the consent requirements under the Telemarketing Sales Rule, while the U.S. Federal Communications Commission has proposed changes to the consent rules under the Telephone Consumer Protection Act of 1991. Although it is unclear how these changes may ultimately be implemented or interpreted, they could have an impact on the market for insurance quote requests, and may require us and our third-party sources to modify our marketing practices and policies. In addition, a number of states have enacted (and others are considering) broad data privacy laws that could affect our business. Although it remains unclear how these new privacy laws may be modified or interpreted, their effects could have an impact on our business, and may require us to modify our data use practices and policies and incur compliance-related costs and expenses.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, restructuring and other charges, acquisition-related costs, interest income and income taxes. Adjusted EBITDA is a non-GAAP financial measure that we present in this Quarterly Report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, Adjusted EBITDA may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non-GAAP Financial Measure”.

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

We also generate revenue from commissions paid to us by insurance carriers for the sale of policies in our automotive insurance vertical, and prior to our exit from health, in our health insurance vertical. Commission revenue is recognized upon satisfaction of our performance obligation, which we consider to be submission of the policy application to the insurance carrier. We recognize revenue based on our constrained estimate of commission payments we expect to receive over the lifetime of the policies sold, which we refer to as constrained LTVs, of commission payments. Commission revenue represented less than 10% of total revenue for the three months ended March 31, 2024 and 2023.

For the periods presented, our total revenue consisted of revenue generated within our insurance verticals as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Automotive	$77,538	$89,699
Home and Renters	12,689	9,456
Other	838	10,065
Total Revenue	$91,065	$109,220

We expect an overall increase in revenue in 2024 as compared to 2023, including in our automotive and home and renters verticals, as we anticipate increased spending from our carrier partners. We expect revenue from our other insurance verticals to further decrease in 2024 as a result of our exit from the health insurance vertical in 2023.

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

Sales and Marketing

Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions and amortization of sales and marketing-related intangible assets. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests, including the cost of quote requests we acquire from our verified partner network, and promoting our marketplace to carriers and agents. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. We expect our sales and marketing expense will increase as we expect increased carrier spend for referrals, which will impact our advertising expenditures, though we expect personnel-related costs to decrease in 2024 from 2023 as a result of the Reduction Plan.

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

General and Administrative

General and administrative expense consists of personnel-related costs and related expenses for executive, finance, legal, human resources, technical support and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums and payment processing and billing costs. We expect that general and administrative expense will decrease in 2024 from 2023, partially as a result of the Reduction Plan.

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

Adjusted EBITDA. We define adjusted EBITDA as our net income (loss), excluding the impact of stock-based compensation expense, depreciation and amortization expense, restructuring and other charges, acquisition-related costs, interest income and income taxes. The most directly comparable GAAP measure to adjusted EBITDA is net income (loss). We monitor and present in this Quarterly Report on Form 10-Q adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these items in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

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
•
adjusted EBITDA does not reflect income taxes that affect cash available to us; and
•
the expenses and other items that we exclude in our calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results.

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of adjusted EBITDA as a tool for comparison.

The following table reconciles adjusted EBITDA to net income (loss), the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income (loss)	$1,907	$(2,529)
Stock-based compensation	4,518	6,509
Depreciation and amortization	1,263	1,407
Acquisition-related costs	—	(113)
Interest income	(386)	(187)
Income tax expense	286	286
Adjusted EBITDA	$7,588	$5,373

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following tables set forth our results of operations for the periods shown:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Statement of Operations Data:
Revenue(1)	$91,065	$109,220
Cost and operating expenses(2):
Cost of revenue	5,041	5,770
Sales and marketing	70,784	90,237
Research and development	6,844	7,927
General and administrative	6,630	7,830
Acquisition-related costs	—	(113)
Total cost and operating expenses	89,299	111,651
Income (loss) from operations	1,766	(2,431)
Other income (expense):
Interest income	386	187
Other income, net	41	1
Total other income, net	427	188
Income (loss) before income taxes	2,193	(2,243)
Income tax expense	(286)	(286)
Net income (loss)	$1,907	$(2,529)
Other Financial and Operational Data:
Variable marketing margin	$30,818	$35,593
Adjusted EBITDA(3)	$7,588	$5,373

(1)  Comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2024	2023
Direct channels	80%	86%
Indirect channels	20%	14%
	100%	100%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$36	$54
Sales and marketing	1,594	2,273
Research and development	1,312	2,374
General and administrative	1,576	1,808
	$4,518	$6,509

(3) See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$91,065	$109,220	$(18,155)	-16.6%

Revenue decreased by $18.2 million from $109.2 million for the three months ended March 31, 2023 to $91.1 million for the three months ended March 31, 2024. The decrease in revenue was due to a decrease of $12.2 million in revenue from our automotive insurance vertical and a decrease of $9.2 million in our other insurance verticals, partially offset by an increase in revenue from our home and renters insurance vertical of $3.2 million. The decrease in revenue from our automotive insurance vertical was primarily due to a decrease in carrier spend for referrals of $9.8 million, including a decrease in subsidies from one of our carrier customers, and a decrease in commission revenue of $2.4 million. The decrease in revenue from our other insurance verticals was primarily due to a decrease in commission revenue of $7.2 million and a decrease in carrier spend for referrals of $2.1 million, both due primarily to our exit from health insurance.

Cost of Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$5,041	$5,770	$(729)	-12.6%
Percentage of revenue	5.5%	5.3%

Cost of revenue decreased by $0.7 million from $5.8 million for the three months ended March 31, 2023 to $5.0 million for the three months ended March 31, 2024. Cost of revenue decreased primarily due to a decrease in third-party call center costs of $0.4 million due primarily to a decrease in calls related to our health insurance vertical. Personnel-related costs also decreased by $0.1 million, primarily as a result of the Reduction Plan. Depreciation, hosting costs and lead verification costs also decreased by $0.1 million each, primarily as a result of the Reduction Plan.

Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing expense	$70,784	$90,237	$(19,453)	-21.6%
Percentage of revenue	77.7%	82.6%

Sales and marketing expense decreased by $19.5 million from $90.2 million for the three months ended March 31, 2023 to $70.8 million for the three months ended March 31, 2024. The decrease in sales and marketing expense was primarily due to a decrease in advertising costs of $13.4 million due to a decrease in carrier spend and a decrease in personnel-related costs of $5.2 million, primarily in our DTC agency. Personnel-related costs included stock-based compensation expense of $1.6 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively. Technology services and agent license fees also decreased by $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, due primarily to our exit from the health insurance vertical and the reduction in personnel.

Research and Development

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development expense	$6,844	$7,927	$(1,083)	-13.7%
Percentage of revenue	7.5%	7.3%

Research and development expense decreased by $1.1 million from $7.9 million for the three months ended March 31, 2023 to $6.8 million for the three months ended March 31, 2024. The decrease in research and development expense was due to a decrease in personnel-related costs primarily due to a decrease in stock-based compensation expense. Personnel-related costs included stock-based compensation expense of $1.3 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively.

General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative expense	$6,630	$7,830	$(1,200)	-15.3%
Percentage of revenue	7.3%	7.2%

General and administrative expenses decreased by $1.2 million from $7.8 million for the three months ended March 31, 2023 to $6.6 million for the three months ended March 31, 2024. The decrease in general and administrative expenses was primarily due to a decrease in personnel-related costs of $0.5 million and decreases in legal fees of $0.3 million and bad debt expense of $0.2 million.

Acquisition-related

Acquisition-related costs for the three months ended March 31, 2023 solely consisted of the change in fair value of our contingent consideration liabilities recorded as the result of our 2021 acquisition of PolicyFuel. We recorded a credit to acquisition-related costs for the three months ended March 31, 2023 of $0.1 million, related to the decrease in the fair value of our contingent consideration liability.

Other Income (Expense)

Interest income increased by $0.2 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to an increase in interest earned on our cash balances. Other income (expense), net was not significant for any periods presented.

Income Tax Expense

We recorded income tax expense of $0.3 million in each of the three months ended March 31, 2024 and 2023. We maintain a valuation allowance on our overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.

Variable Marketing Margin

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$91,065	$109,220	$(18,155)	-16.6%
Less: total advertising expense (a component of sales and marketing expense)	60,247	73,627
Variable marketing margin	$30,818	$35,593	$(4,775)	-13.4%
Percentage of revenue	33.8%	32.6%

The decrease in variable marketing margin in the three and three months ended March 31, 2024 was due primarily to decreased carrier spend.

Liquidity and Capital Resources

As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents of $48.6 million and up to $25.0 million of availability under our revolving line of credit pursuant to the 2023 Amended Loan Agreement (defined as the Amended and Restated Loan and Security Agreement, dated as of August 7, 2020 between us and Western Alliance Bank, as Lender, or the 2020 Loan Agreement, as amended by the Loan and Security Modification Agreement dated as of July 15, 2022, or the 2022 Loan Amendment, as amended by the Loan and Security Modification Agreement dated as of August 1, 2023, or the 2023 Consent and Release, as amended by the Loan and Security Modification Agreement, dated as of on August 7, 2023, or the 2023 Loan Amendment).

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

Borrowings are collateralized by substantially all of our assets and property. Under the 2023 Amended Loan Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the 2023 Amended Loan Agreement and through the maturity date, we are required to maintain a minimum Adjusted Quick Ratio of 1.10 to 1.00 defined as the ratio of (1) the sum of unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on our balance sheet to (2) current liabilities, including all borrowings outstanding under the 2023 Amended Loan Agreement, but excluding the current portion of deferred revenue (in each case determined in accordance with GAAP). At any time the Adjusted Quick Ratio is less than 1.30 to 1.00 the Lender shall have the ability to use our cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months. As of March 31, 2024, we were in compliance with these covenants and we had no amounts outstanding under the revolving line of credit.

Since our inception, we have incurred operating losses on an annual basis and may continue to incur losses in the foreseeable future. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without considering the borrowing availability under our revolving line of credit. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our revenue, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, sales and marketing activities, impact to our business from our restructuring, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$10,440	$(1,237)
Net cash used in investing activities	(770)	(1,007)
Net cash provided by financing activities	999	157
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,664	$(2,082)

Net cash provided by (used in) operating activities

Operating activities provided $10.4 million in cash during the three months ended March 31, 2024, primarily resulting from our net income of $1.9 million, net cash provided by changes in our operating assets and liabilities of $2.7 million and net non-cash charges of $5.8 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $17.7 million increase in accounts payable and accrued expenses and other current liabilities and a $1.3 million and $1.0 million decrease in commissions receivable and prepaid expenses and other current assets, respectively, partially offset by an increase in accounts receivable of $17.1 million. Operating activities used $1.2 million during the three months ended March 31, 2023, primarily resulting from our net loss of $2.5 million and net cash used by changes in our operating assets and liabilities of $6.8 million, partially offset by net non-cash charges of $8.1 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $9.8 million increase in accounts receivable, partially offset by decreases of $1.7 million in prepaid expenses and other current assets and $0.6 million in commissions receivable and an increase in accounts payable and accrued expenses and other current liabilities of $0.9 million.

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

Net cash used in investing activities

Net cash used in investing activities was $0.8 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. Net cash used in investing activities for three months ended March 31, 2024 and 2023 included the acquisition of property and equipment, which included the capitalization of certain software development costs. During the three months ended March 31, 2024 and 2023, we capitalized $0.8 million and $0.9 million, respectively, of software development costs.

Net cash provided by financing activities

During the three months ended March 31, 2024 and 2023, net cash provided by financing activities was $1.0 million and $0.2 million, respectively. Net cash provided by financing activities during the three months ended March 31, 2024 and 2023 consisted of proceeds received from the exercise of common stock options, partially offset by tax withholding payments relating to net share settlements.

Contractual Obligations and Commitments

In April 2024, we entered into two agreements to lease office space in Cambridge, Massachusetts through December 2027 for payments totaling $3.2 million through 2027. There have been no other material changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

There have been no material changes to our critical accounting policies from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2023, on file with the Securities and Exchange Commission. For further disclosure, refer to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a credit agreement that provides us with credit at a floating rate of interest. As of March 31, 2024, we had no outstanding borrowings under our revolving line of credit and therefore no material exposure to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings and this item is included in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our subsequent periodic filings with the Securities and Exchange Commission. There has been no material change from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no shares of equity securities sold or issued, or options granted, by us during the three months ended March 31, 2024 that were not registered under the Securities Act, and that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from January 1, 2024 to March 31, 2024.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
John Shields (Board Member)	Adoption (March 13, 2024)	Rule 10b5-1 trading arrangement	Sale	Until March 6, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 16,000 shares
Jon Ayotte (Chief Accounting Officer)	Adoption (March 12, 2024)	Rule 10b5-1 trading arrangement	Sale	Until March 12, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 8,887 Shares
Mira Wilczek (Board Member)	Adoption (March 15, 2024)	Rule 10b5-1 trading arrangement	Sale	Until March 1, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 10,000 Shares
Julia Brncic (General Counsel)	Adoption (March 12, 2024)	Rule 10b5-1 trading arrangement	Sale	Until March 12, 2025, or such earlier date upon which all transactions are completed or expire without execution	Indeterminable(1)

(1) Ms. Brncic's Rule 10b5-1 Trading Plan provides for the sale of an indeterminable number of shares of common stock from the settlement of restricted stock units (“RSUs”). The shares of common stock is unknown as the number will vary based on the extent to which vesting conditions of the RSUs are satisfied, the market price of the Company’s common stock at the time of settlement and the amount of shares that would otherwise be issuable on each settlement date of a covered RSU that are sold or withheld in an amount sufficient to satisfy applicable tax withholding obligations.

Item 6. Exhibits.

Exhibit Number	Description

10.1#	Offer Letter, dated as of June 16, 2023, by and between the Registrant and Joseph Sanborn

10.2#	Offer Letter, dated as of June 16, 2023, by and between the Registrant and Jon Ayotte

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

EVERQUOTE, INC.

Date: May 6, 2024	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: May 6, 2024	By:	/s/ Joseph Sanborn
Joseph Sanborn Chief Financial Officer and Treasurer (Principal Financial Officer)