Form 10-Q
period 2024-06-30
EverQuote, Inc.
filed 2024-08-06
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-38549

EverQuote, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3101161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Portland Street Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 522-3444

210 Broadway, Cambridge, Massachusetts 02139

(Former name, former address and former fiscal year, if changed since last report)

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

As of June 30, 2024, the registrant had 31,479,962 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 3,604,278 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$60,919	$37,956
Accounts receivable, net	48,033	21,181
Commissions receivable, current portion	3,665	4,349
Prepaid expenses and other current assets	4,439	5,755
Total current assets	117,056	69,241
Property and equipment, net	6,230	5,719
Goodwill	21,501	21,501
Acquired intangible assets, net	4,116	5,188
Operating lease right-of-use assets	3,059	1,617
Commissions receivable, non-current portion	5,670	7,630
Other assets	320	29
Total assets	$157,952	$110,925
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$42,005	$17,202
Accrued expenses and other current liabilities	9,815	8,784
Deferred revenue	1,899	1,872
Operating lease liabilities	1,238	2,090
Total current liabilities	54,957	29,948
Operating lease liabilities, net of current portion	2,156	70
Total liabilities	57,113	30,018
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 31,479,962 shares and 28,574,239 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	31	29
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 3,604,278 shares and 5,604,278 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4	6
Additional paid-in capital	305,820	294,191
Accumulated other comprehensive income	23	29
Accumulated deficit	(205,039)	(213,348)
Total stockholders' equity	100,839	80,907
Total liabilities and stockholders' equity	$157,952	$110,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$117,140	$67,985	$208,205	$177,205
Cost and operating expenses:
Cost of revenue	5,011	5,547	10,052	11,317
Sales and marketing	90,913	58,795	161,697	149,032
Research and development	7,043	7,450	13,887	15,377
General and administrative	7,881	5,768	14,511	13,598
Restructuring and other charges	—	3,832	—	3,832
Acquisition-related costs	—	(37)	—	(150)
Total cost and operating expenses	110,848	81,355	200,147	193,006
Income (loss) from operations	6,292	(13,370)	8,058	(15,801)
Other income (expense):
Interest income	456	271	842	458
Other income (expense), net	60	(16)	101	(15)
Total other income, net	516	255	943	443
Income (loss) before income taxes	6,808	(13,115)	9,001	(15,358)
Income tax expense	(406)	(78)	(692)	(364)
Net income (loss)	$6,402	$(13,193)	$8,309	$(15,722)
Net income (loss) per share:
Basic	$0.18	$(0.40)	$0.24	$(0.48)
Diluted	$0.17	$(0.40)	$0.23	$(0.48)
Weighted average common shares outstanding:
Basic	34,910	33,129	34,649	32,942
Diluted	36,698	33,129	36,154	32,942

Comprehensive income (loss):
Net income (loss)	$6,402	$(13,193)	$8,309	$(15,722)
Other comprehensive income (loss):
Foreign currency translation adjustment	2	14	(6)	27
Comprehensive income (loss)	$6,404	$(13,179)	$8,303	$(15,695)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	28,574,239	$29	5,604,278	$6	$294,191	$29	$(213,348)	$80,907
Issuance of common stock upon exercise of stock options	179,566	—	—	—	1,428	—	—	1,428
Net issuance of common stock upon vesting of restricted stock units	295,556	—	—	—	(429)	—	—	(429)
Stock-based compensation expense	—	—	—	—	4,518	—	—	4,518
Foreign currency translation adjustment	—	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	—	1,907	1,907
Balances at March 31, 2024	29,049,361	29	5,604,278	6	299,708	21	(211,441)	88,323
Issuance of common stock upon exercise of stock options	157,573	—	—	—	1,186	—	—	1,186
Net issuance of common stock upon vesting of restricted stock units	273,028	—	—	—	(414)	—	—	(414)
Transfer of Class B common stock to Class A common stock	2,000,000	2	(2,000,000)	(2)	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,340	—	—	5,340
Foreign currency translation adjustment	—	—	—	—	—	2	—	2
Net income	—	—	—	—	—	—	6,402	6,402
Balances at June 30, 2024	31,479,962	$31	3,604,278	$4	$305,820	$23	$(205,039)	$100,839

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

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$8,309	$(15,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,499	2,870
Stock-based compensation expense	9,858	13,639
Change in fair value of contingent consideration liabilities	—	(150)
Provision for bad debt	8	224
Unrealized foreign currency transaction (gains) losses	(3)	16
Changes in operating assets and liabilities:
Accounts receivable	(26,860)	7,330
Prepaid expenses and other current assets	1,314	1,867
Commissions receivable, current and non-current	2,644	(129)
Operating lease right-of-use assets	1,252	1,374
Other assets	(291)	36
Accounts payable	24,483	(7,812)
Accrued expenses and other current liabilities	1,038	269
Deferred revenue	27	(58)
Operating lease liabilities	(1,460)	(1,643)
Net cash provided by operating activities	22,818	2,111
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(1,622)	(2,022)
Net cash used in investing activities	(1,622)	(2,022)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,614	340
Tax withholding payments related to net share settlement	(843)	(232)
Net cash provided by financing activities	1,771	108
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	16
Net increase in cash, cash equivalents and restricted cash	22,963	213
Cash, cash equivalents and restricted cash at beginning of period	37,956	30,835
Cash, cash equivalents and restricted cash at end of period	$60,919	$31,048
Supplemental disclosure of non-cash investing information:
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	$345	$58
Operating lease liabilities arising from obtaining right-of-use assets	$2,694	$—

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2023 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2024 and results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023 have been made. The Company’s results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or any other period.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States and receives commissions from insurance provider customers for insurance policies sold. For the three months ended June 30, 2024, one customer represented 37% of total revenue. For the three months ended June 30, 2023, two customers represented 12% and 11%, respectively, of total revenue. For the six months ended June 30, 2024, one customer represented 34% of total revenue. For the six months ended June 30, 2023, two customers represented 25% and 11%, respectively, of total revenue. As of June 30, 2024, two customers accounted for 44% and 13% of the total accounts receivable and commissions receivable balance (including current and non-current), respectively. As of December 31, 2023, one customer accounted for 42% of the total accounts and commissions receivable balance (including current and non-current).

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

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides an allowance against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the allowance. As of June 30, 2024 and December 31, 2023, the Company’s allowance for credit losses was $0.1 million and less than $0.1 million, respectively. During the three and six months ended June 30, 2024 and 2023, the Company wrote off an insignificant amount of uncollectible accounts.

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

Commission Revenue

The Company’s commission revenue consists of the estimated constrained lifetime values (the “constrained LTVs”) of commission payments that the Company expects to receive in its automotive insurance vertical, and prior to its exit from health, that it expected to receive in its health insurance vertical, on the sale of insurance policies to consumers and renewals of such policies. Commission revenue is recognized upon satisfaction of the Company’s performance obligation. The Company considers its performance obligation related to commissions for both the initial policy sale and future renewals of the policy to be satisfied upon submission of the policy application. Therefore, a significant portion of the commission revenue the Company records upon satisfaction of its performance obligation is paid by the Company’s insurance provider customer over a multi-year time frame as policyholders renew and pay the insurance provider for their policies. The current portion of commissions receivable consists of estimated commissions on new policies sold and estimated renewal commissions on policies expected to be renewed within one year, while the non-current portion of commissions receivable are commissions for estimated renewals expected to be renewed beyond one year. Commission revenue represented less than 10% of total revenue in each of the three and six months ended June 30, 2024. Commission revenue represented approximately 10% of total revenue in each of the three and six months ended June 30, 2023.

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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct channels	83%	81%	82%	84%
Indirect channels	17%	19%	18%	16%
	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Automotive	$102,622	$49,744	$180,160	$139,443
Home and renters	13,884	10,723	26,573	20,179
Other	634	7,518	1,472	17,583
Total Revenue	$117,140	$67,985	$208,205	$177,205

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At June 30, 2024 and December 31, 2023, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the accompanying condensed consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.9 million as of December 31, 2023. During the six months ended June 30, 2024, the Company recognized revenue of $1.2 million that was included in the contract liability balance (deferred revenue) at December 31, 2023. The Company recognizes revenue from deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Amounts collected during the period are added to the deferred revenue balance.

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

The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three and six months ended June 30, 2024 and 2023. While the Company is exposed to credit losses due to the non-payment by insurance carriers, it considers the risk of this to be remote.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). During the three months ended June 30, 2024 and 2023, advertising expense totaled $80.7 million and $43.3 million, respectively. During the six months ended June 30, 2024 and 2023, advertising expense totaled $140.9 million and $117.0 million, respectively.

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

3. Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at June 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,294	$—	$—	$3,294

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,210	$—	$—	$3,210

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2024 and 2023.

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

Contingent consideration liabilities are valued by the Company using significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company uses a Monte Carlo simulation model in its estimates of the fair value of the contingent consideration related to the 2021 acquisition of Policy Fuel, LLC and its affiliated entities ("PolicyFuel"). The most significant assumptions and estimates utilized in the model include forecasted revenue (an acquisition specific input) and the market value of the Company’s Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized as acquisition-related costs within the condensed consolidated statements of operations and comprehensive income (loss). The fair value of the contingent consideration liabilities was zero at both June 30, 2024 and December 31, 2023.

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

There were no changes to goodwill for the three and six months ended June 30, 2024.

Acquired intangible assets consisted of the following (in thousands):

		June 30, 2024
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	9.0	$6,600	$(2,547)	$4,053
Developed technology	3.0	1,700	(1,637)	63
		$8,300	$(4,184)	$4,116

		December 31, 2023
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	9.0	$6,600	$(1,748)	$4,852
Developed technology	3.0	1,700	(1,364)	336
Other identifiable intangible assets	2.0	300	(300)	—
		$8,600	$(3,412)	$5,188

During the first quarter of 2024, the Company updated its estimate of the remaining useful life of customer relationships from 6.6 years to 5 years. Amortization expense is being recognized over the revised remaining useful life. Future amortization expense of the remaining intangible assets as of June 30, 2024 is expected to be as follows (in thousands):

Year Ending December 31,
2024 (remaining six months)	$864
2025	1,126
2026	970
2027	970
2028	186
$4,116

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued employee compensation and benefits	$4,835	$5,188
Accrued advertising expenses	3,610	2,285
Other current liabilities	1,370	1,311
	$9,815	$8,784

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

Borrowings are collateralized by substantially all of the Company's assets and property. Under the 2023 Amended Loan Agreement, the Company has agreed to certain affirmative and negative covenants to which it will remain subject until maturity. The covenants include limitations on its ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the 2023 Amended Loan Agreement and through the maturity date, the Company is required to maintain a minimum Adjusted Quick Ratio of 1.10 to 1.00 defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on the Company's balance sheet to (2) current liabilities, including all borrowings outstanding under the 2023 Amended Loan Agreement, but excluding the current portion of deferred revenue (in each case determined in accordance with GAAP). At any time the Adjusted Quick Ratio is less than 1.30 to 1.00, the Lender shall have the ability to use the Company's cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months. As of June 30, 2024 and December 31, 2023, the Company was in compliance with these covenants and had no amounts outstanding under the revolving line of credit.

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lowest of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,708,925 shares effective as of January 1, 2024 in accordance with the provisions of the 2018 Plan described above. As of June 30, 2024, 2,434,833 shares remained available for future grant under the 2018 Plan.

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

During the six months ended June 30, 2024, the Company granted 1,155,222 service-based RSUs with an aggregate grant date fair value of $20.8 million and 327,075 performance-based RSUs with an aggregate grant date fair value of $5.1 million under the 2018 Plan.

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

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$42	$59	$78	$113
Sales and marketing	1,652	2,272	3,246	4,545
Research and development	1,426	2,285	2,738	4,659
General and administrative	2,220	1,391	3,796	3,199
Restructuring and other charges	—	1,123	—	1,123
	$5,340	$7,130	$9,858	$13,639

As of June 30, 2024, unrecognized compensation expense for RSUs and option awards was $31.9 million, which is expected to be recognized over a weighted average period of 2.6 years.

8. Commitments and Contingencies

Leases

The Company leases office space under various non-cancelable operating leases. In April 2024, the Company entered into two agreements to lease office space in Cambridge, Massachusetts through December 2027 for payments totaling $3.2 million through 2027, resulting in an increase to right-of-use assets and operating lease liabilities of $2.7 million. In connection with the new

Cambridge leases, the Company provided the landlords with security deposits of $0.3 million, which are included in other assets on the accompanying condensed consolidated balance sheets.

There have been no other material changes to the Company’s leases during the three and six months ended June 30, 2024. For additional information, please read Note 12, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Through June 30, 2024, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2024 and December 31, 2023.

Legal Proceedings and Other Contingencies

The Company is from time to time subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of its business. While the outcome of these claims cannot be predicted with certainty, management does not believe, based on its current knowledge, that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or financial condition. Notwithstanding the foregoing, the ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to the Company's business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

On May 15, 2024, Tim Presto, individually and in his capacity as Seller Representative of Ryan McClintock, Edward Hames and Tim Presto, the former equity owners (collectively, the “Sellers”) of Kanopy Insurance Center, LLC, One Eight Software, Inc., Parachute Insurance Services Corp., and Policy Fuel, LLC (collectively, the “Acquired Entities”), brought a civil action in the Court of Chancery in the State of Delaware against the Company alleging, among other things, breaches of the Equity Purchase Agreement governing the Company’s acquisition of the Sellers’ equity interests in the Acquired Entities (the “Purchase Agreement”). Among other claims, the Seller Representative alleges, principally, that the Sellers are entitled to payment in the form of a combination of common stock and performance stock units pursuant to the earnout provisions set forth in the Purchase Agreement, based on the Seller Representative's assertion that the Acquired Entities would have achieved certain revenue thresholds for the 12-month periods ended June 30, 2023 and 2024, respectively, absent the alleged breaches of the Purchase Agreement. The complaint generally seeks an unspecified amount of damages related to such claims. The Company intends to vigorously defend against the lawsuit and believes it has substantial defenses to the claims asserted by the Seller Representative and that it complied with its contractual obligations under the Purchase Agreement in all respects. Nevertheless, because the case is still in the preliminary stages, the Company cannot predict or determine the timing or final outcome of this matter at this time or the effect that any adverse determinations the lawsuit may have on its business, financial condition or results of operations.

9. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.2 million and $0.3 million during the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.5 million during the six months ended June 30, 2024 and 2023, respectively.

10. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended June 30, 2024 and 2023, the Company recorded expense of $3.6 million and $0.6 million, respectively, related to these arrangements. During the three months ended June 30, 2024 and 2023, the Company paid $3.4 million and $1.0 million, respectively, related to these arrangements. During the six months ended June 30, 2024 and 2023, the Company recorded expense of $5.9 million and $2.3 million, respectively, related to these arrangements. During the six months ended June 30, 2024 and 2023, the Company paid $4.4 million and $2.8 million, respectively, related to these arrangements. As of June 30, 2024, and December 31, 2023, amounts due to related-party affiliates totaled $1.8 million and $0.3 million, respectively, which are included in accounts payable on the accompanying condensed consolidated balance sheets.

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

A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$6,402	$(13,193)	$8,309	$(15,722)

Denominator:
Weighted average basic common shares outstanding	34,910	33,129	34,649	32,942
Effect of dilutive securities:
Options to purchase common stock	751	—	637	—
Restricted stock units	1,037	—	868	—
Weighted average diluted common shares outstanding	36,698	33,129	36,154	32,942

Net income (loss) per share:
Basic	$0.18	$(0.40)	$0.24	$(0.48)
Diluted	$0.17	$(0.40)	$0.23	$(0.48)

The Company excluded the following potential common shares, presented based on weighted average shares outstanding during the periods, from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	195	2,048	307	1,979
Restricted stock units	76	2,893	243	2,727
	271	4,941	550	4,706

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

In 2023, we exited our health insurance vertical, an area that would have required significant capital investment and scale to effectively compete amid an increasingly unpredictable regulatory environment, to increase focus on core verticals, and implemented a workforce reduction plan, or the Reduction Plan, to improve operating efficiency. We refer to the exit of our health insurance vertical and the Reduction Plan as our restructuring, which we completed by September 30, 2023.

In the three months ended June 30, 2024 and 2023, our total revenue was $117.1 million and $68.0 million, respectively, representing a year-over-year increase of 72.3%. We had net income of $6.4 million for the three months ended June 30, 2024 and a net loss of $13.2 million for the three months ended June 30, 2023, and had $12.9 million and $(2.1) million in adjusted EBITDA for the three months ended June 30, 2024 and 2023, respectively. In the six months ended June 30, 2024 and 2023, our total revenue was $208.2 million and $177.2 million, respectively, representing a year-over-year increase of 17.5%. We had net income of $8.3 million for the six months ended June 30, 2024 and a net loss of $15.7 million for the six months ended June 30, 2023, and had $20.5 million and $3.3 million in adjusted EBITDA for the six months ended June 30, 2024 and 2023, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

Factors Affecting Our Performance

We believe that our performance and future growth depend on a number of factors that present opportunities for us but also pose risks and challenges, including those discussed below, elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. Risk Factors, and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

Auto insurance industry risk

For the six months ended June 30, 2024 and 2023, we derived 87% and 79%, respectively, of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. Furthermore, total revenue from our largest auto insurance carrier customer was 34% and 25% of our revenue for the six months ended June 30, 2024 and 2023, respectively. In the last two years, the auto insurance industry experienced deteriorated underwriting performance due to a rise in claims, inflation, and inadequate policy premiums. This deteriorated underwriting performance caused our insurance carrier customers to reduce spending on new customer acquisition, which had a negative impact on the pricing and demand for consumer referrals in our marketplace throughout 2023. The state of the auto insurance market remains volatile and while we believe we are seeing improvements in spending patterns in 2024, including from our largest carrier, not all of our carrier customers have increased their spend in a proportional or significant manner, and a full recovery could be prolonged by further cost inflation, increased claim severity and frequency, or insufficient policy premium increases.

Expanding consumer traffic

Our success depends in part on the growth of our consumer traffic. We have historically increased consumer traffic to our marketplace by expanding existing advertising channels and adding new channels such as by engaging with consumers through our verified partner network. Over the long term, we plan to increase consumer traffic by leveraging the features and growing the data assets of our platform. While we plan to grow consumer traffic, we have the ability to decrease advertising spend when the revenue associated with such consumer traffic does not result in incremental profit to our business or in response to lower demand for consumer referrals. Further, our profitability will be impacted by our ability to acquire quote requests in significant volume, at prices that are attractive, and that represent high-intent shoppers for which insurance providers will purchase referrals.

Increasing the number of insurance providers and their respective spend in our marketplace

Our success also depends on our ability to retain and grow our insurance provider network. Historically, we have generally expanded both the number of insurance providers and the spend per provider on our platform. In the more recent past, we experienced periods of decreasing carrier spend in the automotive insurance vertical as described above.

Regulation

Our revenue and earnings may fluctuate from time to time as a result of changes to federal, state, and industry-based laws and regulations, or changes to standards concerning the enforcement thereof. Our business could be affected directly because we operate websites, conduct telephonic and email marketing, and collect, store, share, and use consumer information and other data. Our business also could be affected indirectly if our customers were to adjust their operations as a result of regulatory changes and enforcement activity. For example, since late 2023, the U.S. Federal Trade Commission has been signaling, in public statements and enforcement actions, a new position that consent to receive robocalls under the Telemarketing Sales Rule must be received directly from the consumer, rather than through a third party such as a lead generator. In addition, on January 26, 2024, the U.S. Federal Communications Commission (the “FCC”) published regulations which, among other things, amend the consent requirements of the Telephone Consumer Protection Act of 1991 (“TCPA”) to close what the FCC refers to as the “lead generator loophole” by requiring “one-to-one consent” for outbound telemarketing calls or texts made using an automatic telephone dialing system or pre-recorded or artificial voice messages to wireless or residential numbers. The new “one-to-one consent” rule is scheduled to take effect on January 27, 2025.

Although it remains unclear how these changes may ultimately be implemented or interpreted, we anticipate that they will have an adverse impact on the market for insurance quote requests and will require us and our third-party sources to modify our marketing practices and policies. While we have been and will continue to analyze our marketing practices and policies in order to mitigate the impact on our business and to ensure continuing compliance with the new rules, there is no assurance that we will be successful in doing so.

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

Variable Marketing Margin

We define variable marketing margin, or VMM, as revenue, as reported in our consolidated statements of operations and comprehensive income (loss), less advertising costs (a component of sales and marketing expense, as reported in our consolidated statements of operations and comprehensive income (loss)). We use VMM to measure the efficiency of individual advertising and consumer acquisition sources and to make trade-off decisions to manage our return on advertising. We do not use VMM as a measure of profitability.

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

We also generate revenue from commissions paid to us by insurance carriers for the sale of policies in our automotive insurance vertical, and prior to our exit from health, in our health insurance vertical. Commission revenue is recognized upon satisfaction of our performance obligation, which we consider to be submission of the policy application to the insurance carrier. We recognize revenue based on our constrained estimate of commission payments we expect to receive over the lifetime of the policies sold, which we refer to as constrained LTVs, of commission payments. Commission revenue represented less than 10% of total revenue for the three and six months ended June 30, 2024 and approximately 10% of total revenue for the three and six months ended June 30, 2023.

For the periods presented, our total revenue consisted of revenue generated within our insurance verticals as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Automotive	$102,622	$49,744	$180,160	$139,443
Home and renters	13,884	10,723	26,573	20,179
Other	634	7,518	1,472	17,583
Total revenue	$117,140	$67,985	$208,205	$177,205

We expect an overall increase in revenue in 2024 as compared to 2023, including in our automotive and home and renters verticals, as we anticipate increased spending from our carrier partners. We expect revenue from our other insurance verticals to significantly decrease from 2023 to 2024 as a result of our exit from the health insurance vertical in 2023.

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

Research and Development

Research and development expense consists primarily of personnel-related costs for software development and product management. We have focused our research and development efforts on improving ease of use and functionality of our existing marketplace platform and developing new offerings and internal tools. We primarily expense research and development costs. Direct development costs related to software enhancements that add functionality are capitalized and amortized as a component of cost of revenue. We expect that research and development expense will increase slightly in 2024 as compared to 2023.

General and Administrative

General and administrative expense consists of personnel-related costs and related expenses for executive, finance, legal, human resources, technical support and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums and payment processing and billing costs. We expect that general and administrative expense will increase slightly in 2024 from 2023.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss)	$6,402	$(13,193)	$8,309	$(15,722)
Stock-based compensation	5,340	6,007	9,858	12,516
Depreciation and amortization	1,236	1,463	2,499	2,870
Restructuring and other charges	—	3,832	—	3,832
Acquisition-related costs	—	(37)	—	(150)
Interest income	(456)	(271)	(842)	(458)
Income tax expense	406	78	692	364
Adjusted EBITDA	$12,928	$(2,121)	$20,516	$3,252

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following tables set forth our results of operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Statement of Operations Data:
Revenue(1)	$117,140	$67,985	$208,205	$177,205
Cost and operating expenses(2):
Cost of revenue	5,011	5,547	10,052	11,317
Sales and marketing	90,913	58,795	161,697	149,032
Research and development	7,043	7,450	13,887	15,377
General and administrative	7,881	5,768	14,511	13,598
Restructuring and other charges	—	3,832	—	3,832
Acquisition-related costs	—	(37)	—	(150)
Total cost and operating expenses	110,848	81,355	200,147	193,006
Income (loss) from operations	6,292	(13,370)	8,058	(15,801)
Other income (expense):
Interest income	456	271	842	458
Other income (expense), net	60	(16)	101	(15)
Total other income, net	516	255	943	443
Income (loss) before income taxes	6,808	(13,115)	9,001	(15,358)
Income tax expense	(406)	(78)	(692)	(364)
Net income (loss)	$6,402	$(13,193)	$8,309	$(15,722)
Other Financial and Operational Data:
Variable marketing margin	$36,455	$24,653	$67,273	$60,246
Adjusted EBITDA(3)	$12,928	$(2,121)	$20,516	$3,252

(1)  Comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct channels	83%	81%	82%	84%
Indirect channels	17%	19%	18%	16%
	100%	100%	100%	100%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$42	$59	$78	$113
Sales and marketing	1,652	2,272	3,246	4,545
Research and development	1,426	2,285	2,738	4,659
General and administrative	2,220	1,391	3,796	3,199
Restructuring and other charges	—	1,123	—	1,123
	$5,340	$7,130	$9,858	$13,639

(3) See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$117,140	$67,985	$49,155	72.3%

Revenue increased by $49.2 million from $68.0 million for the three months ended June 30, 2023 to $117.1 million for the three months ended June 30, 2024. The increase in revenue was due to an increase of $52.9 million in our automotive vertical and an increase of $3.2 million in our home and renters insurance vertical, partially offset by a decrease of $6.9 million in our other insurance verticals. The increase in revenue from our automotive vertical was due to an increase in carrier spend for referrals of $54.5 million, partially offset by a decrease in commission revenue of $1.6 million. The increase in revenue from our home and renters insurance vertical was primarily due to an increase in carrier spend for referrals. The decrease in revenue from our other insurance verticals was due to a decrease in carrier spend for referrals of $3.6 million and a decrease in commission revenue of $3.2 million, both due primarily to our exit from the health insurance vertical.

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$208,205	$177,205	$31,000	17.5%

Revenue increased by $31.0 million from $177.2 million for the six months ended June 30, 2023 to $208.2 million for the six months ended June 30, 2024. The increase in revenue was due to an increase of $40.7 million in our automotive vertical and an increase of $6.4 million in our home and renters insurance vertical, partially offset by a decrease of $16.1 million in our other insurance verticals. The increase in revenue from our automotive vertical was due to an increase in carrier spend for referrals of $44.7 million, partially offset by a decrease in commission revenue of $4.0 million. The increase in revenue from our home and renters insurance vertical was primarily due to an increase in carrier spend for referrals. The decrease in revenue from our other insurance verticals was due to a decrease in commission revenue of $10.4 million and a decrease in carrier spend for referrals of $5.7 million, both due primarily to our exit from the health insurance vertical.

Cost of Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$5,011	$5,547	$(536)	-9.7%
Percentage of revenue	4.3%	8.2%

Cost of revenue decreased by $0.5 million from $5.5 million for the three months ended June 30, 2023 to $5.0 million for the three months ended June 30, 2024. Cost of revenue decreased primarily due to a decrease in personnel-related costs of $0.5 million primarily related to decreased headcount in our call center.

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$10,052	$11,317	$(1,265)	-11.2%
Percentage of revenue	4.8%	6.4%

Cost of revenue decreased by $1.3 million from $11.3 million for the six months ended June 30, 2023 to $10.1 million for the six months ended June 30, 2024. Cost of revenue decreased primarily due to a decrease in personnel-related costs of $0.6 million related primarily to decreased headcount in our call center. Additionally, third-party call center costs decreased by $0.3 million due primarily to a decrease in calls related to our health insurance vertical. Depreciation and hosting costs also decreased by $0.2 million each.

Sales and Marketing

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing expense	$90,913	$58,795	$32,118	54.6%
Percentage of revenue	77.6%	86.5%

Sales and marketing expense increased by $32.1 million from $58.8 million for the three months ended June 30, 2023 to $90.9 million for the three months ended June 30, 2024. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $37.4 million due to an increase in carrier spend, partially offset by decreases in personnel-related costs, primarily in our DTC agency, of $4.7 million. Personnel-related costs included stock-based compensation expense of $1.7 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively. Technology services and agent license fees also decreased by $0.3 million and $0.2 million, respectively, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due primarily to our exit from the health insurance vertical and the reduction in personnel.

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing expense	$161,697	$149,032	$12,665	8.5%
Percentage of revenue	77.7%	84.1%

Sales and marketing expense increased by $12.7 million from $149.0 million for the six months ended June 30, 2023 to $161.7 million for the six months ended June 30, 2024. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $23.9 million due to an increase in carrier spend, partially offset by decreases in personnel-related costs of $9.9 million, primarily in our DTC agency. Personnel-related costs included stock-based compensation expense of $3.2 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively. Technology services and agent license fees also decreased by $0.6 million and $0.5 million, respectively, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due primarily to our exit from the health insurance vertical and the reduction in personnel.

Research and Development

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development expense	$7,043	$7,450	$(407)	-5.5%
Percentage of revenue	6.0%	11.0%

Research and development expense decreased by $0.4 million from $7.5 million for the three months ended June 30, 2023 to $7.0 million for the three months ended June 30, 2024. The decrease in research and development expense was due primarily to a decrease in personnel-related costs primarily from decreased stock-based compensation expense. Personnel-related costs included stock-based compensation expense of $1.4 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively.

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development expense	$13,887	$15,377	$(1,490)	-9.7%
Percentage of revenue	6.7%	8.7%

Research and development expense decreased by $1.5 million from $15.4 million for the six months ended June 30, 2023 to $13.9 million for the six months ended June 30, 2024. The decrease in research and development expense was due to a decrease in personnel-related costs primarily due to a decrease in stock-based compensation expense. Personnel-related costs included stock-based compensation expense of $2.7 million and $4.7 million for the six months ended June 30, 2024 and 2023, respectively.

General and Administrative

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative expense	$7,881	$5,768	$2,113	36.6%
Percentage of revenue	6.7%	8.5%

General and administrative expenses increased by $2.1 million from $5.8 million for the three months ended June 30, 2023 to $7.9 million for the three months ended June 30, 2024. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $1.4 million and an increase in professional fees of $0.7 million for consulting services. Personnel-related costs included stock-based compensation expense of $2.2 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively.

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative expense	$14,511	$13,598	$913	6.7%
Percentage of revenue	7.0%	7.7%

General and administrative expenses increased by $0.9 million from $13.6 million for the six months ended June 30, 2023 to $14.5 million for the six months ended June 30, 2024. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $0.9 million and an increase in professional fees of $0.8 million for consulting services, partially offset by decreases in legal fees of $0.3 million and bad debt expense of $0.2 million. Personnel-related costs included stock-based compensation expense of $3.8 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively.

Restructuring and Other Charges

Restructuring and other charges of $3.8 million for the three and six months ended June 30, 2023 consisted of costs related to the Reduction Plan implemented in June 2023, and consisted of employee separation costs of $2.7 million and non-cash charges for the modification of certain equity awards of $1.1 million.

Acquisition-related

Acquisition-related costs for the three and six months ended June 30, 2023 solely consisted of the change in fair value of our contingent consideration liabilities recorded as the result of our 2021 acquisition of PolicyFuel. We recorded a credit to acquisition-related costs in each of the three and six months ended June 30, 2023 for the decrease in the fair value of our contingent consideration liability.

Other Income (Expense)

Interest income increased by $0.2 million and $0.4 million in the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively, due to an increase in interest earned on our cash balances. Other income (expense), net was not significant for any periods presented.

Income Tax Expense

Our income tax expense consisted primarily of state income taxes as well as federal income taxes for the portion of our taxable net income that was not offset by operating loss and tax credit carryforwards. We maintain a valuation allowance on our overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.

Variable Marketing Margin

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$117,140	$67,985	$49,155	72.3%
Less: total advertising expense (a component of sales and marketing expense)	80,685	43,332
Variable marketing margin	$36,455	$24,653	$11,802	47.9%
Percentage of revenue	31.1%	36.3%

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$208,205	$177,205	$31,000	17.5%
Less: total advertising expense (a component of sales and marketing expense)	140,932	116,959
Variable marketing margin	$67,273	$60,246	$7,027	11.7%
Percentage of revenue	32.3%	34.0%

The increase in variable marketing margin in the three and six months ended June 30, 2024 was due primarily to increased carrier spend, partially offset by a decrease in variable marketing margin due to our exit from the health insurance vertical, which had a higher variable marketing margin as a percentage of revenue than our automotive and home and renters verticals.

Liquidity and Capital Resources

As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents of $60.9 million and up to $25.0 million of availability under our revolving line of credit pursuant to the 2023 Amended Loan Agreement (defined as the Amended and Restated Loan and Security Agreement, dated as of August 7, 2020 between us and Western Alliance Bank, as Lender, or the 2020 Loan Agreement, as amended by the Loan and Security Modification Agreement dated as of July 15, 2022, or the 2022 Loan Amendment, as amended by the Loan and Security Modification Agreement dated as of August 1, 2023, or the 2023 Consent and Release, as amended by the Loan and Security Modification Agreement, dated as of on August 7, 2023, or the 2023 Loan Amendment).

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

Borrowings are collateralized by substantially all of our assets and property. Under the 2023 Amended Loan Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the 2023 Amended Loan Agreement and through the maturity date, we are required to maintain a minimum Adjusted Quick Ratio of 1.10 to 1.00 defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on our balance sheet to (2) current liabilities, including all borrowings outstanding under the 2023 Amended Loan Agreement, but excluding the current portion of deferred revenue (in each case determined in accordance with GAAP). At any time the Adjusted Quick Ratio is less than 1.30 to 1.00 the Lender shall have the ability to use our cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months. As of June 30, 2024, we were in compliance with these covenants and we had no amounts outstanding under the revolving line of credit.

Since our inception, we have incurred operating losses on an annual basis and may incur losses in the future. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months, without considering the borrowing availability under our revolving line of credit. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our revenue, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, sales and marketing activities, impact to our business from our restructuring, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$22,818	$2,111
Net cash used in investing activities	(1,622)	(2,022)
Net cash provided by financing activities	1,771	108
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	16
Net increase in cash, cash equivalents and restricted cash	$22,963	$213

Net cash provided by operating activities

Operating activities provided $22.8 million in cash during the six months ended June 30, 2024, primarily resulting from our net income of $8.3 million, net cash provided by changes in our operating assets and liabilities of $2.1 million and net non-cash charges of $12.4 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $25.5 million increase in accounts payable and accrued expenses and other current liabilities and a $2.6 million decrease in commissions receivable, partially offset by an increase in accounts receivable of $26.9 million. Operating activities provided $2.1 million in cash during the six months ended June 30, 2023, primarily resulting from the offset of net non-cash charges of $16.6 million and net cash provided by changes in our operating assets and liabilities of $1.2 million to our net loss of $15.7 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $7.3 million decrease in accounts receivable and a $1.9 million decrease in prepaid expenses and other current assets, partially offset by a decrease in accounts payable and accrued expenses and other current liabilities of $7.5 million and a net change of $0.3 million in our operating lease right-of-use assets and liabilities.

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

Net cash used in investing activities

Net cash used in investing activities was $1.6 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively. Net cash used in investing activities for six months ended June 30, 2024 and 2023 included the acquisition of property and equipment, which included the capitalization of certain software development costs. During the six months ended June 30, 2024 and 2023, we capitalized $1.5 million and $1.9 million, respectively, of software development costs.

Net cash provided by financing activities

During the six months ended June 30, 2024 and 2023, net cash provided by financing activities was $1.8 million and $0.1 million, respectively. Net cash provided by financing activities during the six months ended June 30, 2024 and 2023 consisted of proceeds received from the exercise of common stock options, partially offset by tax withholding payments relating to net share settlements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a credit agreement that provides us with credit at a floating rate of interest. As of June 30, 2024, we had no outstanding borrowings under our revolving line of credit and therefore no material exposure to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no shares of equity securities sold or issued, or options granted, by us during the three months ended June 30, 2024 that were not registered under the Securities Act, and that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from April 1, 2024 to June 30, 2024.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Joseph Sanborn (Chief Financial Officer)	Adoption (May 22, 2024)	Rule 10b5-1 trading arrangement	Sale	Until November 17, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 24,000 shares
George Neble (Board Member)	Adoption (June 11, 2024)	Rule 10b5-1 trading arrangement	Sale	Until April 15, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 10,000 shares
David Brainard (Chief Technology Officer)	Adoption (June 11, 2024)	Rule 10b5-1 trading arrangement	Sale	Until June 1, 2025, or such earlier date upon which all transactions are completed or expire without execution	Indeterminable(1)
David Blundin (Board Chairman)	Adoption (June 14, 2024)	Rule 10b5-1 trading arrangement	Sale	Until December 5, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 2,031,264 shares

(1) Mr. Brainard's Rule 10b5-1 Trading Plan provides for the sale of an indeterminable number of shares of common stock from the settlement of restricted stock units (“RSUs”). The shares of common stock is unknown as the number will vary based on the extent to which vesting conditions of the RSUs are satisfied, the market price of the Company’s common stock at the time of settlement and the amount of shares that would otherwise be issuable on each settlement date of a covered RSU that are sold or withheld in an amount sufficient to satisfy applicable tax withholding obligations.

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

EVERQUOTE, INC.

Date: August 6, 2024	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Joseph Sanborn
Joseph Sanborn Chief Financial Officer and Treasurer (Principal Financial Officer)