Form 10-Q
period 2024-09-30
EverQuote, Inc.
filed 2024-11-05
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of September 30, 2024, the registrant had 31,747,187 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 3,604,278 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$82,841	$37,956
Accounts receivable, net	48,244	21,181
Commissions receivable, current portion	3,353	4,349
Prepaid expenses and other current assets	5,453	5,755
Total current assets	139,891	69,241
Property and equipment, net	6,409	5,719
Goodwill	21,501	21,501
Acquired intangible assets, net	3,652	5,188
Operating lease right-of-use assets	3,862	1,617
Commissions receivable, non-current portion	4,904	7,630
Other assets	320	29
Total assets	$180,539	$110,925
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$46,993	$17,202
Accrued expenses and other current liabilities	9,973	8,784
Deferred revenue	1,779	1,872
Operating lease liabilities	1,233	2,090
Total current liabilities	59,978	29,948
Operating lease liabilities, net of current portion	2,859	70
Total liabilities	62,837	30,018
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 31,747,187 shares and 28,574,239 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	32	29
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 3,604,278 shares and 5,604,278 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4	6
Additional paid-in capital	311,046	294,191
Accumulated other comprehensive income	105	29
Accumulated deficit	(193,485)	(213,348)
Total stockholders' equity	117,702	80,907
Total liabilities and stockholders' equity	$180,539	$110,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$144,530	$55,011	$352,735	$232,216
Cost and operating expenses:
Cost of revenue	5,450	6,150	15,502	17,467
Sales and marketing	111,794	46,505	273,491	195,537
Research and development	8,026	6,270	21,913	21,647
General and administrative	7,594	5,741	22,105	19,339
Restructuring and other charges	—	19,757	—	23,589
Acquisition-related costs	—	—	—	(150)
Total cost and operating expenses	132,864	84,423	333,011	277,429
Income (loss) from operations	11,666	(29,412)	19,724	(45,213)
Other income:
Interest income	554	411	1,396	869
Other income, net	53	20	154	5
Total other income, net	607	431	1,550	874
Income (loss) before income taxes	12,273	(28,981)	21,274	(44,339)
Income tax expense	(719)	(236)	(1,411)	(600)
Net income (loss)	$11,554	$(29,217)	$19,863	$(44,939)
Net income (loss) per share:
Basic	$0.33	$(0.87)	$0.57	$(1.36)
Diluted	$0.31	$(0.87)	$0.54	$(1.36)
Weighted average common shares outstanding:
Basic	35,234	33,549	34,845	33,146
Diluted	37,214	33,549	36,509	33,146

Comprehensive income (loss):
Net income (loss)	$11,554	$(29,217)	$19,863	$(44,939)
Other comprehensive income (loss):
Foreign currency translation adjustment	82	(27)	76	—
Comprehensive income (loss)	$11,636	$(29,244)	$19,939	$(44,939)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	28,574,239	$29	5,604,278	$6	$294,191	$29	$(213,348)	$80,907
Issuance of common stock upon exercise of stock options	179,566	—	—	—	1,428	—	—	1,428
Net issuance of common stock upon vesting of restricted stock units	295,556	—	—	—	(429)	—	—	(429)
Stock-based compensation expense	—	—	—	—	4,518	—	—	4,518
Foreign currency translation adjustment	—	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	—	1,907	1,907
Balances at March 31, 2024	29,049,361	29	5,604,278	6	299,708	21	(211,441)	88,323
Issuance of common stock upon exercise of stock options	157,573	—	—	—	1,186	—	—	1,186
Net issuance of common stock upon vesting of restricted stock units	273,028	—	—	—	(414)	—	—	(414)
Transfer of Class B common stock to Class A common stock	2,000,000	2	(2,000,000)	(2)	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,340	—	—	5,340
Foreign currency translation adjustment	—	—	—	—	—	2	—	2
Net income	—	—	—	—	—	—	6,402	6,402
Balances at June 30, 2024	31,479,962	31	3,604,278	4	305,820	23	(205,039)	100,839
Issuance of common stock upon exercise of stock options	40,597	—	—	—	288	—	—	288
Net issuance of common stock upon vesting of restricted stock units	226,628	1	—	—	(508)	—	—	(507)
Stock-based compensation expense	—	—	—	—	5,446	—	—	5,446
Foreign currency translation adjustment	—	—	—	—	—	82	—	82
Net income	—	—	—	—	—	—	11,554	11,554
Balances at September 30, 2024	31,747,187	$32	3,604,278	$4	$311,046	$105	$(193,485)	$117,702

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

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$19,863	$(44,939)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,117	5,121
Stock-based compensation expense	15,304	19,283
Loss on sale of health assets		19,388
Impairment of right-of-use asset		384
Change in fair value of contingent consideration liabilities	—	(150)
Provision for bad debt	16	186
Unrealized foreign currency transaction (gains) losses	56	(1)
Changes in operating assets and liabilities:
Accounts receivable	(27,079)	7,267
Prepaid expenses and other current assets	312	2,637
Commissions receivable, current and non-current	3,722	2,611
Operating lease right-of-use assets	1,842	2,006
Other assets	(291)	36
Accounts payable	29,703	(10,029)
Accrued expenses and other current liabilities	1,113	(3,522)
Deferred revenue	(93)	34
Operating lease liabilities	(2,153)	(2,348)
Net cash provided by (used in) operating activities	46,432	(2,036)
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(3,111)	(2,988)
Proceeds from sale of health assets	—	13,194
Net cash provided by (used in) investing activities	(3,111)	10,206
Cash flows from financing activities:
Proceeds from exercise of stock options	2,902	340
Tax withholding payments related to net share settlement	(1,350)	(299)
Net cash provided by financing activities	1,552	41
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	3
Net increase in cash, cash equivalents and restricted cash	44,885	8,214
Cash, cash equivalents and restricted cash at beginning of period	37,956	30,835
Cash, cash equivalents and restricted cash at end of period	$82,841	$39,049
Supplemental disclosure of non-cash investing information:
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	$110	$69
Operating lease liabilities arising from obtaining right-of-use assets	$4,026	$—

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2023 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2024 and results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023 have been made. The Company’s results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024 or any other period.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States and receives commissions from insurance provider customers for insurance policies sold. For the three months ended September 30, 2024, one customer represented 47% of total revenue. For the three months ended September 30, 2023, one customer represented 10% of total revenue. For the nine months ended September 30, 2024, one customer represented 39% of total revenue. For the nine months ended September 30, 2023, two customers represented 20% and 11%, respectively, of total revenue. As of September 30, 2024, two customers accounted for 48% and 11% of the total accounts receivable and commissions receivable balance (including current and non-current), respectively. As of December 31, 2023, one customer accounted for 42% of the total accounts and commissions receivable balance (including current and non-current).

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

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides an allowance against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the allowance. As of September 30, 2024 and December 31, 2023, the Company’s allowance for credit losses was $0.1 million and less than $0.1 million, respectively. During the three and nine months ended September 30, 2024 , the Company wrote off an insignificant amount of uncollectible accounts. During the three and nine months ended September 30, 2023, the Company wrote off $0.5 million of uncollectible accounts.

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

Commission Revenue

The Company’s commission revenue consists of the estimated constrained lifetime values (the “constrained LTVs”) of commission payments that the Company expects to receive in its automotive insurance vertical, and prior to its exit from health, that it expected to receive in its health insurance vertical, on the sale of insurance policies to consumers and renewals of such policies. Commission revenue is recognized upon satisfaction of the Company’s performance obligation. The Company considers its performance obligation related to commissions for both the initial policy sale and future renewals of the policy to be satisfied upon submission of the policy application. Therefore, a significant portion of the commission revenue the Company records upon satisfaction of its performance obligation is paid by the Company’s insurance provider customer over a multi-year time frame as policyholders renew and pay the insurance provider for their policies. The current portion of commissions receivable consists of estimated commissions on new policies sold and estimated renewal commissions on policies expected to be renewed within one year, while the non-current portion of commissions receivable are commissions for estimated renewals expected to be renewed beyond one year. Commission revenue represented less than 10% of total revenue in each of the three and nine months ended September 30, 2024 and 2023.

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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct channels	86%	76%	83%	82%
Indirect channels	14%	24%	17%	18%
	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Automotive	$130,005	$43,077	$310,165	$182,520
Home and renters	14,142	10,889	40,715	31,068
Other	383	1,045	1,855	18,628
Total Revenue	$144,530	$55,011	$352,735	$232,216

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At September 30, 2024 and December 31, 2023, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the accompanying condensed consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.9 million as of December 31, 2023. During the nine months ended September 30, 2024, the Company recognized revenue of $1.3 million that was included in the contract liability balance (deferred revenue) at December 31, 2023. The Company recognizes revenue from deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Amounts collected during the period are added to the deferred revenue balance.

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

The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three and nine months ended September 30, 2024 and 2023. While the Company is exposed to credit losses due to the non-payment by insurance carriers, it considers the risk of this to be remote.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). During the three months ended September 30, 2024 and 2023, advertising expense totaled $100.6 million and $35.6 million, respectively. During the nine months ended September 30, 2024 and 2023, advertising expense totaled $241.5 million and $152.6 million, respectively.

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

3. Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,337	$—	$—	$3,337

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,210	$—	$—	$3,210

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2024 and 2023.

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

Contingent consideration liabilities are valued by the Company using significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company uses a Monte Carlo simulation model in its estimates of the fair value of the contingent consideration related to the 2021 acquisition of Policy Fuel, LLC and its affiliated entities ("PolicyFuel"). The most significant assumptions and estimates utilized in the model included forecasted revenue (an acquisition specific input) and the market value of the Company’s Class A common stock (an observable input). Other assumptions utilized in the model included equity volatility, revenue volatility and discount rate. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized as acquisition-related costs within the condensed consolidated statements of operations and comprehensive income (loss). The fair value of the contingent consideration liabilities was zero at both September 30, 2024 and December 31, 2023.

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

There were no changes to goodwill for the three and nine months ended September 30, 2024.

Acquired intangible assets consisted of the following (in thousands):

		September 30, 2024
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	9.0	$6,600	$(2,948)	$3,652
Developed technology	3.0	1,700	(1,700)	—
		$8,300	$(4,648)	$3,652

		December 31, 2023
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	9.0	$6,600	$(1,748)	$4,852
Developed technology	3.0	1,700	(1,364)	336
Other identifiable intangible assets	2.0	300	(300)	—
		$8,600	$(3,412)	$5,188

During the first quarter of 2024, the Company updated its estimate of the remaining useful life of customer relationships from 6.6 years to 5 years. Amortization expense is being recognized over the revised remaining useful life. Future amortization expense of the remaining intangible assets as of September 30, 2024 is expected to be as follows (in thousands):

Year Ending December 31,
2024 (remaining three months)	$400
2025	1,126
2026	970
2027	970
2028	186
$3,652

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued employee compensation and benefits	$5,173	$5,188
Accrued advertising expenses	2,982	2,285
Other current liabilities	1,818	1,311
	$9,973	$8,784

6. Loan and Security Agreement

The Company has availability to borrow up to $25.0 million under its revolving line of credit pursuant to the 2023 Amended Loan Agreement (defined as the Amended and Restated Loan and Security Agreement, dated as of August 7, 2020 between the Company and Western Alliance Bank (the "Lender"), as amended by the Loan and Security Modification Agreement dated as of July 15, 2022, as amended by the Loan and Security Modification Agreement dated as of August 1, 2023, as amended by the Loan and Security Modification Agreement, dated as of August 7, 2023, as amended by the Loan and Security Modification Agreement, dated as of September 4, 2024).

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

Borrowings are collateralized by substantially all of the Company's assets and property. Under the 2023 Amended Loan Agreement, the Company has agreed to certain affirmative and negative covenants to which it will remain subject until maturity. The covenants include limitations on its ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the 2023 Amended Loan Agreement and through the maturity date, the Company is required to maintain a minimum Adjusted Quick Ratio of 1.10 to 1.00 defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on the Company's balance sheet to (2) current liabilities, including all borrowings outstanding under the 2023 Amended Loan Agreement, but excluding the current portion of deferred revenue (in each case determined in accordance with GAAP). At any time the Adjusted Quick Ratio is less than 1.30 to 1.00, the Lender shall have the ability to use the Company's cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months. As of September 30, 2024 and December 31, 2023, the Company was in compliance with these covenants and had no amounts outstanding under the revolving line of credit.

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lowest of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,708,925 shares effective as of January 1, 2024 in accordance with the provisions of the 2018 Plan described above. As of September 30, 2024, 2,437,783 shares remained available for future grant under the 2018 Plan.

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

During the nine months ended September 30, 2024, the Company granted 1,203,795 service-based RSUs with an aggregate grant date fair value of $22.0 million and 327,075 performance-based RSUs with an aggregate grant date fair value of $5.1 million under the 2018 Plan.

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

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$51	$57	$129	$170
Sales and marketing	1,837	2,216	5,083	6,761
Research and development	1,342	1,820	4,080	6,479
General and administrative	2,216	1,386	6,012	4,585
Restructuring and other charges	—	165	—	1,288
	$5,446	$5,644	$15,304	$19,283

As of September 30, 2024, unrecognized compensation expense for RSUs and option awards was $28.5 million, which is expected to be recognized over a weighted average period of 2.4 years.

8. Commitments and Contingencies

Leases

The Company leases office space under various non-cancelable operating leases. In April 2024, the Company entered into two agreements to lease office space in Cambridge, Massachusetts through December 2027 for fixed payments totaling $3.2 million through 2027, resulting in an increase to right-of-use assets and operating lease liabilities of $2.7 million. In connection with the new Cambridge leases, the Company provided the landlords with security deposits of $0.3 million, which are included in other assets on the accompanying condensed consolidated balance sheets. In August 2024, the Company entered into an agreement to sublease office space in Belfast, Northern Ireland through July 2027 for fixed payments totaling approximately $1.6 million through 2027, resulting in an increase to right-of-use assets and operating lease liabilities of $1.3 million.

There have been no other material changes to the Company’s leases during the three and nine months ended September 30, 2024. For additional information, please read Note 12, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Through September 30, 2024, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2024 and December 31, 2023.

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

9. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.8 million and $0.2 million during the three months ended September 30, 2024 and 2023, respectively, and $1.2 million and $0.7 million during the nine months ended September 30, 2024 and 2023, respectively.

10. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended September 30, 2024 and 2023, the Company recorded expense of $4.6 million and $0.7 million, respectively, related to these arrangements. During the three months ended September 30, 2024 and 2023, the Company paid $4.3 million and $0.5 million, respectively, related to these arrangements. During the nine months ended September 30, 2024 and 2023, the Company recorded expense of $10.5 million and $3.0 million, respectively, related to these arrangements. During the nine months ended September 30, 2024 and 2023, the Company paid $8.7 million and $3.3 million, respectively, related to these arrangements. As of September 30, 2024, and December 31, 2023, amounts due to related-party affiliates totaled $2.1 million and $0.3 million, respectively, which are included in accounts payable on the accompanying condensed consolidated balance sheets.

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

A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$11,554	$(29,217)	$19,863	$(44,939)

Denominator:
Weighted average basic common shares outstanding	35,234	33,549	34,845	33,146
Effect of dilutive securities:
Options to purchase common stock	783	—	686	—
Restricted stock units	1,197	—	978	—
Weighted average diluted common shares outstanding	37,214	33,549	36,509	33,146

Net income (loss) per share:
Basic	$0.33	$(0.87)	$0.57	$(1.36)
Diluted	$0.31	$(0.87)	$0.54	$(1.36)

The Company excluded the following potential common shares, presented based on weighted average shares outstanding during the periods, from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	5	2,187	206	2,049
Restricted stock units	91	2,653	192	2,702
	96	4,840	398	4,751

The tables above do not include shares of Class A common stock issuable upon settlement of contingent consideration for the Company’s 2021 acquisition of PolicyFuel.

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

In the three months ended September 30, 2024 and 2023, our total revenue was $144.5 million and $55.0 million, respectively, representing a year-over-year increase of 162.7%. We had net income of $11.6 million for the three months ended September 30, 2024 and a net loss of $29.2 million for the three months ended September 30, 2023, and had $18.8 million and $(1.9) million in adjusted EBITDA for the three months ended September 30, 2024 and 2023, respectively. In the nine months ended September 30, 2024 and 2023, our total revenue was $352.7 million and $232.2 million, respectively, representing a year-over-year increase of 51.9%. We had net income of $19.9 million for the nine months ended September 30, 2024 and a net loss of $44.9 million for the nine months ended September 30, 2023, and had $39.3 million and $1.3 million in adjusted EBITDA for the nine months ended September 30, 2024 and 2023, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

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

Auto insurance industry risk

For the nine months ended September 30, 2024 and 2023, we derived 88% and 79%, respectively, of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. Furthermore, total revenue from our largest auto insurance carrier customer was 39% and 20% of our revenue for the nine months ended September 30, 2024 and 2023, respectively. In the last two years, the auto insurance industry experienced deteriorated underwriting performance due to a rise in claims, inflation, and inadequate policy premiums. This deteriorated underwriting performance caused our insurance carrier customers to reduce spending on new customer acquisition, which had a negative impact on the pricing and demand for consumer referrals in our marketplace throughout 2023. The state of the auto insurance market remains volatile and while we have seen improvements in spending patterns in 2024, including from our largest carrier, not all of our carrier customers have increased their spend in a proportional or significant manner, and a full recovery could be prolonged by further cost inflation, increased claim severity and frequency, or insufficient policy premium increases.

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

We also generate revenue from commissions paid to us by insurance carriers for the sale of policies in our automotive insurance vertical, and prior to our exit from health, in our health insurance vertical. Commission revenue is recognized upon satisfaction of our performance obligation, which we consider to be submission of the policy application to the insurance carrier. We recognize revenue based on our constrained estimate of commission payments we expect to receive over the lifetime of the policies sold, which we refer to as constrained LTVs, of commission payments. Commission revenue represented less than 10% of total revenue for the three and nine months ended September 30, 2024 and 2023.

For the periods presented, our total revenue consisted of revenue generated within our insurance verticals as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Automotive	$130,005	$43,077	$310,165	$182,520
Home and renters	14,142	10,889	40,715	31,068
Other	383	1,045	1,855	18,628
Total revenue	$144,530	$55,011	$352,735	$232,216

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

Sales and Marketing

Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions and amortization of sales and marketing-related intangible assets. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests, including the cost of quote requests we acquire from our verified partner network, and promoting our marketplace to carriers and agents. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. We expect our sales and marketing expense will increase as we expect increased carrier spend for referrals in 2024, which will impact our advertising expenditures, though we expect personnel-related costs to decrease in 2024 from 2023 as a result of the Reduction Plan.

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

General and Administrative

General and administrative expense consists of personnel-related costs and related expenses for executive, finance, legal, human resources, technical support and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums and payment processing and billing costs. We expect that general and administrative expense will increase in 2024 as compared to 2023.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss)	$11,554	$(29,217)	$19,863	$(44,939)
Stock-based compensation	5,446	5,479	15,304	17,995
Depreciation and amortization	1,618	2,251	4,117	5,121
Restructuring and other charges	—	19,757	—	23,589
Acquisition-related costs	—	—	—	(150)
Interest income	(554)	(411)	(1,396)	(869)
Income tax expense	719	236	1,411	600
Adjusted EBITDA	$18,783	$(1,905)	$39,299	$1,347

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following tables set forth our results of operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Statement of Operations Data:
Revenue(1)	$144,530	$55,011	$352,735	$232,216
Cost and operating expenses(2):
Cost of revenue	5,450	6,150	15,502	17,467
Sales and marketing	111,794	46,505	273,491	195,537
Research and development	8,026	6,270	21,913	21,647
General and administrative	7,594	5,741	22,105	19,339
Restructuring and other charges	—	19,757	—	23,589
Acquisition-related costs	—	—	—	(150)
Total cost and operating expenses	132,864	84,423	333,011	277,429
Income (loss) from operations	11,666	(29,412)	19,724	(45,213)
Other income:
Interest income	554	411	1,396	869
Other income, net	53	20	154	5
Total other income, net	607	431	1,550	874
Income (loss) before income taxes	12,273	(28,981)	21,274	(44,339)
Income tax expense	(719)	(236)	(1,411)	(600)
Net income (loss)	$11,554	$(29,217)	$19,863	$(44,939)
Other Financial and Operational Data:
Variable marketing margin	$43,931	$19,368	$111,204	$79,614
Adjusted EBITDA(3)	$18,783	$(1,905)	$39,299	$1,347

(1)  Comprised of revenue from the following distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct channels	86%	76%	83%	82%
Indirect channels	14%	24%	17%	18%
	100%	100%	100%	100%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$51	$57	$129	$170
Sales and marketing	1,837	2,216	5,083	6,761
Research and development	1,342	1,820	4,080	6,479
General and administrative	2,216	1,386	6,012	4,585
Restructuring and other charges	—	165	—	1,288
	$5,446	$5,644	$15,304	$19,283

(3) See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$144,530	$55,011	$89,519	162.7%

Revenue increased by $89.5 million from $55.0 million for the three months ended September 30, 2023 to $144.5 million for the three months ended September 30, 2024. The increase in revenue was due to an increase of $86.9 million in our automotive vertical and an increase of $3.3 million in our home and renters insurance vertical, partially offset by a decrease of $0.7 million in our other insurance verticals. The increase in revenue from our automotive vertical was due to an increase in carrier spend for referrals of $87.4 million, primarily from our largest customer. The increase in revenue from our home and renters insurance vertical was primarily due to an increase in carrier spend for referrals. The decrease in revenue from our other insurance verticals was due to a decrease in carrier spend for referrals due primarily to our exit from the health insurance vertical.

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$352,735	$232,216	$120,519	51.9%

Revenue increased by $120.5 million from $232.2 million for the nine months ended September 30, 2023 to $352.7 million for the nine months ended September 30, 2024. The increase in revenue was due to an increase of $127.6 million in our automotive vertical and an increase of $9.6 million in our home and renters insurance vertical, partially offset by a decrease of $16.8 million in our other insurance verticals. The increase in revenue from our automotive vertical was due to an increase in carrier spend for referrals of $132.1 million, primarily from our largest customer, partially offset by a decrease in commission revenue of $4.5 million. The increase in revenue from our home and renters insurance vertical was primarily due to an increase in carrier spend for referrals. The decrease in revenue from our other insurance verticals was due to a decrease in commission revenue of $10.3 million and a decrease in carrier spend for referrals of $6.5 million, both due primarily to our exit from the health insurance vertical.

Cost of Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$5,450	$6,150	$(700)	-11.4%
Percentage of revenue	3.8%	11.2%

Cost of revenue decreased by $0.7 million from $6.2 million for the three months ended September 30, 2023 to $5.5 million for the three months ended September 30, 2024. Cost of revenue decreased primarily due to a decrease in depreciation expense for technology assets that were fully depreciated in the three months ended September 30, 2023 as they were no longer going to be used. Decreases in personnel-related costs of $0.5 million primarily related to decreased headcount in our call center were fully offset by increases in third-party call center costs due to increased volume.

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$15,502	$17,467	$(1,965)	-11.2%
Percentage of revenue	4.4%	7.5%

Cost of revenue decreased by $2.0 million from $17.5 million for the nine months ended September 30, 2023 to $15.5 million for the nine months ended September 30, 2024. Cost of revenue decreased primarily due to a decrease in personnel-related costs of $1.1 million related primarily to decreased headcount in our call center, partially offset by an increase in third-party call center costs of $0.2 million due primarily to a net increase in call volume. Depreciation costs decreased by $1.0 million in 2024 due primarily to depreciation costs of technology assets that were fully depreciated in 2023 as they were no longer being used. Hosting costs also decreased by $0.3 million.

Sales and Marketing

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing expense	$111,794	$46,505	$65,289	140.4%
Percentage of revenue	77.4%	84.5%

Sales and marketing expense increased by $65.3 million from $46.5 million for the three months ended September 30, 2023 to $111.8 million for the three months ended September 30, 2024. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $65.0 million due to an increase in carrier spend.

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing expense	$273,491	$195,537	$77,954	39.9%
Percentage of revenue	77.5%	84.2%

Sales and marketing expense increased by $78.0 million from $195.5 million for the nine months ended September 30, 2023 to $273.5 million for the nine months ended September 30, 2024. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $88.9 million due to an increase in carrier spend, partially offset by decreases in personnel-related costs of $9.9 million, primarily in our DTC agency. Personnel-related costs included stock-based compensation expense of $5.1 million and $6.8 million for the nine months ended September 30, 2024 and 2023, respectively. Technology services and agent license fees also decreased by $0.7 million and $0.6 million, respectively, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due primarily to our exit from the health insurance vertical and the reduction in personnel.

Research and Development

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development expense	$8,026	$6,270	$1,756	28.0%
Percentage of revenue	5.6%	11.4%

Research and development expense increased by $1.8 million from $6.3 million for the three months ended September 30, 2023 to $8.0 million for the three months ended September 30, 2024. The increase in research and development expense was due primarily to an increase in personnel-related costs related primarily to net compensation. Personnel-related costs included stock-based compensation expense of $1.3 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively.

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development expense	$21,913	$21,647	$266	1.2%
Percentage of revenue	6.2%	9.3%

Research and development expense increased by $0.3 million from $21.6 million for the nine months ended September 30, 2023 to $21.9 million for the nine months ended September 30, 2024. The increase in research and development expense was due to an increase in personnel-related costs related primarily to net compensation, partially offset by a decrease in stock-based compensation expense. Personnel-related costs included stock-based compensation expense of $4.1 million and $6.5 million for the nine months ended September 30, 2024 and 2023, respectively.

General and Administrative

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative expense	$7,594	$5,741	$1,853	32.3%
Percentage of revenue	5.3%	10.4%

General and administrative expenses increased by $1.9 million from $5.7 million for the three months ended September 30, 2023 to $7.6 million for the three months ended September 30, 2024. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $1.5 million and an increase in professional fees of $0.2 million for consulting services. Personnel-related costs included stock-based compensation expense of $2.2 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively.

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative expense	$22,105	$19,339	$2,766	14.3%
Percentage of revenue	6.3%	8.3%

General and administrative expenses increased by $2.8 million from $19.3 million for the nine months ended September 30, 2023 to $22.1 million for the nine months ended September 30, 2024. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $2.4 million and an increase in professional fees of $1.1 million for consulting services, partially offset by decreases in legal fees of $0.4 million and bad debt expense of $0.2 million. Personnel-related costs included stock-based compensation expense of $6.0 million and $4.6 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Acquisition-related

Acquisition-related costs for the nine months ended September 30, 2023 of $0.2 million consisted of the decrease in fair value of our contingent consideration liabilities recorded as the result of our 2021 acquisition of PolicyFuel. We did not record any changes in fair value of our contingent consideration liabilities in the three months ended September 30, 2023 or in either of the three and nine months ended September 30, 2024.

Other Income (Expense)

Interest income increased by $0.1 million and $0.5 million in the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively, due to an increase in interest earned on our cash balances. Other income (expense), net was not significant for any periods presented.

Income Tax Expense

Our income tax expense consisted primarily of state income taxes as well as federal income taxes for the portion of our taxable income that was not offset by operating loss and tax credit carryforwards. We maintain a valuation allowance on our overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.

Variable Marketing Margin

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$144,530	$55,011	$89,519	162.7%
Less: total advertising expense (a component of sales and marketing expense)	100,599	35,643
Variable marketing margin	$43,931	$19,368	$24,563	126.8%
Percentage of revenue	30.4%	35.2%

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$352,735	$232,216	$120,519	51.9%
Less: total advertising expense (a component of sales and marketing expense)	241,531	152,602
Variable marketing margin	$111,204	$79,614	$31,590	39.7%
Percentage of revenue	31.5%	34.3%

The increase in variable marketing margin in the three and nine months ended September 30, 2024 was due primarily to increased carrier spend, partially offset by a decrease in variable marketing margin due to the relative mix of referral types.

Liquidity and Capital Resources

As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $82.8 million and up to $25.0 million of availability under our revolving line of credit pursuant to the 2023 Amended Loan Agreement (defined as the Amended and Restated Loan and Security Agreement, dated as of August 7, 2020 between us and Western Alliance Bank, as Lender, or the 2020 Loan Agreement, as amended by the Loan and Security Modification Agreement dated as of July 15, 2022, or the 2022 Loan Amendment, as amended by the Loan and Security Modification Agreement dated as of August 1, 2023, or the 2023 Consent and Release, as amended by the Loan and Security Modification Agreement, dated as of on August 7, 2023, or the 2023 Loan Amendment, as amended by the Loan and Security Modification Agreement, dated as of September 4, 2024).

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

Borrowings are collateralized by substantially all of our assets and property. Under the 2023 Amended Loan Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the 2023 Amended Loan Agreement and through the maturity date, we are required to maintain a minimum Adjusted Quick Ratio of 1.10 to 1.00 defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on our balance sheet to (2) current liabilities, including all borrowings outstanding under the 2023 Amended Loan Agreement, but excluding the current portion of deferred revenue (in each case determined in accordance with GAAP). At any time the Adjusted Quick Ratio is less than 1.30 to 1.00 the Lender shall have the ability to use our cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months. As of September 30, 2024, we were in compliance with these covenants and we had no amounts outstanding under the revolving line of credit.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$46,432	$(2,036)
Net cash provided by (used in) investing activities	(3,111)	10,206
Net cash provided by financing activities	1,552	41
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	3
Net increase in cash, cash equivalents and restricted cash	$44,885	$8,214

Net cash provided by operating activities

Operating activities provided $46.4 million in cash during the nine months ended September 30, 2024, primarily resulting from our net income of $19.9 million, net non-cash charges of $19.5 million and net cash provided by changes in our operating assets liabilities of $7.1 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $30.8 million increase in accounts payable and accrued expenses and other current liabilities and a $3.7 million decrease in commissions receivable, partially offset by an increase in accounts receivable of $27.1 million. Operating activities used $2.0 million in cash during the nine months ended September 30, 2023, primarily resulting from our net loss of $44.9 million and net cash used by changes in our operating assets and liabilities of $1.3 million, partially offset by net non-cash charges of $44.2 million, which included the loss on sale of health insurance vertical assets of $19.4 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $13.6 million decrease in accounts payable and accrued expenses and other current liabilities, partially offset by decreases in accounts receivable, prepaid expenses and other current assets and commissions receivable of $7.3 million, $2.6 million and $2.6 million, respectively.

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

Net cash used in investing activities

Net cash used in investing activities of $3.1 million for the nine months ended September 30, 2024 was attributable to the acquisition of property and equipment, which included the capitalization of certain software development costs. Net cash provided by investing activities was $10.2 million for the nine months ended September 30, 2023, consisting of cash proceeds from the sale of Eversurance LLC of $13.2 million, partially offset by the acquisition of property and equipment of $3.0 million, which included the capitalization of certain software development costs. During the nine months ended September 30, 2024 and 2023, we capitalized $2.2 million and $2.7 million, respectively, of software development costs.

Net cash provided by financing activities

During the nine months ended September 30, 2024 and 2023, net cash provided by financing activities was $1.6 million and less than $0.1 million, respectively. Net cash provided by financing activities during the nine months ended September 30, 2024 and 2023 consisted of proceeds received from the exercise of common stock options, partially offset by tax withholding payments relating to net share settlements.

Contractual Obligations and Commitments

In April 2024, we entered into two agreements to lease office space in Cambridge, Massachusetts through December 2027 for fixed payments totaling $3.2 million through 2027. In August 2024, we entered into an agreement to sublease office space in Belfast, Northern Ireland through July 2027 for fixed payments totaling approximately $1.6 million through 2027. There have been no other material changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a credit agreement that provides us with credit at a floating rate of interest. As of September 30, 2024, we had no outstanding borrowings under our revolving line of credit and therefore no material exposure to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no shares of equity securities sold or issued, or options granted, by us during the three months ended September 30, 2024 that were not registered under the Securities Act, and that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from July 1, 2024 to September 30, 2024.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Sanju Bansal (Board Member)	Adoption (August 8, 2024)	Rule 10b5-1 trading arrangement	Sale	Until December 30, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 200,000 shares
Jon Ayotte (Chief Accounting Officer)	Adoption (August 15, 2024)	Rule 10b5-1 trading arrangement	Sale	Until November 30, 2025, or such earlier date upon which all transactions are completed or expire without execution	Indeterminable(1)

(1) Mr. Ayotte's Rule 10b5-1 Trading Plan provides for the sale of an indeterminable number of shares of common stock from the settlement of restricted stock units (“RSUs”). The shares of common stock is unknown as the number will vary based on the extent to which vesting conditions of the RSUs are satisfied, the market price of the Company’s common stock at the time of settlement and the amount of shares that would otherwise be issuable on each settlement date of a covered RSU that are sold or withheld in an amount sufficient to satisfy applicable tax withholding obligations.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Loan and Security Modification Agreement, dated September 4, 2024, by and between Western Alliance Bank and the Company.

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

EVERQUOTE, INC.

Date: November 4, 2024	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: November 4, 2024	By:	/s/ Joseph Sanborn
Joseph Sanborn Chief Financial Officer and Treasurer (Principal Financial Officer)