Form 10-K
period 2024-12-31
EverQuote, Inc.
filed 2025-02-25
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Based on the closing price of the registrant’s Class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2024, the aggregate market value of its Class A common stock and Class B common stock (based on a closing price of $20.86 per share on June 28, 2024 as reported on the Nasdaq Global Market) held by non-affiliates was approximately $543.5 million.

As of January 31, 2025, the registrant had 32,119,686 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 3,604,278 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

Company Overview

We operate a leading online marketplace for insurance shopping, connecting consumers with our insurance provider customers, which includes both carriers and agents. Our vision is to be the leading growth partner for property and casualty, or P&C, insurance providers. Our results-driven marketplace, powered by our proprietary data and technology platform, is improving the way insurance providers attract and connect with consumers shopping for insurance.

We operate a marketplace to connect insurance providers to a large volume of high-intent, pre-validated consumer referrals that match the insurers’ specific underwriting and profitability requirements. The transparency of our marketplace, as well as the campaign management tools we offer, are designed to make it easy for insurance carriers and third-party agents to evaluate the performance of their marketing spend on our platform and manage their own return on investment. We present consumers with a single starting point for a comprehensive insurance shopping experience where consumers can engage with insurance carriers through multiple channels based on their preferences. Our marketplace enables consumers to choose to visit an insurance provider’s website to purchase a policy or engage with a carrier or agent by phone or submit their data to insurance providers to receive quotes. Our services are free for consumers, and we derive our revenue principally from consumer inquires sold as referrals to insurance providers.

General Developments

A substantial majority of the referrals made through our marketplace have historically been for automotive insurance. Starting in late 2021 and continuing throughout 2023, the auto insurance industry experienced deteriorating underwriting performance due to a rise in claims, inflation, and inadequate policy premiums. This deteriorated underwriting performance caused our insurance carrier customers to reduce spending on new customer acquisition, which had a negative impact on the pricing and demand for consumer referrals in our marketplace throughout 2023. In 2023, we implemented a workforce reduction plan to improve operating efficiency. In order to increase our focus on P&C insurance verticals, we also sold health insurance-related assets and exited our health insurance vertical, an area that would have required significant capital investment and scale to effectively compete amid an increasingly unpredictable regulatory environment.

The state of the auto insurance market remains volatile, and while we have seen improvements in spending patterns in 2024, including from our largest carrier customer, not all of our carrier customers have increased their spend in a proportional or significant manner, and a full recovery could be prolonged by further cost inflation, increased claim severity and frequency, or insufficient policy premium increases.

On January 24, 2025, the United States Court of Appeals for the Eleventh Circuit vacated amended regulations by the Federal Communications Commission, or FCC, under the Telephone Consumer Protection Act, or TCPA, that were published on January 26, 2024 and that would have taken effect on January 27, 2025. The vacated regulations would have required “one-to-one consent” for outbound telemarketing calls or texts made using an automatic telephone dialing system or pre-recorded or artificial voice messages to wireless or residential numbers. It remains unclear whether or how government agencies or legislatures will revisit telephone call consent issues. The effects of such types of regulations could require us to modify our data use practices and policies and incur compliance-related costs and expenses and our business could be impacted either directly or indirectly if our customers were to adjust their operations as a result of regulatory changes and enforcement activity.

Market Opportunity

P&C insurance is one of the largest segments of the United States economy and is highly fragmented with over 2,500 insurance carriers and over 100,000 insurance agencies, which collectively issued policies representing over $1 trillion in premiums in 2023. To capture new policies and retain their existing customers, U.S. P&C insurance carriers spent $117 billion in 2023 on marketing and distribution. However, carriers face challenges in this market that create a significant opportunity for companies that can efficiently align consumers and providers. These challenges include:

•
Misalignment of providers and consumers, creating an inefficient match between supply and demand
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

Scale of distribution capacity. Our robust distribution network includes approximately 60 insurance carriers and approximately 6,000 agents representing virtually all major and niche P&C carriers operating in the United States. Our distribution network is a significant competitive advantage that allows us to offer consumers a broad array of insurance solutions and enables us to attract a broad spectrum of consumer traffic efficiently.

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

Flexible business model. Our cost structure provides us with the flexibility to react to changes in the business cycle. Our largest expense is advertising spend, which is variable and can be quickly adjusted to market conditions. During periods of economic expansion, we can increase advertising spend to attract consumers to our platform and further enhance the strength of our marketplace. Conversely, during economic downturns, advertising expenses can be rapidly reduced. We are also able to quickly adjust our advertising expense if we believe the revenue associated with it does not result in incremental profit to the business.

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

Our Growth Strategies

We aspire to be the leading growth partner of P&C insurance providers. Data-driven innovation is at the core of our strategy, culture and operating focus. With our team of analysts, engineers and business development employees, as well as our relationships with leading third-party insurance providers, we are working to build the largest and most trusted online insurance marketplace in the United States. To achieve this goal, we intend to continue to grow our business by pursuing the following strategies:

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

Our Customers

Our insurance provider customers include insurance carriers and third-party insurance agents. Insurance carriers write auto and home and renters insurance policies for consumers directly and through agents. Our marketplace consists of an extensive network of national and regional carriers as well as technology-enabled companies. Our largest customer accounted for 39% of our total revenue for the year ended December 31, 2024. Our two largest customers together accounted for 27% of our total revenue for the year ended December 31, 2023. We plan to continue to grow both the number of carriers participating in our marketplace and the level of participation from each carrier. Insurance agents deliver auto and home and renters insurance to consumers on behalf of one or more carriers. As of December 31, 2024, we had approximately 6,000 enrolled insurance agencies on our platform. We are focused on further penetrating the large base of more than 100,000 P&C insurance agencies in the United States.

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

Employees and Human Capital Resources

Our company culture is data-driven, entrepreneurial and innovative. As of January 31, 2025, we had 331 employees, of which 324 were full-time.

Our human capital is integral to our future success. For that reason, our human capital resources objectives include attracting, retaining, developing and motivating a team of highly skilled employees at all levels. We value our employees and provide them with competitive cash compensation as well as opportunities for equity ownership. The principal purposes of our equity incentive plans are to attract, retain and motivate employees, consultants and directors through the granting of stock-based compensation awards in ways that encourage long-term retention and are aligned with the interests of our stockholders. We value our employees and regularly benchmark total rewards we provide, such as short- and long-term compensation, 401(k) contributions, health, welfare and quality of life benefits, paid time off and personal leave, against our industry peers to ensure we remain competitive and attractive to potential new hires. In addition, we conduct employee surveys to gauge employee engagement and solicit feedback and enhance our understanding of the views of our employees, work environment and culture. The results from engagement surveys are used to implement programs and processes designed to enhance employee engagement and improve the employee experience.

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

Because we work with consumer information and other data and engage in marketing and advertising activities via telephone, email, and text messages, we are also subject to laws and regulations that address privacy, data protection and collection, storing, sharing, use, disclosure, retention, security, protection transfer and other processing of personal information and other data, including the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or collectively, the CCPA, and other state privacy laws, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN-SPAM Act, and the TCPA. The burdens imposed by these and other laws and regulations currently in effect or that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply. In addition, a number of states have enacted (and others are considering) broad data privacy laws that could affect our business. Although it remains unclear how these new privacy laws may be modified or interpreted, their effects could have an impact on our business, and may require us to modify our data use practices and policies and incur compliance-related costs and expenses. We take a variety of technical and organizational security measures and other measures to protect our data, including data pertaining to our consumers, employees, and business partners. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.

We are affected by laws and regulations relating to the insurance industry, which is heavily regulated. While it is difficult to determine the impact of potential reforms on our future business, it is possible that such changes in industry regulation could affect our operations and demand for our platform. Because the laws and regulations governing the internet, privacy, data security, marketing, and insurance are constantly evolving and striving to keep pace with innovations in technology and media, it is possible that we may need to materially alter the way we conduct some parts of our business activities or be prohibited from conducting such activities altogether at some point in the future. See —“Item 1A. Risk Factors—Risks related to Laws and Regulations.”

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

Our Corporate Information

We were incorporated in Delaware on August 1, 2008, under the name AdHarmonics, Inc., and changed our name to EverQuote, Inc. on November 17, 2014. Our principal executive offices are located at 141 Portland Street, Cambridge, Massachusetts 02139, and our telephone number at that address is (855) 522-3444. Our website address is www.everquote.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

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

Because a substantial majority of the referrals made through our marketplace are for automotive insurance, our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 89% and 79% of our total revenue for 2024 and 2023, respectively. Market cycles in the automotive insurance industry have been, and are expected to continue to be, unpredictable due to a variety of adverse conditions in the insurance industry that have been widely reported, such as deteriorating underwriting performance, a rise in claims, inflation, and inadequate policy premiums. Carriers decreased the amount of money they spent with us in 2023 and 2022, and such decreases could reoccur rapidly and without warning, and for time periods that can be difficult to predict accurately. For example, in January 2023, we saw a major carrier return to higher spending patterns, but subsequently reduce customer acquisition spending in the following quarter due to higher than expected claims losses. Customer reductions in marketing and advertising spend have materially and adversely affected our historical operating results, and we are not able to accurately predict the timing or extent of our full recovery from these reductions. We will likely experience similar insurance industry cycles in the future, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.

We depend on relationships with insurance provider customers with no long-term minimum financial commitments. A reduction in spend by our customers, a loss of customers, lower advertising yields, or our inability to establish and maintain new relationships with insurance providers could materially harm our business, results of operations and financial condition.

A substantial majority of our revenue is derived from qualified consumer inquiries that are sold as referrals in various ways, such as clicks, data and calls, to insurance provider customers, which includes both carriers and agents. We generate revenue from carriers and agents that directly purchase referrals from us. We also generate revenue from carriers that make subsidy payments to us to offset their agents’ costs in buying referrals. Our relationships with those customers are dependent on our ability to deliver quality referrals at attractive volumes and prices. If insurance providers are not able to acquire their preferred referrals in our marketplace, they may stop buying referrals from us or decrease the amount they are willing to spend for referrals.

Our insurance provider customers can stop participating in our marketplace or reduce or terminate their marketing spend with us at any time without notice. Furthermore, our agreements with these customers do not require them to spend any minimum amount. As a result, we cannot guarantee that insurance providers will continue to work with us, or, if they do, what their advertising volume, pricing or total spend with us will be. For example, we experienced significantly decreased insurance provider marketing spend in 2023 and while we saw improvements in spending patterns in 2024, including from our largest carrier customer, not all of our carrier customers have increased their spend in a proportional or significant manner. In addition, we may not be able to attract new insurance providers to our marketplace or increase the amount of revenue we earn from insurance providers over time. If any of our customers decide not to continue to place marketing or advertising on our owned and operated websites or on our third-party publishers’ websites, we could experience a rapid decline in our revenue over a relatively short period of time with little to no notice. Any factors that limit our customers’ marketing or advertising spend with us could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our carrier customers who make subsidy payments to us on behalf of their agents have no obligation to provide such subsidies and may reduce the amount of these subsidies or cease providing them at any time. For example, one of our largest carrier customers discontinued payment of subsidies to us during the fourth quarter of 2023. This carrier resumed payment of certain subsidies in 2024, but there is no assurance that the carrier will continue to make these or any subsidy payments. If our carrier customers reduce the amounts of, or cease providing, such subsidies on behalf of their agents, our agent customers may terminate or reduce the extent of their relationships with us. If agents decide to terminate or reduce their relationships with us as a result of an elimination in subsidies, or for any reason, our revenue would likely be reduced, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

We generated a significant portion of our revenue in recent periods from a small number of customers, and our results of operations could be adversely affected and stockholder value harmed if we lose business from these customers.

Revenue from our largest insurance carrier customer was 39% of our revenue for the year ended December 31, 2024. Revenue from our two largest insurance carrier customers was 27% and 32% in the aggregate of our revenue for the years ended December 31, 2023 and 2022, respectively. We have no assurances that these carrier customers will continue to purchase from us at their historical levels or at all. We in fact experienced significant decreased levels of purchasing from these customers in 2023, including a decrease in subsidies by one of our carrier customers. If our largest customer reduces their level of purchases from us or discontinues their relationship with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

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

We depend on internet search engines, display advertising, social media, online advertising and other sources to attract visitors to our website or marketplace, or to our third-party publishers’ websites. Changes in search engine algorithms, browser companies’ treatment of third-party cookies, or increased usage of ad-blocking software may reduce the number of visitors to our website and marketplace or to our third-party publishers’ websites and, as a result, our business and financial results may be harmed.

We rely on internet search engines, display advertising, social media, content-based online advertising and other online sources to attract visitors to our website. We are included in search results because of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and, separately, organic searches that depend upon the content on our sites. Search engines, social media platforms and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our advertisements, resulting in fewer visitors clicking through to our websites, our business could suffer. For example, although Google abandoned its previously announced plans to phase out third-party cookies in 2024, it announced the introduction of a new feature in Chrome that would allow users to make informed choices about their privacy settings. In addition, if our online display advertisements are no longer effective or are not able to reach visitors due to their use of ad-blocking software, our business could suffer.

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

Additionally, increased adoption of call-blocking technology may prevent us from reaching consumers that have expressed an interest in getting insurance information. Moreover, telephone carriers and communication platforms have themselves placed restrictions on our ability to call or send text messages to our consumers. Increased government regulation may also restrict our ability to call or text consumers. For example, a recent FCC regulation that went into effect on July 24, 2024, requires mobile wireless providers to block text messages from telephone numbers flagged by the FCC for allegedly sending unlawful text messages. If calls or text messages to our consumers are blocked, or if insurance providers obtaining data referrals have their calls or text messages blocked due to these call-blocking technologies or restrictions, we may see a significant decrease in referrals, the value of our referrals and the number of data and call referrals we are able to sell to insurance providers, which could materially adversely impact our business.

If the way cookies are used or shared, or the use or transfer of cookies is restricted by third parties outside of our control or becomes subject to unfavorable legislation or regulation, our ability to develop and provide certain products or services could be affected.

When a user visits our websites, we use technologies, including “cookies,” to collect information such as the user’s IP address. We also have relationships with data partners that collect and provide us with user data. We access and analyze this information in order to determine the effectiveness of a marketing campaign and to determine how to modify the campaign for optimization. The use of cookies and other information collection technologies is the subject of litigation, regulatory scrutiny and industry self-regulatory activities, including the consideration of “do-not-track” technologies, “cookie” banners, guidelines and substitutes to cookies. With respect to industry self-regulatory activities, the leading web browsing companies have contemplated adjusting their browsers’ treatment of third-party cookies by their web browsers, as discussed above in “—We depend on internet search engines, display advertising, social media, online advertising and other sources . . . .” Additionally, users are able to block or delete cookies from their browser. Periodically, certain of our customers and third-party publishers seek to prohibit or limit our collection or use of data derived from the use of cookies.

Our business could be materially and adversely affected by a cybersecurity breach or other attack, failure or interruption involving our computer systems or our third-party service providers.

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

To the extent our systems rely on our third-party service providers, through either a connection to, or an integration with, those third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized publication of our information or the confidential information of consumers and employees may increase. Third-party risks may include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, they are limited in nature and such agreements may not prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data (including personal data), or enable us to obtain adequate or any reimbursement from our partners or third-party service providers in the event we should suffer any such incidents.

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

We may incorporate AI solutions into our platform, product offerings, services and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate or biased, our business, financial condition and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial or harms our insurance provider customers, third-party publishers or consumers, we may experience brand or reputational harm, competitive harm or legal liability. The rapid evolution of AI, including potential government regulation of AI, may require significant resources to develop, test and maintain our platform, offerings, services and features to help us implement AI ethically in order to minimize unintended, harmful impact. Additionally, we may be harmed by the potential release of confidential or proprietary information as a result of the use of AI-based software by employees, vendors, suppliers, contractors, consultants or other third parties. Further, uncertainties exist in case law and regulations regarding intellectual property ownership and license rights, including copyright, of AI output, creating risks with respect to both the ability to adequately protect intellectual property underlying AI systems and software as well as inadvertent infringement. Any of these potential risks could result in a material and adverse effect on our business, financial condition, operating results, cash flows and prospects.

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

This industry is highly competitive and we expect this competition to continue to increase in the future, both from existing and new competitors that provide competing platforms or technology. We compete on the basis of a number of factors, including return on investment, technology and customer service. Finding, developing and retaining high quality consumer referrals on a cost-effective basis is challenging because competition for web traffic has resulted and may continue to result in significant increases in web traffic costs, declining margins and reduction in revenue. We currently compete for web traffic with technology companies engaged in digital customer acquisition, websites, and search engines, as well as with traditional media companies. If we expand the scope of our services or served markets, we may compete with a greater number of technology companies, websites, buyers and traditional media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. Internet search companies with brand recognition have significant numbers of direct sales personnel and web traffic that provide a significant competitive advantage and significantly impact pricing for consumer referrals or web traffic. Some of these companies may offer or develop more vertically targeted products that match consumers with products and services or match referrals with buyers and, thus, compete with us more directly. The trend toward consolidation in online marketing may also affect pricing and availability of web traffic inventory. Many of our current and potential competitors also have other competitive advantages over us, such as longer operating histories, greater brand recognition, larger or more diverse client bases, greater access to web traffic more generally, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully.

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

In addition, any indebtedness we incur under our current revolving line of credit will bear interest at a variable rate, which would make us vulnerable to increases in the market rate of interest. If the market rate of interest increases, we would have to pay additional interest, which would reduce cash available for our other business needs. We intend to satisfy any future debt service obligations with our existing cash and cash equivalents. Under our Amended Loan Agreement with Western Alliance Bank, our failure to make payments when due or comply with specified covenants, as well as the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, is an event of default. If an event of default occurs and the lender accelerates any indebtedness then outstanding, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner or at all. In such event, we may not be able to make accelerated payments, and the lender could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets. In addition, the covenants under our existing debt instruments, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing on acceptable terms or at all. Any of these events could have a material adverse effect on our results of operations or financial condition.

Risks related to Laws and Regulations

Negative changes in the regulatory environment, including with respect to the insurance industry, telemarketing restrictions and data privacy requirements, have had in the past, and may in the future have, a material and adverse impact on our revenue, business and growth.

We are subject to regulation regarding the insurance industry.

The insurance industry in the United States is heavily regulated. The insurance regulatory framework addresses, among other things, granting licenses to companies and agents to transact particular business activities; and regulating trade, marketing, compensation and claims practices. The cost of compliance with such regulations or any non-compliance could impose material costs on us and our partners and could subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations, which could negatively affect our or their business, marketing practices and budgets, and could have a material and adverse effect on our business, financial condition, operating results, cash flows and prospects.

In addition to the insurance regulatory framework, we and our third-party publishers are subject to many other laws and requirements, including federal, state and local laws and regulations regarding commercial email, telemarketing, search engines, internet tracking technologies, direct marketing, data privacy and security, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others. Each of our customer verticals is also subject to various laws and regulations, and our marketing activities on behalf of our customers are also regulated. Many of these laws and regulations are frequently changing and can be subject to various interpretations and emphasis, and the extent and evolution of future government regulation is uncertain. Keeping our business in compliance with or bringing our business into compliance with new laws and regulations, therefore, may be costly, affect our revenue and harm our financial results.

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

We are or may in the future become subject to state data privacy laws including, but not limited to, the CCPA. The CCPA requires covered businesses to, among other things, provide disclosures to California residents about their data collection, use, sharing and processing practices and, with limited business exceptions, the CCPA affords such individuals various rights with respect to their personal information, including to request deletion of personal information collected about them and to opt-out of certain personal information selling and sharing practices. A number of other states have enacted, or are considering enacting, broad data privacy laws. In addition, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose sensitive personal information has been disclosed as a result of a data breach.

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

We are subject to regulation regarding telemarketing and text message marketing campaigns.

In connection with our telemarketing campaigns to generate traffic for our customers, we are subject to various state and federal laws regulating telemarketing communications (including SMS or text messaging), including the TCPA, which requires prior express written consent for certain types of telemarketing calls. Our efforts to comply with the TCPA have not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, the TCPA could potentially have a material effect on our revenue and profitability, including increasing our and our customers’ exposure to enforcement actions and litigation. TCPA regulations have resulted in increased individual and class action litigation against marketing companies for alleged TCPA violations. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the FCC or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Additionally, we generate inquiries from users that provide a phone number, and a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of inquiry data from third-party publishers, including our verified partner network, and cannot guarantee that these third parties will comply with applicable laws and regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other performance marketing activities to adhere to or successfully implement appropriate processes and procedures in response to existing laws and regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our customers may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implemented to comply with the new regulations. These decisions may negatively affect our revenue or profitability.

Changes in regulations, or the regulatory environment, applicable to us or our media sources, third party publishers or customers could also have a material adverse effect on our business. New rules could have a material adverse impact on our media sources and our customers due to decreased inquiry volume, increased costs, technological compliance challenges and additional legal risks, including potential liabilities or claims relating to compliance. Decreased participation in online advertising by our media sources or customers as a result of regulatory changes could have a material adverse impact on our business, results of operation and financial condition, as it may reduce the availability to us of qualified inquiries. Additionally, future changes in laws or regulations may increase our compliance costs, and any failure by us or our media sources or customers to comply with such laws or regulations may subject us to significant liabilities.

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

We may not be able to discover or determine the extent of any unauthorized use or infringement or violation of our intellectual property or proprietary rights. Third parties also may take actions that diminish the value of our proprietary rights or our reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of resources, the impairment or loss of portions of our intellectual property and could materially adversely affect our business, financial condition and operating results. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, or may be inadequate to protect our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to use information that we regard as proprietary to create product offerings that compete with ours. Others also may independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights, which could materially adversely affect our business, financial condition and operating results.

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

In 2024, the average trading volume of our Class A common stock on the Nasdaq Global Market was 473,487. Given the limited trading volume, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our Class A common stock and thereby affect the ability of our stockholders to sell their shares at attractive prices, at the times that they would like to sell them, or at all.

The market price of our Class A common stock has been and may continue to be volatile, which could result in substantial losses for investors and could subject us to securities class action litigation.

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $63.44 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through December 31, 2024. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. For example, we were subject to a class action lawsuit alleging federal securities law violations in connection with our initial public offering. Because of the past and potential future volatility of our stock price, we may become the target of additional securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 60% of the voting power of our capital stock as of January 31, 2025; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held in the aggregate approximately 59% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.

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

We have availed ourselves of certain of these exemptions and, for so long as we qualify as a “controlled company,” we will maintain the option to utilize from time to time some or all of these exemptions. For example, we do not have a nominations committee, and director nominees might not be selected or recommended for the board’s selection by a qualifying nominations committee or by independent directors constituting a majority of the independent directors, and, in the past, our compensation committee has not been comprised solely of independent directors. Accordingly, should the interests of Link Ventures differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq Stock Market corporate governance standards. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

We could sell a significant number of shares of our Class A common stock in the public market to raise additional capital or for other corporate purposes without stockholder approval at any time. In addition, our board of directors could designate and sell a class of preferred stock with preferential rights over the Class A common stock with respect to dividends or other distributions. We have an effective universal shelf registration statement on Form S-3 with the SEC that permits us to sell up to $150.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights or units from time to time and at prices and on terms that we may determine. Any sales under our universal shelf registration statement, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock.

In addition to our outstanding Class A common stock, as of January 31, 2025, there were 1,383,239 shares of Class A common stock subject to outstanding options, 127,974 shares of either Class A common stock or Class B common stock subject to outstanding options, 2,393,121 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 2,452,261 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 19,287,307 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of January 31, 2025, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.

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

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders. Our restated certificate of incorporation further provides that the federal district courts of the United States of America are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions could limit the ability of stockholders to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of our company, (2) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee or stockholder of our company to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery or (4) any action asserting a claim governed by the internal affairs doctrine. Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the Securities Act. In Salzberg v. Sciabacucchi, No. 346, 2019 (Del. Mar. 18, 2020), the Delaware Supreme Court, reversing the Delaware Court of Chancery, held that such federal forum selection provisions are “facially valid” under Delaware law, although there is uncertainty as to whether courts in other states will enforce these provisions and we may incur additional costs of litigation should such enforceability be challenged. Although some courts have disagreed, at least one federal circuit court of appeals has ruled that a bylaw provision requiring all derivative actions be brought in Delaware state court was enforceable with respect to claims under Section 14(a) of the Exchange Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Identifying and assessing cybersecurity risk is integrated into our overall enterprise risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT audits, IT security, governance, and risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct privacy and cybersecurity reviews of systems, applications, and applicable data policies; perform penetration testing using external third-party tools and techniques; conduct employee training; monitor emerging laws and regulations related to data protection and information security; and implement appropriate changes. We have implemented incident response and breach management processes that are overseen by leaders from our information security, engineering, compliance and legal teams regarding matters of cybersecurity. Security threats are evaluated, ranked by severity and prioritized for response and remediation. Potential data security incidents are investigated to determine operational and business impact, applicability of regulatory or contractual data privacy requirements, including state data breach notification statutes, and materiality. We conduct tabletop exercises to simulate responses to cybersecurity incidents and collaborate with technical and business stakeholders across our business units to form detection, mitigation and remediation strategies. We also maintain third party security procedures to identify, prioritize, assess, mitigate and remediate third party risks; however, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

Our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. However, to date these incidents have not had a material impact on our service, systems or business. Any significant disruption to our service or access to our systems could result in a loss of insurance provider customers, third-party publishers, other service providers, or consumer referrals and adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See "Item 1A. Risk Factors —Risks Related to Our Business and Industry—Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or our third-party service providers.”

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

ITEM 2. PROPERTIES

Our principal executive offices are located in Cambridge, Massachusetts, where we lease approximately 15,877 square feet of space through December 2027. We also lease approximately 8,090 square feet of office space in Belfast, Northern Ireland pursuant to a sublease that ends in July 2027. We believe that our current facilities are adequate to meet our immediate needs.

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

Holders of Our Common Stock

As of January 31, 2025, there were approximately 10 holders of record of shares of our Class A common stock and 3 holders of record of shares of our Class B common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.

Recent Sales of Unregistered Equity Securities

There were no shares of equity securities sold or issued, or options granted, by us during the year ended December 31, 2024 that were not registered under the Securities Act, and that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from October 1, 2024 to December 31, 2024.

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

Set forth below is a line graph, for the five-year period from December 31, 2019 through December 31, 2024, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our Class A common stock, (2) all companies listed on the Nasdaq Composite Index and (3) the Research Development Group, or RDG, Internet Composite Index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

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

Overview

We operate a leading online marketplace for insurance shopping, connecting consumers with insurance provider customers, which includes both carriers and agents. Our vision is to be the leading growth partner for P&C insurance providers. Our results-driven marketplace, powered by our proprietary data and technology platform, is improving the way insurance providers attract and connect with consumers shopping for insurance.

We operate a marketplace to connect insurance providers to a large volume of high-intent, pre-validated consumer referrals that match the insurers’ specific underwriting and profitability requirements. The transparency of our marketplace, as well as the campaign management tools we offer, are designed to make it easy for insurance carriers and third-party agents to evaluate the performance of their marketing spend on our platform and manage their own return on investment. We present consumers with a single starting point for a comprehensive insurance shopping experience where consumers can engage with insurance carriers through multiple channels based on their preferences. Our marketplace enables consumers to choose to visit an insurance provider’s website to purchase a policy or engage with a carrier or agent by phone or submit their data to insurance providers to receive quotes. Our services are free for consumers, and we derive our revenue principally from consumer inquires sold as referrals to insurance providers.

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

In the years ended December 31, 2024, 2023 and 2022, our total revenue was $500.2 million, $287.9 million and $404.1 million, respectively, representing a year-over-year increase of 73.7% from 2023 to 2024 and a year-over-year decrease of 28.8% from 2022 to 2023. We had net income of $32.2 million for the year ended December 31, 2024 and net losses of $51.3 million and $24.4 million for the years ended December 31, 2023 and 2022, respectively, and had $58.2 million, $0.5 million and $5.9 million in adjusted EBITDA for these same periods, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

Factors Affecting Our Performance

We believe that our performance and future growth depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”

Auto insurance industry risk

For the years ended December 31, 2024 and 2023, we derived 89% and 79%, respectively, of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. Furthermore, total revenue from our largest auto insurance carrier customer was 39% of our revenue for the year ended December 31, 2024 and revenue from our two largest customers was 27% in the aggregate of our revenue for the year ended December 31, 2023. In 2023 and 2022, the auto insurance industry experienced deteriorated underwriting performance due to a rise in claims, inflation, and inadequate policy premiums. This deteriorated underwriting performance caused our insurance carrier customers to reduce spending on new customer acquisition, which had a negative impact on the pricing and demand for consumer referrals in our marketplace throughout 2023. The state of the auto insurance market remains volatile, and while we saw improvements in spending patterns in 2024, including from our largest carrier customer, not all of our carrier customers have increased their spend in a proportional or significant manner, and a full recovery could be prolonged by further cost inflation, increased claim severity and frequency, or insufficient policy premium increases.

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

Regulation

Our revenue and earnings may fluctuate from time to time as a result of changes to federal, state, and industry-based laws and regulations, or changes to standards concerning the enforcement thereof. Our business could be affected directly because we operate websites, conduct telephonic and email marketing, and collect, store, share, and use consumer information and other data. Our business also could be affected indirectly if our customers were to adjust their operations as a result of regulatory changes and enforcement activity. For example, on January 26, 2024, the FCC published regulations which, among other things, would have amended the consent requirements of the TCPA by requiring “one-to-one consent” for outbound telemarketing calls or texts made using an automatic telephone dialing system or pre-recorded or artificial voice messages to wireless or residential numbers. On January 24, 2025, the United States Court of Appeals for the Eleventh Circuit vacated these amended regulations, which were scheduled to go into effect on January 27, 2025. It remains unclear whether or how government agencies or legislatures will revisit telephone call consent issues.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, restructuring and other charges, acquisition-related costs, interest income and income taxes. Adjusted EBITDA is a non-GAAP financial measure that we present in this Annual Report on Form 10-K to supplement the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, Adjusted EBITDA may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non-GAAP Financial Measure.”

Variable Marketing Dollars and Margin

We define variable marketing dollars, or VMD, as revenue, as reported in our consolidated statements of operations and comprehensive income (loss), less advertising costs (a component of sales and marketing expense, as reported in our consolidated statements of operations and comprehensive income (loss)). We define variable marketing margin, or VMM, as VMD divided by revenue.

We use VMD and VMM to measure the efficiency of individual advertising and consumer acquisition sources and to make trade-off decisions to manage our return on advertising. We do not use VMD or VMM as a measure of profitability.

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

We also generate revenue from commissions paid to us by insurance carriers for the sale of policies by our direct to consumer, or DTC, insurance agency in our automotive insurance vertical, and prior to our exit from health in 2023, in our health insurance vertical. Commission revenue is recognized upon satisfaction of our performance obligation, which we consider to be submission of the policy application to the insurance carrier. We recognize revenue based on our constrained estimate of commission payments we expect to receive over the lifetime of the policies sold, which we refer to as constrained LTVs, of commission payments. Commission revenue represented less than 10% of total revenue for each of the years ended December 31, 2024 and 2023, and 13% of total revenue for the year ended December 31, 2022. Since our exit from the health vertical in 2023, commission revenue has decreased significantly, and we do not expect it to be a material source of revenue in the future.

For the periods presented, our total revenue consisted of revenue generated within our insurance verticals as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Automotive	$446,095	$227,505	$324,417
Home and Renters	52,013	40,889	31,909
Other	2,082	19,527	47,801
Total Revenue	$500,190	$287,921	$404,127

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

Sales and Marketing

Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions and amortization of sales and marketing-related intangible assets. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests, including the cost of quote requests we acquire from our verified partner network, and promoting our marketplace to carriers and agents. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. We expect our sales and marketing expense will increase as we expect increased carrier spend for referrals, which will impact our advertising expenditures.

Research and Development

Research and development expense consists primarily of personnel-related costs for software development and product management. We have focused our research and development efforts on improving ease of use and functionality of our existing marketplace platform and developing new offerings and internal tools. We primarily expense research and development costs. Direct development costs related to software enhancements that add functionality are capitalized and amortized as a component of cost of revenue. We expect that research and development expense will increase modestly in 2025 as compared to 2024.

General and Administrative

General and administrative expense consists of personnel-related costs and related expenses for executive, finance, legal, human resources, technical support and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums and payment processing and billing costs. We expect that general and administrative expense will increase modestly in 2025 as compared to 2024.

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

Income Taxes

Income tax expense is based on our estimate of taxable income, applicable income tax rates, net research and development tax credits, net operating loss carryforwards, changes in valuation allowance estimates and deferred income taxes.

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
•
adjusted EBITDA excludes restructuring and other charges, which includes the sale of health assets, that affects cash available to us;
•
adjusted EBITDA excludes acquisition-related costs that affects cash available to us and the change in fair value of non-cash contingent consideration liabilities;
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

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net income (loss)	$32,169	$(51,287)	$(24,416)
Stock-based compensation	20,614	22,808	28,986
Depreciation and amortization	5,672	6,196	5,848
Restructuring and other charges	—	23,568	—
Acquisition-related costs	—	(150)	(4,135)
Interest income	(2,079)	(1,251)	(349)
Income taxes	1,839	577	—
Adjusted EBITDA	$58,215	$461	$5,934

Results of Operations

The following tables set forth our results of operations for the periods shown:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Statement of Operations Data:
Revenue(1)	$500,190	$287,921	$404,127
Cost and operating expenses(2):
Cost of revenue	20,922	22,455	23,980
Sales and marketing	387,700	240,131	349,255
Research and development	29,553	27,591	31,713
General and administrative	30,264	26,301	28,102
Restructuring and other charges	—	23,568	—
Acquisition-related costs	—	(150)	(4,135)
Total cost and operating expenses	468,439	339,896	428,915
Income (loss) from operations	31,751	(51,975)	(24,788)
Other income:
Interest income	2,079	1,251	349
Other income, net	178	14	23
Total other income, net	2,257	1,265	372
Income (loss) before income taxes	34,008	(50,710)	(24,416)
Income tax expense	(1,839)	(577)	—
Net income (loss)	$32,169	$(51,287)	$(24,416)
Other Financial and Operational Data:
Variable marketing dollars	$155,227	$100,282	$128,258
Adjusted EBITDA(3)	$58,215	$461	$5,934

(1)
Comprised of revenue from the following distribution channels:

	Year Ended December 31,
	2024	2023	2022
Direct channels	86%	81%	86%
Indirect channels	14%	19%	14%
	100%	100%	100%

(2)
Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$182	$219	$281
Sales and marketing	6,796	8,667	11,018
Research and development	5,502	8,053	10,328
General and administrative	8,134	5,869	7,359
Restructuring and other charges	—	1,288	—
	$20,614	$24,096	$28,986

(3) See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Comparison of the Years Ended December 31, 2024 and 2023

Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$500,190	$287,921	$212,269	73.7%

Revenue increased by $212.3 million from $287.9 million for the year ended December 31, 2023 to $500.2 million for the year ended December 31, 2024. The increase in revenue was due to an increase of $218.6 million in our automotive insurance vertical and an increase of $11.1 million in our home and renters insurance vertical, partially offset by a decrease of $17.4 million in our other insurance verticals. The increase in revenue from our automotive vertical was due to an increase in carrier spend for referrals of $223.8 million, a significant portion of which was from our largest customer, partially offset by a decrease in commission revenue of $5.2 million. The increase in revenue from our home and renters insurance vertical was primarily due to an increase in carrier spend for referrals. The decrease in revenue from our other insurance verticals was due to a decrease in commission revenue of $10.3 million and a decrease in carrier spend for referrals of $7.2 million, both due primarily to our exit from the health insurance vertical in 2023.

Cost of Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Cost of revenue	$20,922	$22,455	$(1,533)	-6.8%
Percentage of revenue	4.2%	7.8%

Cost of revenue decreased from $22.5 million for the year ended December 31, 2023 to $20.9 million for the year ended December 31, 2024. Cost of revenue decreased primarily due to a decrease in personnel-related costs of $1.4 million related primarily to decreased headcount related to our exit of the health insurance vertical, partially offset by an increase in third-party call center costs of $0.7 million due primarily to a net increase in call volume. Depreciation and amortization costs decreased by $0.7 million in 2024 due primarily to the acceleration of useful life of health insurance related assets and depreciation costs of technology assets that were fully depreciated in 2023 as they were no longer being used. Hosting costs also decreased by $0.3 million.

Sales and Marketing

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing expense	$387,700	$240,131	$147,569	61.5%
Percentage of revenue	77.5%	83.4%

Sales and marketing expenses increased by $147.6 million from $240.1 million for the year ended December 31, 2023 to $387.7 million for the year ended December 31, 2024. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $157.3 million due to an increase in carrier spend, partially offset by a decrease in personnel-related costs of $9.2 million, primarily in our DTC agency. Personnel-related costs included stock-based compensation expense of $6.8 million and $8.7 million for the years ended December 31, 2024 and 2023, respectively. Technology services and agent license fees also decreased by $0.8 million and $0.6 million, respectively, due primarily to our exit from the health insurance vertical in 2023 and reduction in personnel, while marketing costs increased by $0.7 million due primarily to branding costs and customer events.

Research and Development

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Research and development expense	$29,553	$27,591	$1,962	7.1%
Percentage of revenue	5.9%	9.6%

Research and development expenses increased by $2.0 million from $27.6 million for the year ended December 31, 2023 to $29.6 million for the year ended December 31, 2024. The increase in research and development expense was due primarily to an increase in personnel-related costs of $1.7 million related primarily to net compensation. Personnel-related costs included stock-based compensation expense of $5.5 million and $8.1 million for the years ended December 31, 2024 and 2023, respectively. Travel, office allocations and consulting costs also increased by $0.4 million, $0.4 million and $0.3 million, respectively. Technology service costs decreased by $0.9 million due to decreased cloud services usage.

General and Administrative

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative expense	$30,264	$26,301	$3,963	15.1%
Percentage of revenue	6.1%	9.1%

General and administrative expenses increased by $4.0 million from $26.3 million for the year ended December 31, 2023 to $30.3 million for the year ended December 31, 2024. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $2.2 million and an increase in professional fees of $1.8 million for consulting services, partially offset by decreases in legal fees and insurance expense of $0.3 million each. Personnel-related costs included stock-based compensation expense of $8.1 million and $5.9 million for the years ended December 31, 2024 and 2023, respectively.

Restructuring and Other Charges

There were no restructuring and other charges for the year ended December 31, 2024. Restructuring and other charges of $23.6 million for the year ended December 31, 2023 consisted of the loss on the sale of health insurance vertical assets of $19.4 million and an asset impairment charge of $0.4 million for the right-of-use asset related to our Cambridge, Massachusetts office lease. Restructuring costs and other charges also included net employee separation charges and non-cash compensation related to the restructuring of $3.8 million.

Acquisition-related Costs

There were no acquisition-related costs for the year ended December 31, 2024. Acquisition-related costs for the year ended December 31, 2023 were $(0.2) million and consisted of a credit to acquisition-related costs for the decrease in fair value of our contingent consideration liabilities.

Other Income (Expense)

Other income (expense) included interest income of $2.1 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively. The increase in interest income in 2024 was due to higher invested cash balances. Other income (expense), net was not significant for either of the years ended December 31, 2024 or 2023.

Income Taxes

Income tax expense of $1.8 million for the year ended December 31, 2024 consisted primarily of state and federal income taxes for the portion of our taxable income that was not offset by operating loss and tax credit carryforwards. Income tax expense of $0.6 million for the year ended December 31, 2023 consisted primarily of foreign and state income expense. As of December 31, 2024, we have federal and state net operating loss carryforwards of $70.1 million and $82.5 million, respectively, that can be used to offset a portion of future taxable income. We maintain a valuation allowance on our overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.

Variable Marketing Dollars and Margin

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue	$500,190	$287,921	$212,269	73.7%
Less: total advertising expense (a component of sales and marketing expense)	344,963	187,639
Variable marketing dollars	$155,227	$100,282	$54,945	54.8%
Variable marketing margin	31.0%	34.8%

The increase in variable marketing dollars was due primarily to increased carrier spend. The decrease in variable marketing margin was primarily due to the relative mix of referral types and competitive pricing for advertising spend.

Comparison of the Years Ended December 31, 2023 and 2022

For a discussion of our results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the Years Ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of $102.1 million as of December 31, 2024 and up to $25.0 million of availability under our revolving line of credit pursuant to the 2023 Amended Loan Agreement (defined as the Amended and Restated Loan and Security Agreement, dated as of August 7, 2020 between us and Western Alliance Bank, as Lender, or the 2020 Loan Agreement, as amended by the Loan and Security Modification Agreement dated as of July 15, 2022, or the 2022 Loan Amendment, as amended by the Loan and Security Modification Agreement dated as of August 1, 2023, or the 2023 Consent and Release, as amended by the Loan and Security Modification Agreement, dated as of on August 7, 2023, or the 2023 Loan Amendment, as amended by the Loan and Security Modification Agreement, dated as of September 4, 2024).

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

Borrowings are collateralized by substantially all of our assets and property. Under the 2023 Amended Loan Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the 2023 Amended Loan Agreement and through the maturity date, we are required to maintain a minimum Adjusted Quick Ratio of 1.10 to 1.00 defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on our balance sheet to (2) current liabilities, including all borrowings outstanding under the 2023 Amended Loan Agreement, but excluding the current portion of deferred revenue (in each case determined in accordance with GAAP). At any time the Adjusted Quick Ratio is less than 1.30 to 1.00 the Lender shall have the ability to use our cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months. As of December 31, 2024, we were in compliance with these covenants and we had no amounts outstanding under the revolving line of credit.

In addition, we have an effective universal shelf registration statement on Form S-3 with the SEC that permits us to sell up to $150.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights or units from time to time and at prices and on terms that we may determine. The net proceeds of any securities we sell under this registration statement may be used for general corporate purposes, including among other possible uses, the acquisition of companies or businesses, repayment and refinancing of debt, working capital and capital expenditures. At this time we have no plans to sell any such securities under this registration statement.

Prior to 2024, we incurred annual operating losses and we may incur losses in the future. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements, without considering the borrowing availability under our revolving line of credit. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our revenue, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, sales and marketing activities, impact to our business from our recent restructuring, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows

The following table shows a summary of our cash flows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$66,566	$(2,828)	$(15,791)
Net cash provided by (used in) investing activities	(4,114)	9,354	(4,290)
Net cash provided by financing activities	1,707	577	15,842
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	18	(27)
Net increase (decrease) in cash, cash equivalents and restricted cash	$64,160	$7,121	$(4,266)

Operating activities

Operating activities provided $66.6 million and used $2.8 million of cash during the years ended December 31, 2024 and 2023, respectively. Cash provided by operating activities in the year ended December 31, 2024 resulted from our net income of $32.2 million, net non-cash charges of $26.3 million and net cash provided by changes in our operating assets and liabilities of $8.1 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $43.7 million increase in accounts payable and accrued expenses and other current liabilities and a $4.9 million decrease in commissions receivable, partially offset by a $40.2 million increase in accounts receivable.

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

Investing activities

Net cash used in investing activities was $4.1 million for the year ended December 31, 2024, consisting of cash used to acquire property and equipment, which included the capitalization of software development costs. Net cash provided by investing activities was $9.4 million for the year ended December 31, 2023, consisting of cash proceeds from the sale of Eversurance LLC of $13.2 million, partially offset by the acquisition of property and equipment of $3.8 million, which included the capitalization of certain software development costs.

Financing activities

During the years ended December 31, 2024 and 2023, net cash provided by financing activities was $1.7 million and $0.6 million, respectively. Net cash provided by financing activities during the year ended December 31, 2024 and 2023 consisted of proceeds received from the exercise of common stock options, partially offset by tax withholding payments relating to net share settlements.

For a discussion of our cash flows for the year ended December 31, 2022 see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Contractual Obligations and Commitments

Our cash flows are dependent on a number of factors in addition to our operational expenditures, including our contractual and other obligations. As a result, our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

We lease office space in Cambridge, Massachusetts under non-cancelable operating leases through December 2027. We lease office space in Belfast, Northern Ireland pursuant to a sublease that expires in July 2027. As of December 31, 2024, we were obligated to make total minimum lease payments of $4.1 million under such leases, of which $1.4 million is payable in 2025.

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

Revenue Recognition

We derive our revenue primarily by selling consumer referrals to our insurance provider customers, including insurance carriers, agents and indirect distributors. We also generate revenue from commission fees for the sale of policies, primarily in our automotive insurance vertical, and prior to our exit from health in 2023, in our health insurance vertical. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606 Revenue from Contracts with Customers, or ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.

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

Commission Revenue and Commissions Receivable

Our commission revenue consists of the constrained LTVs of commission payments that we expect to receive in our automotive insurance vertical, and prior to our exit from health in 2023, that we expected to receive in our health insurance vertical on the sale of insurance policies to consumers and renewals of such policies. Commission revenue represented less than 10% of total revenue for each of the years ended December 31, 2024 and 2023, and 13% of total revenue for the year ended December 31, 2022. Commission revenue is recognized upon satisfaction of our performance obligation. We consider our performance obligation related to commissions for both the initial policy sale and future renewals of the policy to be satisfied upon submission of the policy application. Therefore, a significant portion of the commission revenue we record upon satisfaction of our performance obligation is paid by our insurance provider customer over a multi-year time frame as policyholders renew and pay the insurance provider for their policies.

The current portion of commissions receivable consists of estimated commissions on new policies sold and estimated renewal commissions on policies expected to be renewed within one year, while the non-current portion of commissions receivable are commissions for estimated renewals expected to be renewed beyond one year. Our estimate of constrained LTVs underlying the commissions receivable balance is based on an analysis of historical commission payment trends for relevant policies to establish an expected lifetime value and incorporates our judgment in interpreting those trends to calculate LTVs and to apply constraints to such LTVs. To the extent that we make changes to our estimates of constrained LTVs, we recognize any material impact of the change as an adjustment to revenue and commissions receivable in the reporting period in which the change is made. We had commissions receivable of $7.1 million as of December 31, 2024, of which $3.0 million was classified as current.

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

We estimate the fair value of stock options with service-based vesting or performance-based vesting granted using the Black Scholes option pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield. We estimate the fair value of RSUs granted based on the market value of our common stock.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our audited consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a credit agreement that provides us with credit at a floating rate of interest. As of December 31, 2024, we had no outstanding borrowings under our credit facility and therefore no material exposure to fluctuations in interest rates.

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

EVERQUOTE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of EverQuote, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EverQuote, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Revenue from Certain Referrals

As described in Note 2 to the consolidated financial statements, the Company derives its revenue primarily by selling consumer referrals to its insurance provider customers, including insurance carriers, agents and indirect distributors. Revenue from certain referrals makes up the majority of total revenue of $500.2 million. The Company recognizes referral revenue when it satisfies its performance obligations by delivering the referrals to its customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those referrals.

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

February 25, 2025

We have served as the Company’s auditor since 2014.

EVERQUOTE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$102,116	$37,956
Accounts receivable, net	61,346	21,181
Commissions receivable, current portion	3,007	4,349
Prepaid expenses and other current assets	5,311	5,755
Total current assets	171,780	69,241
Property and equipment, net	6,176	5,719
Goodwill	21,501	21,501
Acquired intangible assets, net	3,252	5,188
Operating lease right-of-use assets	3,409	1,617
Commissions receivable, non-current portion	4,092	7,630
Other assets	320	29
Total assets	$210,530	$110,925
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$59,975	$17,202
Accrued expenses and other current liabilities	9,794	8,784
Deferred revenue	1,765	1,872
Operating lease liabilities	1,115	2,090
Total current liabilities	72,649	29,948
Operating lease liabilities, net of current portion	2,513	70
Total liabilities	75,162	30,018
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 32,037,421 shares and 28,574,239 shares issued and outstanding at December 31, 2024 and 2023, respectively	32	29
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 3,604,278 shares and 5,604,278 shares issued and outstanding at December 31, 2024 and 2023, respectively	4	6
Additional paid-in capital	316,511	294,191
Accumulated other comprehensive income	—	29
Accumulated deficit	(181,179)	(213,348)
Total stockholders' equity	135,368	80,907
Total liabilities and stockholders' equity	$210,530	$110,925

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$500,190	$287,921	$404,127
Cost and operating expenses:
Cost of revenue	20,922	22,455	23,980
Sales and marketing	387,700	240,131	349,255
Research and development	29,553	27,591	31,713
General and administrative	30,264	26,301	28,102
Restructuring and other charges	—	23,568	—
Acquisition-related costs	—	(150)	(4,135)
Total cost and operating expenses	468,439	339,896	428,915
Income (loss) from operations	31,751	(51,975)	(24,788)
Other income:
Interest income	2,079	1,251	349
Other income, net	178	14	23
Total other income, net	2,257	1,265	372
Income (loss) before income taxes	34,008	(50,710)	(24,416)
Income tax expense	(1,839)	(577)	—
Net income (loss)	$32,169	$(51,287)	$(24,416)
Net income (loss) per share:
Basic	$0.92	$(1.54)	$(0.77)
Diluted	$0.88	$(1.54)	$(0.77)
Weighted average common shares outstanding:
Basic	35,007	33,350	31,613
Diluted	36,646	33,350	31,613

Comprehensive income (loss):
Net Income (loss)	$32,169	$(51,287)	$(24,416)
Other comprehensive income (loss):
Foreign currency translation adjustment	(29)	35	(16)
Comprehensive income (loss)	$32,140	$(51,252)	$(24,432)

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	23,544,995	$24	6,407,678	$6	$222,730	$10	$(137,645)	$85,125
Private placement of common stock	1,004,016	1	—	—	14,999	—	—	15,000
Issuance of common stock to settle Eversurance contingent consideration liability	58,754	—	—	—	830	—	—	830
Issuance of common stock to settle PolicyFuel contingent consideration liability	62,671	—	—	—	1,059	—	—	1,059
Issuance of common stock upon exercise of stock options	138,816	1	—	—	941	—	—	942
Net issuance of common stock upon vesting of restricted stock units	1,370,724	—	—	—	64	—	—	64
Stock-based compensation expense	—	—	—	—	28,898	—	—	28,898
Transfer of Class B common stock to Class A common stock	267,904	—	(267,904)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(24,416)	(24,416)
Balances at December 31, 2022	26,447,880	26	6,139,774	6	269,521	(6)	(162,061)	107,486
Issuance of common stock upon exercise of stock options	174,777	—	—	—	979	—	—	979
Net issuance of common stock upon vesting of restricted stock units	1,416,086	3	—	—	(405)	—	—	(402)
Stock-based compensation expense	—	—	—	—	24,096	—	—	24,096
Transfer of Class B common stock to Class A common stock	535,496	—	(535,496)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(51,287)	(51,287)
Balances at December 31, 2023	28,574,239	29	5,604,278	6	294,191	29	(213,348)	80,907
Issuance of common stock upon exercise of stock options	457,210	—	—	—	3,553	—	—	3,553
Net issuance of common stock upon vesting of restricted stock units	1,005,972	1	—	—	(1,847)	—	—	(1,846)
Transfer of Class B common stock to Class A common stock	2,000,000	2	(2,000,000)	(2)	—	—	—	—
Stock-based compensation expense	—	—	—	—	20,614	—	—	20,614
Foreign currency translation adjustment	—	—	—	—	—	(29)	—	(29)
Net income	—	—	—	—	—	—	32,169	32,169
Balances at December 31, 2024	32,037,421	$32	3,604,278	$4	$316,511	$—	$(181,179)	$135,368

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$32,169	$(51,287)	$(24,416)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,672	6,196	5,848
Stock-based compensation expense	20,614	24,096	28,986
Loss on sale of health assets	—	19,388	—
Impairment of right-of-use asset	—	384	—
Change in fair value of contingent consideration liabilities	—	(150)	(4,135)
Provision for bad debt	13	204	693
Unrealized foreign currency transaction (gains) losses	(26)	21	(9)
Changes in operating assets and liabilities:
Accounts receivable	(40,178)	8,219	5,362
Prepaid expenses and other current assets	440	962	(2,111)
Commissions receivable, current and non-current	4,880	4,176	(24,240)
Operating lease right-of-use assets	2,213	2,497	2,613
Other assets	(291)	421	(19)
Accounts payable	42,664	(13,411)	1,124
Accrued expenses and other current liabilities	1,040	(1,543)	(2,375)
Deferred revenue	(107)	5	(229)
Operating lease liabilities	(2,537)	(3,006)	(2,883)
Net cash provided by (used in) operating activities	66,566	(2,828)	(15,791)
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(4,114)	(3,840)	(4,290)
Proceeds from sale of health assets	—	13,194	—
Net cash provided by (used in) investing activities	(4,114)	9,354	(4,290)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,553	979	942
Proceeds from private placement of common stock	—	—	15,000
Tax withholding payments related to net share settlement	(1,846)	(402)	(100)
Net cash provided by financing activities	1,707	577	15,842
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	18	(27)
Net increase (decrease) in cash, cash equivalents and restricted cash	64,160	7,121	(4,266)
Cash, cash equivalents and restricted cash at beginning of period	37,956	30,835	35,101
Cash, cash equivalents and restricted cash at end of period	$102,116	$37,956	$30,835
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,336	$589	$175
Supplemental disclosure of noncash investing and financing information:
Acquisition of property and equipment included in accounts payable	$135	$25	$60
Issuance of Class A common stock to settle contingent consideration liabilities	$—	$—	$1,889
Issuance of Class A common stock in settlement of stock-based compensation liability	$—	$—	$164
Operating lease liabilities arising from obtaining right-of-use assets	$4,026	$—	$1,096

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

EverQuote, Inc. (the “Company”) was incorporated in the state of Delaware in 2008. Through its internet websites, the Company operates an online marketplace for consumers shopping for property and casualty insurance. The Company generates revenue primarily by selling consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and the valuation of accounts and commissions receivables, the expensing and capitalization of website and software development costs, the valuation of goodwill and acquired intangible assets, the valuation of stock-based awards and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. These estimates may change, as new events occur and additional information is obtained and actual results could differ materially from these estimates.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the year ended December 31, 2024, one customer represented 39% of total revenue. For the year ended December 31, 2023, one customer represented 18% of total revenue. For the year ended December 31, 2022, two customers represented 21% and 11%, respectively, of total revenue. As of December 31, 2024, two customers accounted for 40% and 21%, respectively, of the total accounts and commissions receivable balance. As of December 31, 2023, one customer accounted for 42% of the total accounts and commissions receivable balance.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. As of December 31, 2024 and 2023, the Company’s allowance for credit losses was $0.1 million and less than $0.1 million, respectively. During the years ended December 31, 2024 and 2022, the Company wrote off an insignificant amount of uncollectible accounts. During the year ended December 31, 2023, the Company wrote off $0.9 million of uncollectible accounts.

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

Commission Revenue

The Company’s commission revenue consists of the estimated constrained lifetime values (the “constrained LTVs”) of commission payments that the Company expects to receive in its automotive insurance vertical, and prior to its exit from health in 2023, that it expected to receive in its health insurance vertical on the sale of insurance policies to consumers and renewals of such policies. Commission revenue is recognized upon satisfaction of the Company’s performance obligation. The Company considers its performance obligation related to commissions for both the initial policy sale and future renewals of the policy to be satisfied upon submission of the policy application. Therefore, a significant portion of the commission revenue the Company records upon satisfaction of its performance obligation is paid by the Company’s insurance provider customer over a multi-year time frame as policyholders renew and pay the insurance provider for their policies. Commission revenue represented less than 10% of total revenue for each of the years ended December 31, 2024 and 2023, and 13% of total revenue for the year ended December 31, 2022.

The current portion of commissions receivable consists of estimated commissions on new policies sold and estimated renewal commissions on policies expected to be renewed within one year, while the non-current portion of commissions receivable are commissions for estimated renewals expected to be renewed beyond one year. The Company’s estimate of constrained LTVs underlying the commissions receivable balance is based on an analysis of historical commission payment trends for relevant policies to establish an expected lifetime value and incorporates management’s judgment in interpreting those trends to calculate LTVs and to apply constraints to such LTVs. To the extent that the Company makes changes to its estimates of constrained LTVs, it recognizes any material impact of the change as an adjustment to revenue and commissions receivable in the reporting period in which the change is made.

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

Total revenue is comprised of revenue from the following distribution channels:

	Year Ended December 31,
	2024	2023	2022
Direct channels	86%	81%	86%
Indirect channels	14%	19%	14%
	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Year Ended December 31,
	2024	2023	2022
Automotive	$446,095	$227,505	$324,417
Home and renters	52,013	40,889	31,909
Other	2,082	19,527	47,801
Total Revenue	$500,190	$287,921	$404,127

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At December 31, 2024 and 2023, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.8 million and $1.9 million as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company recognized revenue of $1.3 million that was included in the contract liability balance (deferred revenue) at December 31, 2023. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.

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

The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the years ended December 31, 2024, 2023 or 2022.

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

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations on the statements of operations and comprehensive income (loss). Expenditures for repairs and maintenance are charged to expense as incurred.

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

In addition to rent, the leases may require the Company to pay additional costs, such as utilities, maintenance and other operating costs, which are generally referred to as non-lease components. The Company has elected to not separate lease and non-lease components. Only the fixed costs for lease components and their associated non-lease components are accounted for as a single lease component and recognized as part of a right-of-use asset and lease liability. Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expense in the consolidated statements of operations and comprehensive income (loss).

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment, right-of-use assets and intangible assets with finite lives. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. In connection with its restructuring and exit from the health vertical in 2023, the Company recorded impairments of a right-of-use asset (see Note 17). The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2024 or 2022.

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. Commissions receivable are recorded at constrained lifetime values.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company operates an online marketplace for consumers shopping for auto and home and renters insurance quotes and generates revenue principally from referral fees.

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

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive income (loss). During the years ended December 31, 2024, 2023 and 2022, advertising expense totaled $345.0 million, $187.6 million and $275.9 million, respectively.

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

The Company classifies stock-based compensation expense in its statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the currency of the local country. Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the period-end exchange rates, and income and expense items are translated into U.S. dollars using average exchange rates in effect during each period. The effects of these foreign currency translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Foreign currency transaction gains (losses) are included in the consolidated statements of operations and comprehensive income (loss) as a component of other income (expense) and have not been significant.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) is foreign currency translation adjustments.

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

Recently Adopted Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The guidance includes disclosure requirements including the fair value of equity securities subject to contractual sale restrictions included in the balance sheet, the nature and remaining duration of the restriction and circumstances that could cause a lapse in the restriction. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The amendments in this update are to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company adopted this guidance as of January 1, 2024, and the adoption did not have a material impact on its consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2023-09 allows for adoption using either a prospective or retrospective method. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

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

4. Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for its assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$7,403	$—	$—	$7,403

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,210	$—	$—	$3,210

There were no transfers into or out of Level 3 during the years ended December 31, 2024, 2023 or 2022.

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

Contingent consideration liabilities were valued by the Company using significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. The Company assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates were recognized as acquisition-related costs within the consolidated statements of operations and comprehensive income (loss).

The Company used a Monte Carlo simulation model in its estimates of the fair value of the contingent consideration liabilities related to the PolicyFuel acquisition in 2021. The most significant assumptions and estimates utilized in the model included forecasted revenue (an acquisition specific input) and the market value of the Company’s Class A common stock (an observable input). Other assumptions utilized in the model include equity volatility, revenue volatility and discount rate. The fair value of the contingent consideration liability was zero at both December 31, 2024 and 2023. The decrease in fair value of the contingent consideration liability during the year ended December 31, 2023 was due to a change in estimate of forecasted revenue. The decrease in fair value of the contingent consideration liability during the year ended December 31, 2022 was due to a change in estimate of forecasted revenue and the decrease in market value of the Company’s Class A common stock. In December 2022, the Company issued shares of Class A common stock in settlement of the first annual milestone, at which time the fair value of the contingent consideration liability for the first milestone was reclassified to stockholders' equity.

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

There were no changes to goodwill as of December 31, 2024 or 2023.

Acquired intangible assets consisted of the following (in thousands):

		December 31, 2024
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	9.0	$6,600	$(3,348)	$3,252
Developed technology	3.0	1,700	(1,700)	—
		$8,300	$(5,048)	$3,252

		December 31, 2023
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	9.0	$6,600	$(1,748)	$4,852
Developed technology	3.0	1,700	(1,364)	336
Other identifiable intangible assets	2.0	300	(300)	—
		$8,600	$(3,412)	$5,188

In 2024, the Company updated its estimate of the remaining useful life of customer relationships from 6.6 years to 5 years. In August 2023, the Company sold Eversurance LLC, which included health-related intangible assets with a gross amount of $3.9 million, accumulated amortization of $2.9 million and a carrying value of $1.0 million (see Note 17).

Amortization expense for intangible assets for the years ended December 31, 2024, 2023 and 2022 was $1.9 million, $1.8 million and $2.3 million, respectively.

Future amortization expense of the intangible assets as of December 31, 2024, is expected to be as follows (in thousands):

Year Ending December 31,
2025	$1,126
2026	970
2027	970
2028	186
$3,252

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Computer equipment	$1,554	$2,256
Software	16,114	15,915
Furniture and fixtures	131	1,021
Leasehold improvements	366	862
	18,165	20,054
Less: Accumulated depreciation and amortization	(11,989)	(14,335)
	$6,176	$5,719

Depreciation and amortization expense was $3.7 million, $4.4 million and $3.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. In connection with its move to new headquarters in 2024, the Company retired $3.4 million of fully depreciated assets.

The Company capitalized costs associated with the development of internal use software of $2.8 million, $3.6 million and $3.6 million included in the Software line item above and recorded related amortization expense of $3.2 million, $3.7 million and $2.7 million (included in depreciation and amortization expense) during the years ended December 31, 2024, 2023 and 2022, respectively. The remaining net book value of capitalized software costs was $4.9 million and $5.2 million as of December 31, 2024 and 2023, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued employee compensation and benefits	$4,796	$5,188
Accrued advertising expenses	2,947	2,285
Other current liabilities	2,051	1,311
	$9,794	$8,784

8. Loan and Security Agreement

On July 15, 2022, the Company executed a Loan and Security Modification Agreement (the “2022 Loan Amendment”) to amend its Amended and Restated Loan and Security Agreement, dated as of August 7, 2020 (the “2020 Loan Agreement”) with Western Alliance Bank (the “Lender”), to increase the revolving line of credit available thereunder from $25.0 million to $35.0 million, to extend the maturity date of the revolving line of credit from August 2022 to July 2025 and to provide the Company access to a term loan of up to $10.0 million. The 2020 Loan Agreement, as amended by the 2022 Loan Amendment, is referred to as the “2022 Amended Loan Agreement.” On August 1, 2023, in connection with the sale of Eversurance LLC (see Note 17), the Company entered into a Loan and Security Modification Agreement (the “2023 Consent and Release”), pursuant to which the Lender consented to the sale of Eversurance LLC and released any security interests it had in the membership interests of Eversurance LLC. On August 7, 2023, the Company executed a Loan and Security Modification Agreement (the “2023 Loan Amendment”) to amend the 2022 Amended Loan Agreement to, among other things, eliminate the term loan availability, decrease the revolving line of credit from $35.0 million to $25.0 million, update the interest rate on outstanding borrowings to the greater of 7.0% or the prime rate as published in The Wall Street Journal and update certain financial and other covenants. The 2022 Loan Agreement, as amended by the 2023 Consent and Release, the 2023 Loan Amendment and the Loan and Security Modification Agreement, dated as of September 4, 2024, is referred to as the “2023 Amended Loan Agreement.”

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

Pursuant to the 2023 Amended Loan Agreement, borrowings under the revolving line of credit cannot exceed 85% of eligible accounts receivable balances, bear interest at the greater of 7.0% or the prime rate as published in The Wall Street Journal and mature on July 15, 2025. In an event of default, as defined in the 2023 Amended Loan Agreement, and until such event is no longer continuing, the annual interest rate to be charged would be the annual rate otherwise applicable to borrowings under the 2023 Amended Loan Agreement plus 5.00%. Borrowings are collateralized by substantially all of the Company's assets and property. As of December 31, 2024, the Company was in compliance with the covenants in the 2023 Amended Loan Agreement and the Company had no amounts outstanding under the revolving line of credit.

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

During the year ended December 31, 2022, the Company issued 62,671 shares of Class A common stock to the former owners of PolicyFuel upon achievement of the first target of the contingent consideration arrangement (see Note 4). During the year ended December 31, 2022, the Company issued 58,754 shares of Class A common stock to the former owners of Eversurance upon achievement of the third and final target of the contingent consideration arrangement (see Note 4).

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2024, 2,434,017 shares remained available for future grant under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,782,084 shares effective as of January 1, 2025 in accordance with the provisions of the 2018 Plan described above.

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

Stock Option Valuation

The fair value of stock option grants with service-based or performance-based vesting conditions is estimated on the date of grant using the Black Scholes option pricing model. The volatility has been determined using the Company’s traded stock price to estimate expected volatility. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company did not grant stock options in the year ended December 31, 2024. The relevant data used to determine the fair value of the stock option grants during the years ended December 31, 2023 and 2022 is as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.0%	3.2%
Expected volatility	78.4%	78.1%
Expected dividend yield	—	—
Expected term (in years)	5.8	6.1

The grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $7.57 per share and $6.79 per share, respectively.

Stock Option Activity

The following table summarizes the Company’s option activity since December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	2,319,725	$13.63	6.01	$6,939
Granted	—	—
Exercised	(457,210)	7.77
Forfeited	(308,859)	40.08
Outstanding as of December 31, 2024	1,553,656	$10.09	5.71	$15,382
Vested and expected to vest as of December 31, 2024	1,553,656	$10.09	5.71	$15,382
Options exercisable as of December 31, 2024	1,114,324	$9.92	4.83	$11,222

As of December 31, 2024, outstanding options of 1,425,682 were for the purchase of Class A common stock and outstanding options of 127,974 were for the purchase of either Class A common stock or Class B common stock.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $5.3 million, $0.9 million and $1.0 million, respectively.

Restricted Stock Units

The Company has granted RSUs with service-based vesting conditions and with both service-based and performance-based vesting conditions. RSUs with service-based and both service-based and performance-based vesting conditions are valued on the grant date using the grant date market price of the underlying shares.

The following table summarizes the Company’s RSU with service-based vesting conditions activity since December 31, 2023:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2023	2,086,007	$12.29
Granted	1,302,166	18.24
Vested	(1,099,807)	13.12
Forfeited	(209,121)	16.30
Unvested balance December 31, 2024	2,079,245	$15.17

During the year ended December 31, 2024, the Company granted RSUs that contain service-based and performance-based vesting conditions. The number of RSUs that will vest will be based on the level of achievement of a Company-specific performance target for the year ended December 31, 2024, from a maximum of 100% of the number of target shares to a threshold of 33% of the number of target shares with no vesting if the threshold is not achieved. Upon achievement of the performance goal, the RSUs will cumulatively vest over a four-year period based on continued service. As the Company had deemed achievement of the performance condition to be probable, the Company is recognizing stock-based compensation for these awards over the estimated service period using the graded-vesting method.

The following table summarizes the Company’s RSU with both service-based vesting and performance-based vesting conditions activity since December 31, 2023:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2023	—	$—
Granted	327,075	15.58
Vested	—	—
Forfeited	—	—
Unvested balance December 31, 2024	327,075	$15.58

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$182	$219	$281
Sales and marketing	6,796	8,667	11,018
Research and development	5,502	8,053	10,328
General and administrative	8,134	5,869	7,359
Restructuring and other charges	—	1,288	—
	$20,614	$24,096	$28,986

As of December 31, 2024, unrecognized compensation expense for RSUs and option awards was $25.1 million, which is expected to be recognized over a weighted average period of 2.3 years.

11. Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$33,132	$(51,294)	$(24,676)
Foreign	876	584	260
	$34,008	$(50,710)	$(24,416)

The components of income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income tax expense:
Federal	$562	$22	$—
State	1,157	403	—
Foreign	120	152	—
Income tax expense	$1,839	$577	$—

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.7	6.9	7.3
Federal and state research and development tax credits	(3.0)	(0.3)	2.3
Nondeductible items	0.3	(0.3)	2.8
Stock-based compensation	(2.1)	(5.8)	(16.0)
Deferred taxes on acquisition	—	—	2.5
Other	1.5	1.4	—
Change in valuation allowance	(16.0)	(24.0)	(19.9)
Effective income tax rate	5.4%	(1.1)%	—%

Net deferred tax assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$20,045	$30,638
Capitalized research and development	16,834	11,793
Research and development tax credit carryforwards	9,207	9,183
Accrued expenses and other current liabilities	409	388
Property and equipment	65	293
Intangible assets	249	233
Stock-based compensation	2,289	2,233
Operating lease liability	58	573
Other	492	238
Total deferred tax assets	49,648	55,572
Valuation allowance	(48,508)	(53,948)
Net deferred tax assets	1,140	1,624
Deferred tax liabilities:
Capitalized software development costs	(826)	(1,195)
Operating lease right-of-use assets	—	(429)
Intangible assets	(314)	—
Total deferred tax liabilities	(1,140)	(1,624)
Net deferred tax assets and liabilities	$—	$—

As of December 31, 2024, the Company had federal net operating loss carryforwards of $70.1 million to offset future taxable income, which do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2024, the Company had state net operating loss carryforwards of $82.5 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2024, the Company also had federal and state research and development tax credit carryforwards of $5.6 million and $4.6 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2032 and 2029, respectively.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code ("IRC") of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. The Company has completed its analyses for losses incurred to date and determined that it is more likely than not that the Company did not undergo an ownership change within the meaning of Sections 382 and 383 during the analysis periods. Therefore, the Company’s net operating losses and research and development tax credit carryforwards are not limited and the Company does not believe that any of its carryforwards would expire unused due to such ownership change limitation.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative losses and estimated future taxable income and has concluded that it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2024 and 2023. The Company reevaluates the positive and negative evidence at each reporting period.

The decrease in the valuation allowance for deferred tax assets during the year ended December 31, 2024 related primarily to the use of net operating loss carryforwards to offset taxable income, partially offset by an increase in capitalized research and development costs. The increase in the valuation allowance for deferred tax assets during the year ended December 31, 2023 related primarily to increases in net operating losses and capitalized research and development costs. The increase in the valuation allowance for deferred tax assets during the year ended December 31, 2022 related primarily to capitalized research and development costs due to the new requirement to capitalize research and development costs under IRC Section 174, partially offset by a decrease in net operating loss carryforwards that were used to offset taxable income. The Company generated taxable income for the year ended December 31, 2022 due to the requirement to capitalize research and development costs.

The changes in the valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Valuation allowance as of beginning of year	$53,948	$41,755	$36,921
Decreases recorded as a benefit to income tax provision	(5,440)	—	—
Increases recorded to tax provision	—	12,193	4,834
Valuation allowance as of end of year	$48,508	$53,948	$41,755

The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. No reserve for uncertain tax positions or related interest and penalties has been recorded at December 31, 2024 and 2023.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. In October 2024, the Company received notice of examination by the Internal Revenue Service for the year ending December 31, 2022. No adjustments have been proposed to date. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute. The Company is open to future tax examination under statute from 2021 to the present, however, carryforward attributes that were generated prior to January 1, 2021 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

12. Leases

The Company leases office space under various non-cancelable operating leases. The Company's lease for office space for its former headquarters expired in September 2024. In April 2024, the Company entered into two agreements to lease office space in Cambridge, Massachusetts through December 2027 for fixed payments totaling $3.2 million through 2027, resulting in an increase to right-of-use assets and operating lease liabilities of $2.7 million.

In August 2024, the Company entered into an agreement to sublease office space in Belfast, Northern Ireland through July 2027 for fixed payments totaling approximately $1.6 million through 2027, resulting in an increase to right-of-use assets and operating lease liabilities of $1.3 million.

In connection with the acquisition of Eversurance, the Company acquired a ten-year non-cancelable operating lease in Evansville, Indiana that expires in August 2030. In connection with the sale of Eversurance LLC in August 2023, the Evansville, Indiana office lease was transferred to the buyers of Eversurance LLC. The carrying value of the right-of-use asset and related operating lease liability was $1.1 million each as of August 1, 2023, and as a result, there was no loss related to the lease (see Note 17). As part of the Company's restructuring in 2023, the Company subleased a portion of office space in its Cambridge, Massachusetts headquarters for the remaining term of its lease through September 2024 to two third parties for total payments of approximately $0.3 million. In connection with entering into the subleases, the Company recorded an asset impairment of $0.4 million in restructuring and other charges in the consolidated statements of operations and comprehensive income (loss) (see Note 17).

As of December 31, 2024 and 2023, the Company maintained security deposits of $0.3 million and $0.4 million, respectively, with the landlords of its leases, which amounts were included in other assets on the Company’s consolidated balance sheet.

The components of lease cost under ASC 842 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$2,188	$2,682	$2,896
Short-term lease cost	—	318	269
Variable lease cost	470	546	676
	$2,658	$3,546	$3,841

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,499	$3,190	$3,194
Operating lease liabilities arising from obtaining right-of-use assets	$4,026	$—	$1,096

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2024	2023

Weighted-average remaining lease term - operating leases (in years)	2.9	0.8
Weighted-average discount rate - operating leases	8.50%	4.74%

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

Future annual lease payments under the Company’s leases as of December 31, 2024 were as follows (in thousands):

Years ending December 31,
2025	$1,377
2026	1,327
2027	1,411
Total future minimum lease payments	4,115
Less: imputed interest	(487)
Total operating lease liabilities	$3,628

Total operating lease liabilities in the table above are classified on the consolidated balance sheet as follows (in thousands):

December 31, 2024
Current operating lease liabilities	$1,115
Operating lease liabilities, net of current portion	2,513
Total operating lease liabilities	$3,628

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

Through December 31, 2024, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 and 2023.

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

14. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $2.7 million, $0.9 million and $0.9 million during the years ended December 31, 2024, 2023 and 2022, respectively.

15. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the years ended December 31, 2024, 2023 and 2022, the Company recorded expense of $14.5 million, $3.6 million and $8.2 million, respectively, related to these arrangements. During the years ended December 31, 2024, 2023 and 2022, the Company paid $12.3 million, $4.0 million and $7.8 million, respectively, related to these arrangements. As of December 31, 2024 and 2023, amounts due to related-party affiliates totaled $2.5 million and $0.3 million, respectively, which were included in accounts payable and accrued expenses on the balance sheets.

On February 23, 2022, the Company sold 1,004,016 shares of Class A common stock at a purchase price of $14.94 per share for gross proceeds of $15.0 million in a private placement to Recognition Capital, LLC, an entity which is owned and controlled by David Blundin, Chairman of the board of directors and co-founder of the Company.

16. Net Income (Loss) per Share

A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$32,169	$(51,287)	$(24,416)

Denominator:
Weighted average basic common shares outstanding	35,007	33,350	31,613
Effect of dilutive securities:
Options to purchase common stock	673	—	—
Restricted stock units	966	—	—
Weighted average diluted common shares outstanding	36,646	33,350	31,613

The Company excluded the following potential common shares, presented based on weighted average shares outstanding during the periods, from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock	202	2,070	1,537
Restricted stock units	167	2,605	2,929
	369	4,675	4,466

17. Restructuring and Other Charges

In June 2023, the Company committed to exiting its health insurance vertical to increase focus on core verticals and implemented a workforce reduction plan (the “Reduction Plan”) to improve operating efficiency. The Reduction Plan included the elimination of 175 employees, or approximately 28%, of the Company’s workforce. During the year ended December 31, 2023, the Company incurred $4.0 million in severance charges in connection with the workforce reduction, consisting of cash expenditures for employee separation costs of $2.7 million that were paid in 2023 and 2024, and non-cash charges for the modification of certain equity awards of $1.3 million. During the year ended December 31, 2023, the Company recorded a credit of $0.2 million to restructuring and other charges in the accompanying consolidated statements of operations and comprehensive income (loss) related to estimated severance payments that were not made.

In August 2023, the Company sold assets related to its health insurance vertical comprised of all of the issued and outstanding membership interests of Eversurance LLC, a former subsidiary of the Company, to MyPlanAdvocate Insurance Solutions Inc. for cash consideration of $13.2 million. There were no employees of Eversurance LLC at the time of the sale. The assets sold consisted of commissions receivable of $30.8 million, which were expected to be collected over the next seven years, net intangible assets of $1.0 million and other net assets of $0.4 million, including the Company’s Evansville, Indiana office lease. The Company incurred $0.4 million of transaction costs in connection with the sale. Accordingly, the Company recognized a loss on sale of assets of $19.4 million during the year ended December 31, 2023, which amount is included in restructuring and other charges in the accompanying consolidated statements of operations and comprehensive income (loss). The Company also recorded an impairment charge on the right-of-use asset related to its Cambridge, Massachusetts office lease of $0.4 million during the year ended December 31, 2023 in connection with the Company entering into subleases with two third parties for a portion of the office space. The exit of the health insurance vertical and the Reduction Plan are referred to as the Company's restructuring, which was completed in 2023.

18. Segments and Geographical Information

The Company's revenue is from customers in the United States. Long-lived tangible assets held outside of the United States are not material.

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker, or decision-making group (the “CODM”), in deciding how to allocate resources and assess performance. The CODM of the Company is the Chief Executive Officer. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations and comprehensive income (loss) and the Company’s operations are managed on a consolidated basis to decide where to allocate and invest additional resources within the business to continue growth. Segment asset information is not provided to the CODM to allocate resources.

As a single reportable segment entity, the Company’s segment performance measure is net income (loss), which is used to monitor budget versus actual results. Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$500,190	$287,921	$404,127
Less:
Advertising expense	344,963	187,639	275,869
Cash operating expense (1)	97,012	99,821	122,324
Other segment items, net(2)	26,046	51,748	30,350
Net income (loss)	$32,169	$(51,287)	$(24,416)

(1) Cash operating expense is primarily comprised of personnel-related costs, technology service costs, professional fees and office-related costs included in cost and operating expense in the Company's consolidated statements of operations and comprehensive income (loss) and does not include non-cash depreciation and amortization and stock-based compensation that are included in cost and operating expenses or non-recurring restructuring and other charges and acquisition-related costs that are also included in cost and operating expenses.

(2) Other segment items, net included within net income (loss) include stock-based compensation and depreciation and amortization amounts that are non-cash items included in cost and operating expenses, restructuring and other charges and acquisition-related costs that are considered non-recurring operating expenses, as well as interest income and income taxes, which are included in net income (loss). These amounts are also reported within the consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows. See the consolidated financial statements for other financial information regarding other segment items, net and the Company’s operating segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that as of December 31, 2024, our internal control over financial reporting is effective, based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Jayme Mendal (Chief Executive Officer)	Adoption (December 17, 2024)	Rule 10b5-1 trading arrangement	Sale	Until March 19, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 239,996 shares

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities (including gifts and adoption or amendment of Rule 10b5-1 trading plans) that applies to all Company personnel, including directors, officers, employees, and other covered persons. The policy also prohibits trading in securities of another company when an individual is aware of material non-public information about that company due to service as a covered person under the policy. Although its provisions do not apply to the Company generally, the policy provides that the Company’s policy is not to engage in transactions in Company securities while aware of material non-public information relating to the Company or its securities. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the headings “Directors, Executive Officers and Corporate Governance—Compensation Committee Interlocks and Insider Participation”, “Executive Compensation” and “Director Compensation” (excluding the information under the subheading “—Pay Versus Performance”) in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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
10.10

Amended and Restated Loan and Security Agreement, dated August 7, 2020, by and between Western Alliance Bank and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on November 6, 2020)

10.11

Loan and Security Modification Agreement, dated July 15, 2022, by and between Western Alliance Bank and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 19, 2022)

10.12#

Offer Letter, dated as of July 31, 2017, by and between the Registrant and Jayme Mendal (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

10.13#

Offer Letter, dated as of December 23, 2022, by and between the Registrant and Julia Brncic (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-38549) filed with the SEC on February 27, 2024)

10.14#

Offer Letter, dated as of November 4, 2019, by and between the Registrant and David Brainard (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38549) filed with the SEC on February 27, 2023)

10.15#

Offer Letter, dated as of June 16, 2023, by and between the Registrant and Joseph Sanborn (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on May 7, 2024)

10.16#

Offer Letter, dated as of June 16, 2023, by and between the Registrant and Jon Ayotte (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on May 7, 2024)

10.17#

Form of Performance-Based Stock Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on May 8, 2020)

10.18#

Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on February 15, 2022)

10.19

Securities Purchase Agreement, dated February 22, 2022, by and between EverQuote, Inc. and Recognition Capital, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on February 23, 2022)

10.20

Loan and Security Modification Agreement, dated August 1, 2023, by and between Western Alliance Bank and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on August 7, 2023).

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
10.23

Loan and Security Modification Agreement, dated September 4, 2024, by and between Western Alliance Bank and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on November 4, 2024).

19.1	EverQuote, Inc. Insider Trading Policy
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1

EverQuote, Inc. Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-38549) filed with the SEC on February 27, 2024)

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

February 25, 2025	EVERQUOTE, INC.

	By:	/s/ Jayme Mendal
Jayme Mendal
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jayme Mendal Jayme Mendal	Chief Executive Officer and President and Director (Principal Executive Officer)	February 25, 2025

/s/ Joseph Sanborn Joseph Sanborn	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2025

/s/ Jon Ayotte Jon Ayotte	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2025

/s/ David Blundin David Blundin	Chairman of the Board of Directors	February 25, 2025

/s/ Sanju Bansal Sanju Bansal	Director	February 25, 2025

/s/ Paul Deninger Paul Deninger	Director	February 25, 2025

/s/ George Neble George Neble	Director	February 25, 2025

/s/ John Shields John Shields	Director	February 25, 2025

/s/ Mira Wilczek Mira Wilczek	Director	February 25, 2025