Form 10-Q
period 2025-03-31
EverQuote, Inc.
filed 2025-05-07
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 8, 2025, the registrant had 32,552,265 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 3,604,278 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition liquidity and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, in our subsequent periodic filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. Risk Factors. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. While we may elect to update these forward-looking statements at some point in the future, whether as a result of any new information, future events, or otherwise, we have no current intention of doing so except to the extent required by applicable law.

Some of the key factors that could cause actual results to differ include:

•
our dependence on revenue from the property and casualty, or P&C, insurance industries, and specifically automotive insurance, and exposure to risks related to those industries;
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
•
our future financial performance, including our expectations regarding our revenue, cost of revenue, variable marketing dollars and margin, operating expenses, cash flows and ability to achieve, and maintain, future profitability;
•
our ability to properly collect, process, store, share, disclose and use consumer information and other data; and
•
the future trading prices of our Class A common stock.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$124,968	$102,116
Accounts receivable, net	61,803	61,346
Commissions receivable, current portion	2,737	3,007
Prepaid expenses and other current assets	4,827	5,311
Total current assets	194,335	171,780
Property and equipment, net	6,496	6,176
Goodwill	21,501	21,501
Acquired intangible assets, net	2,971	3,252
Operating lease right-of-use assets	3,174	3,409
Commissions receivable, non-current portion	3,348	4,092
Other assets	320	320
Total assets	$232,145	$210,530
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$57,286	$59,975
Accrued expenses and other current liabilities	19,867	9,794
Deferred revenue	2,100	1,765
Operating lease liabilities	1,155	1,115
Total current liabilities	80,408	72,649
Operating lease liabilities, net of current portion	2,237	2,513
Total liabilities	82,645	75,162
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 32,491,187 shares and 32,037,421 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	32	32
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 3,604,278 shares issued and outstanding at March 31, 2025 and December 31, 2024	4	4
Additional paid-in capital	322,600	316,511
Accumulated other comprehensive income	53	—
Accumulated deficit	(173,189)	(181,179)
Total stockholders' equity	149,500	135,368
Total liabilities and stockholders' equity	$232,145	$210,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$166,632	$91,065
Cost and operating expenses:
Cost of revenue	5,380	5,041
Sales and marketing	129,430	70,784
Research and development	7,485	6,844
General and administrative	8,440	6,630
Legal settlement	7,900	—
Total cost and operating expenses	158,635	89,299
Income from operations	7,997	1,766
Other income (expense):
Interest income	708	386
Other income (expense), net	(31)	41
Total other income, net	677	427
Income before income taxes	8,674	2,193
Income tax expense	(684)	(286)
Net income	$7,990	$1,907
Net income per share:
Basic	$0.22	$0.06
Diluted	$0.21	$0.05
Weighted average common shares outstanding:
Basic	35,879	34,387
Diluted	37,667	35,608

Comprehensive income:
Net income	$7,990	$1,907
Other comprehensive income (loss):
Foreign currency translation adjustment	53	(8)
Comprehensive income	$8,043	$1,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	32,037,421	$32	3,604,278	$4	$316,511	$—	$(181,179)	$135,368
Issuance of common stock upon exercise of stock options	237,043	—	—	—	1,962	—	—	1,962
Net issuance of common stock upon vesting of restricted stock units	216,723	—	—	—	(1,293)	—	—	(1,293)
Stock-based compensation expense	—	—	—	—	5,420	—	—	5,420
Foreign currency translation adjustment	—	—	—	—	—	53	—	53
Net income	—	—	—	—	—	—	7,990	7,990
Balances at March 31, 2025	32,491,187	$32	3,604,278	$4	$322,600	$53	$(173,189)	$149,500

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

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$7,990	$1,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,221	1,263
Stock-based compensation expense	5,420	4,518
Provision for bad debt	—	18
Unrealized foreign currency transaction (gains) losses	35	(4)
Changes in operating assets and liabilities:
Accounts receivable	(457)	(17,123)
Prepaid expenses and other current assets	496	972
Commissions receivable, current and non-current	1,014	1,323
Operating lease right-of-use assets	267	497
Accounts payable	(2,765)	15,868
Accrued expenses and other current liabilities	10,018	1,870
Deferred revenue	335	(2)
Operating lease liabilities	(268)	(667)
Net cash provided by operating activities	23,306	10,440
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(1,133)	(770)
Net cash used in investing activities	(1,133)	(770)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,962	1,428
Tax withholding payments related to net share settlement	(1,293)	(429)
Net cash provided by financing activities	669	999
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	(5)
Net increase in cash, cash equivalents and restricted cash	22,852	10,664
Cash, cash equivalents and restricted cash at beginning of period	102,116	37,956
Cash, cash equivalents and restricted cash at end of period	$124,968	$48,620
Supplemental disclosure of non-cash investing information:
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	$208	$25

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2024 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2025 and results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024 have been made. The Company’s results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and the valuation of accounts and commissions receivables, the expensing and capitalization of website and software development costs, goodwill and acquired intangible assets, stock-based compensation expense and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. These estimates may change, as new events occur and additional information is obtained and actual results could differ materially from these estimates.

Concentrations of Credit Risk and of Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts and commissions receivables. The Company maintains its cash and cash equivalents at accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States and receives commissions from insurance provider customers for insurance policies sold. For the three months ended March 31, 2025, two customers represented 43% and 13% of total revenue, respectively. For the three months ended March 31, 2024, one customer represented 30% of total revenue. As of March 31, 2025, two customers accounted for 41% and 24% of the total accounts and commissions receivables balance (including current and non-current), respectively. As of December 31, 2024, two customers accounted for 40% and 21% of the total accounts and commissions receivable balance (including current and non-current), respectively.

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

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides an allowance against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the allowance. As of March 31, 2025 and December 31, 2024, the Company’s allowance for credit losses was $0.1 million. During the three months ended March 31, 2025 and 2024, the Company wrote off an insignificant amount of uncollectible accounts.

Revenue Recognition

The Company derives its revenue primarily by selling consumer referrals to its insurance provider customers, including insurance carriers, agents and indirect distributors. The Company also generates revenue from commission fees for the sale of policies, primarily in its automotive insurance vertical. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606 Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.

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

Commission Revenue

The Company’s commission revenue consists of the estimated constrained lifetime values (the “constrained LTVs”) of commission payments that the Company expects to receive on the sale of insurance policies to consumers and renewals of such policies. Commission revenue is recognized upon satisfaction of the Company’s performance obligation. The Company considers its performance obligation related to commissions for both the initial policy sale and future renewals of the policy to be satisfied upon submission of the policy application. Therefore, a significant portion of the commission revenue the Company records upon satisfaction of its performance obligation is paid by the Company’s insurance provider customer over a multi-year time frame as policyholders renew and pay the insurance provider for their policies. Commission revenue was insignificant in each of the three months ended March 31, 2025 and 2024.

The current portion of commissions receivable consists of estimated commissions on new policies sold and estimated renewal commissions on policies expected to be renewed within one year, while the non-current portion of commissions receivable consists of commissions for estimated renewals expected to be renewed beyond one year. The Company’s estimate of constrained LTVs underlying the commissions receivable balance is based on an analysis of historical commission payment trends for relevant policies to establish an expected lifetime value and incorporates management’s judgment in interpreting those trends to calculate LTVs and to apply constraints to such LTVs. To the extent that the Company makes changes to its estimates of constrained LTVs, it recognizes any material impact of the change as an adjustment to revenue and commissions receivable in the reporting period in which the change is made.

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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2025	2024
Direct channels	91%	80%
Indirect channels	9%	20%
	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended March 31,
	2025	2024
Automotive	$152,715	$77,538
Home and renters	13,904	12,689
Other	13	838
Total revenue	$166,632	$91,065

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At March 31, 2025 and December 31, 2024, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the accompanying condensed consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.8 million as of December 31, 2024. During the three months ended March 31, 2025, the Company recognized revenue of $1.2 million that was included in the contract liability balance (deferred revenue) at December 31, 2024. The Company recognizes revenue from deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Amounts collected during the period are added to the deferred revenue balance.

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

The Company assesses impairment for uncollectible consideration when information available indicates it is probable that an asset has been impaired. There were no impairments recorded during the three months ended March 31, 2025 and 2024. While the Company is exposed to credit losses due to the non-payment by insurance carriers, it considers the risk of this to be remote.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive income. During the three months ended March 31, 2025 and 2024, advertising expense totaled $119.8 million and $60.2 million, respectively.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company as of and for the year ended December 31, 2025. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

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

3. Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$7,481	$—	$—	$7,481

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$7,403	$—	$—	$7,403

There were no transfers into or out of Level 3 during the three months ended March 31, 2025 and 2024.

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

There were no changes to goodwill for the three months ended March 31, 2025.

Acquired intangible assets consisted of the following (in thousands):

		March 31, 2025
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	9.0	$6,600	$(3,629)	$2,971
Developed technology	3.0	1,700	(1,700)	—
		$8,300	$(5,329)	$2,971

		December 31, 2024
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	9.0	$6,600	$(3,348)	$3,252
Developed technology	3.0	1,700	(1,700)	—
		$8,300	$(5,048)	$3,252

Amortization expense is being recognized over the remaining useful life of the assets. Future amortization expense of the remaining intangible assets as of March 31, 2025 is expected to be as follows (in thousands):

Year Ending December 31,
2025 (remaining nine months)	$845
2026	970
2027	970
2028	186
$2,971

On May 1, 2025, as part of the settlement of litigation, the customer relationships and developed technology intangible assets were sold to the former owners (see Notes 8 and 13).

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued employee compensation and benefits	$3,964	$4,796
Accrued advertising expenses	5,405	2,947
Accrued legal settlement	8,200	300
Other current liabilities	2,298	1,751
	$19,867	$9,794

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

Borrowings are collateralized by substantially all of the Company's assets and property. Under the 2023 Amended Loan Agreement, the Company has agreed to certain affirmative and negative covenants to which it will remain subject until maturity. The covenants include limitations on its ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the 2023 Amended Loan Agreement and through the maturity date, the Company is required to maintain a minimum Adjusted Quick Ratio of 1.10 to 1.00, defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on the Company's balance sheet to (2) current liabilities, including all borrowings outstanding under the 2023 Amended Loan Agreement, but excluding the current portion of deferred revenue (in each case determined in accordance with GAAP). At any time that the Adjusted Quick Ratio is less than 1.30 to 1.00, the Lender shall have the ability to use the Company's cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months. As of March 31, 2025 and December 31, 2024, the Company was in compliance with these covenants and had no amounts outstanding under the revolving line of credit.

On May 1, 2025, the Company and Lender amended the 2023 Amended Loan Agreement, pursuant to which, among other items, the Lender consented to the sale of certain subsidiaries of the Company (see Note 13).

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lowest of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,782,084 shares effective as of January 1, 2025 in accordance with the provisions of the 2018 Plan described above. As of March 31, 2025, 3,033,905 shares remained available for future grant under the 2018 Plan.

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

Option Activity

The Company did not grant common stock options during the three months ended March 31, 2025.

Service-Based RSU Activity

The following table summarizes the Company’s RSU with service-based vesting conditions activity since December 31, 2024:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2024	2,079,245	$15.17
Granted	378,314	21.49
Vested	(189,867)	14.06
Forfeited	(61,893)	17.08
Unvested balance March 31, 2025	2,205,799	$16.30

Performance-Based RSU Activity

The following table summarizes the Company’s RSU with both performance- and service-based vesting conditions (“pRSUs”) activity since December 31, 2024:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2024	327,075	$15.58
Granted	922,016	21.49
Vested	(81,765)	15.58
Forfeited	—	—
Unvested balance March 31, 2025	1,167,326	$20.25

pRSUs outstanding as of December 31, 2024 are vesting over a four-year period based on continued service as the performance condition was met as of January 1, 2025. During the three months ended March 31, 2025, the Company granted 347,840 pRSUs that will vest based on the level of achievement of a Company-specific performance target for the year ended December 31, 2025, from a maximum of 100% of the number of pRSUs granted to a minimum of 33% of the number of pRSUs granted with no vesting if a minimum threshold of target performance is not achieved. Upon achievement of the performance target, the pRSUs will cumulatively vest over a four-year period based on continued service. Additionally, during the three months ended March 31, 2025, the Company granted 574,176 pRSUs that will vest based on the level of achievement of a Company-specific performance target for a 12-month period ending between December 31, 2027 and 2029, from a maximum of 100% of the number of pRSUs granted to a minimum of 10% of the pRSUs granted with no vesting if a minimum threshold of target performance is not achieved during the period.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$9	$36
Sales and marketing	1,565	1,594
Research and development	1,370	1,312
General and administrative	2,476	1,576
	$5,420	$4,518

Stock-based compensation expense in the table above includes $1.1 million and $0.3 million of stock-based compensation for the three months ended March 31, 2025 and 2024, respectively, related to pRSUs.

As of March 31, 2025, unrecognized compensation expense for RSUs, including pRSUs expected to vest, and option awards was $38.3 million, which is expected to be recognized over a weighted average period of 2.5 years.

8. Commitments and Contingencies

Leases

The Company leases office space under various non-cancelable operating leases. There have been no material changes to the Company’s leases during the three months ended March 31, 2025. For additional information, please read Note 12, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Through March 31, 2025, the Company has not incurred any material costs as a result of such indemnification obligations. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2025 and December 31, 2024.

Legal Proceedings and Other Contingencies

On May 15, 2024, Tim Presto, individually and in his capacity as Seller Representative of Ryan McClintock, Edward Hames and Tim Presto, the former equity owners (collectively, the “Sellers”) of Kanopy Insurance Center, LLC, One Eight Software, Inc., Parachute Insurance Services Corp., and Policy Fuel, LLC (collectively, the “Acquired Entities”), brought a civil action (the “Delaware Action”) in the Court of Chancery in the State of Delaware (the “Court”) against the Company alleging, among other things, breaches of the 2021 Equity Purchase Agreement governing the Company’s acquisition of the Sellers’ equity interests in the Acquired Entities. On May 1, 2025, the Company agreed to sell to Messrs. Presto and Hames (collectively, the “Buyers”) the right to receive commissions under the remaining property and casualty carrier contracts related to its direct to consumer agency and certain related software and obligations related to that commission stream by entering into and contemporaneously closing a Purchase and Sale Agreement (the “Purchase Agreement”) with the Buyers. Pursuant to the Purchase Agreement, the Company sold Parachute Insurance Services Corp. and One Eighty Software, Inc. (collectively, the “Parachute Companies”) to the Buyers for cash consideration of $0.5 million and entering into a settlement agreement with the Buyers and Mr. McClintock to resolve all disputes and/or claims asserted by Mr. Presto individually and in his capacity as Seller Representative for himself, Mr. Hames and Mr. McClintock and others in the parties’ litigation.

In accordance with ASC 450 Contingencies, the Company assesses the probability of realizing a material loss contingency for potential losses at each period end. Based on this assessment, the Company has recorded a legal settlement liability of $8.2 million, representing the difference between the fair value of the commissions receivables, customer contracts and developed technology sold in May 2025 to settle the litigation, and proceeds expected to be received for such assets, of which $7.9 million was recorded as legal settlement expense in the three months ended March 31, 2025.

The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of its business. While the outcome of these claims cannot be predicted with certainty, management does not believe, based on its current knowledge, that the outcome of any of these other legal matters will have a material adverse effect on the Company’s consolidated results of operations or financial condition. Notwithstanding the foregoing, the ultimate outcome of any other legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to the Company's business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by other government agencies or private litigants.

9. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.4 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively.

10. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended March 31, 2025 and 2024, the Company recorded expense of $7.2 million and $2.3 million, respectively, related to these arrangements. During the three months ended March 31, 2025 and 2024, the Company paid $4.5 million and $1.0 million, respectively, related to these arrangements. As of March 31, 2025, and December 31, 2024, amounts due to related-party affiliates totaled $5.1 million and $2.5 million, respectively, which are included in accounts payable on the accompanying condensed consolidated balance sheets.

11. Net Income per Share

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$7,990	$1,907

Denominator:
Weighted average basic common shares outstanding	35,879	34,387
Effect of dilutive securities:
Options to purchase common stock	704	523
Restricted stock units	1,084	698
Weighted average diluted common shares outstanding	37,667	35,608

The Company excluded the following potential common shares, presented based on weighted average shares outstanding during the periods, from the computation of diluted net income per share because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	4	419
Restricted stock units	13	410
	17	829

The tables above do not include performance-based awards for which the performance goal had not been met as of period end. As of March 31, 2025 and 2024, the Company had outstanding pRSUs for which the performance goal had not been met as of period end of 922,016 and 327,075, respectively.

12. Segments and Geographical Information

The Company's revenue is from customers in the United States. Long-lived tangible assets held outside of the United States are not material.

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker, or decision-making group (the “CODM”), in deciding how to allocate resources and assess performance. The CODM of the Company is the Chief Executive Officer. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations and comprehensive income and the Company’s operations are managed on a consolidated basis to decide where to allocate and invest additional resources within the business to continue growth. Segment asset information is not provided to the CODM to allocate resources.

As a single reportable segment entity, the Company’s segment performance measure is net income (loss), which is used to monitor budget versus actual results. Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$166,632	$91,065
Less:
Advertising expense	119,772	60,247
Cash operating expense(1)	24,353	23,230
Other segment items, net(2)	14,517	5,681
Net income	$7,990	$1,907

(1) Cash operating expense is primarily comprised of personnel-related costs, technology service costs, professional fees and office-related costs included in cost and operating expense in the Company's consolidated statements of operations and comprehensive income and does not include non-cash depreciation and amortization and stock-based compensation amounts that are included in cost and operating expenses and legal settlement expense that is also included in cost and operating expenses.

(2) Other segment items, net included within net income include depreciation and amortization and stock-based compensation amounts that are non-cash items included in cost and operating expenses, and legal settlement expense that is considered a non-recurring operating expense, as well as interest income and income taxes. These amounts are also reported within the consolidated statements of operations and comprehensive income and consolidated statements of cash flows. See the consolidated financial statements for financial information regarding other segment items, net and the Company’s operating segment.

13. Subsequent Events

On May 1, 2025, the Company entered into a settlement agreement with the Sellers and the Seller Representative to fully and finally resolve all disputes and/or claims whatsoever between them related to the Delaware Action. Under the term of the settlement agreement, on May 1, 2025, the Company, Messrs. Presto and Hames contemporaneously entered into and closed the Purchase Agreement, pursuant to which the Company sold the Parachute Companies to the Buyers for cash consideration of $0.5 million and otherwise subject to the terms and conditions therein (see Note 8).

On May 1, 2025, in connection with the sale of the Parachute Companies, the Company entered into a Loan and Security Modification Agreement pursuant to which, among other items, the Lender consented to the sale of the Parachute Companies and released its security interests in the Parachute Companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2024, on file with the Securities and Exchange Commission. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below, elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. Risk Factors, and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In the three months ended March 31, 2025 and 2024, our total revenue was $166.6 million and $91.1 million, respectively, representing a year-over-year increase of 83.0%. We had net income of $8.0 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively, and had $22.5 million and $7.6 million in adjusted EBITDA for the three months ended March 31, 2025 and 2024, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

Factors Affecting Our Performance

We believe that our performance and future growth depend on a number of factors that present opportunities for us but also pose risks and challenges, including those discussed below, elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. Risk Factors, and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

Auto insurance industry risk

For the three months ended March 31, 2025 and 2024, we derived 92% and 85%, respectively, of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. Furthermore, total revenue from our largest auto insurance carrier customers was 43% and 13% of our revenue for the three months ended March 31, 2025 and 30% of our revenue for the three months ended March 31, 2024. In 2023 and 2022, the auto insurance industry experienced deteriorated underwriting performance due to a rise in claims, inflation, and inadequate policy premiums. This deteriorated underwriting performance caused our insurance carrier customers to reduce spending on new customer acquisition, which had a negative impact on the pricing and demand for consumer referrals in our marketplace throughout 2023. The state of the auto insurance market remains volatile, and while we have seen improvements in spending patterns, including from our two largest carrier customers, not all of our carrier customers have increased their spend in a proportional or significant manner, and a full recovery could be prolonged by further cost inflation, including the impact of potential increased tariffs; increased claim severity and frequency; or insufficient policy premium increases.

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

Increasing the number of insurance providers and their respective spend in our marketplace

Our success also depends on our ability to retain and grow our insurance provider network. Historically, we have generally expanded both the number of insurance providers and the spend per provider on our platform. However, we have also experienced periods of decreasing carrier spend in the automotive insurance vertical as described above.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, legal settlement expense, interest income and income taxes. Adjusted EBITDA is a non-GAAP financial measure that we present in this Quarterly Report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, Adjusted EBITDA may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non-GAAP Financial Measure”.

Variable Marketing Dollars and Margin

We define variable marketing dollars, or VMD, as revenue, as reported in our consolidated statements of operations and comprehensive income, less advertising costs (a component of sales and marketing expense, as reported in our consolidated statements of operations and comprehensive income). We define variable marketing margin, or VMM, as VMD divided by revenue.

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

We also generate revenue from commissions paid to us by insurance carriers for the sale of policies by our direct to consumer, or DTC, insurance agency, primarily in our automotive insurance vertical. Commission revenue is recognized upon satisfaction of our performance obligation, which we consider to be submission of the policy application to the insurance carrier. We recognize revenue based on our constrained estimate of commission payments we expect to receive over the lifetime of the policies sold, which we refer to as constrained LTVs, of commission payments. Commission revenue was insignificant for the three months ended March 31, 2025 and 2024, and we do not expect it to be a material source of revenue in the future.

For the periods presented, our total revenue consisted of revenue generated within our insurance verticals as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Automotive	$152,715	$77,538
Home and renters	13,904	12,689
Other	13	838
Total revenue	$166,632	$91,065

We expect an overall increase in revenue in 2025 as compared to 2024 driven by our automotive and home and renters verticals, as we anticipate increased spending from our carrier partners. We expect revenue from our other insurance verticals to significantly decrease from 2024 to 2025 as a result of our focus on the P&C market.

Cost and Operating Expenses

Our cost and operating expenses consist of cost of revenue, sales and marketing, research and development, general and administrative expenses, and legal settlement expense.

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

Research and Development

Research and development expense consists primarily of personnel-related costs for software development and product management. We have focused our research and development efforts on improving ease of use and functionality of our existing marketplace platform and developing new offerings and internal tools. We primarily expense research and development costs. Direct development costs related to software enhancements that add functionality are capitalized and amortized as a component of cost of revenue. We expect that research and development expense will increase modestly in 2025 as compared to 2024, primarily due to personnel-related costs.

General and Administrative

General and administrative expense consists of personnel-related costs and related expenses for executive, finance, legal, human resources, technical support and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums and payment processing and billing costs. We expect that general and administrative expense will increase in 2025 as compared to 2024, primarily due to personnel-related costs.

Legal settlement

Legal settlement includes costs associated with the settlement of our litigation with the former owners of certain entities acquired in 2021 (see Notes 8 and 13 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

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

Adjusted EBITDA. We define adjusted EBITDA as our net income (loss), excluding the impact of stock-based compensation expense, depreciation and amortization expense, legal settlement expense, interest income and income taxes. The most directly comparable GAAP measure to adjusted EBITDA is net income (loss). We monitor and present in this Quarterly Report on Form 10-Q adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these items in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

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

•
adjusted EBITDA excludes legal settlement expense that affects cash available to us;
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

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income	$7,990	$1,907
Stock-based compensation	5,420	4,518
Depreciation and amortization	1,221	1,263
Legal settlement	7,900	—
Interest income	(708)	(386)
Income tax expense	684	286
Adjusted EBITDA	$22,507	$7,588

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following tables set forth our results of operations for the periods shown:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Statement of Operations Data:
Revenue(1)	$166,632	$91,065
Cost and operating expenses(2):
Cost of revenue	5,380	5,041
Sales and marketing	129,430	70,784
Research and development	7,485	6,844
General and administrative	8,440	6,630
Legal settlement	7,900	—
Total cost and operating expenses	158,635	89,299
Income from operations	7,997	1,766
Other income (expense):
Interest income	708	386
Other income (expense), net	(31)	41
Total other income, net	677	427
Income before income taxes	8,674	2,193
Income tax expense	(684)	(286)
Net income	$7,990	$1,907
Other Financial and Operational Data:
Variable marketing dollars	$46,860	$30,818
Adjusted EBITDA(3)	$22,507	$7,588

(1)  Comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2025	2024
Direct channels	91%	80%
Indirect channels	9%	20%
	100%	100%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$9	$36
Sales and marketing	1,565	1,594
Research and development	1,370	1,312
General and administrative	2,476	1,576
	$5,420	$4,518

(3) See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$166,632	$91,065	$75,567	83.0%

Revenue increased by $75.6 million from $91.1 million for the three months ended March 31, 2024 to $166.6 million for the three months ended March 31, 2025. The increase in revenue was primarily due to an increase of $75.2 million in our automotive vertical, due to an increase in carrier spend for referrals primarily from our two largest customers.

Cost of Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$5,380	$5,041	$339	6.7%
Percentage of revenue	3.2%	5.5%

Cost of revenue increased by $0.3 million from $5.0 million for the three months ended March 31, 2024 to $5.4 million for the three months ended March 31, 2025. Cost of revenue increased primarily due to an increase in third-party call center costs of $0.3 million due primarily to a net increase in call volume and increased usage of the third-party call center, partially offset by a decrease in personnel-related costs of $0.3 million related primarily to decreased headcount in our call center. Amortization of internal use software increased by $0.2 million.

Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing expense	$129,430	$70,784	$58,646	82.9%
Percentage of revenue	77.7%	77.7%

Sales and marketing expense increased by $58.6 million from $70.8 million for the three months ended March 31, 2024 to $129.4 million for the three months ended March 31, 2025. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $59.6 million due to an increase in carrier spend, partially offset by a decrease in office and occupancy costs due of $0.3 million due primarily to lower rent expense and a decrease in personnel-related costs of $0.2 million.

Research and Development

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development expense	$7,485	$6,844	$641	9.4%
Percentage of revenue	4.5%	7.5%

Research and development expense increased by $0.6 million from $6.8 million for the three months ended March 31, 2024 to $7.5 million for the three months ended March 31, 2025. The increase in research and development expense was primarily due to an increase in personnel-related costs of $0.4 million due to increased headcount and increased consulting expense of $0.3 million.

General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative expense	$8,440	$6,630	$1,810	27.3%
Percentage of revenue	5.1%	7.3%

General and administrative expenses increased by $1.8 million from $6.6 million for the three months ended March 31, 2024 to $8.4 million for the three months ended March 31, 2025. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $0.8 million due primarily to increased stock-based compensation. Personnel-related costs included stock-based compensation expense of $2.5 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively. Legal fees and consulting fees also increased by $0.5 million and $0.4 million, respectively.

Legal Settlement

Legal settlement expense for the three months ended March 31, 2025 of $7.9 million consisted of the liability recorded for the settlement of litigation in connection with a prior acquisition (see Notes 8 and 13 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

Other Income (Expense)

Interest income increased from $0.4 million in the three months ended March 31, 2024 to $0.7 million in the three months ended March 31, 2025 due to an increase in interest earned on our cash balances. Other income (expense), net was not significant for any periods presented.

Income Tax Expense

Our income tax expense consisted primarily of state income taxes as well as federal income taxes for the portion of our taxable income that was not offset by operating loss and tax credit carryforwards. We maintain a valuation allowance on our overall net deferred tax asset as it is deemed more likely than not the net deferred tax asset will not be realized.

Variable Marketing Dollars and Margin

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$166,632	$91,065	$75,567	83.0%
Less: total advertising expense (a component of sales and marketing expense)	119,772	60,247
Variable marketing dollars	$46,860	$30,818	$16,042	52.1%
Variable marketing margin	28.1%	33.8%

The increase in variable marketing dollars in the three months ended March 31, 2025 was due primarily to increased carrier spend. The decrease in variable marketing margin for the same period was due to competitive pricing for advertising spend and the relative mix of referral types.

Liquidity and Capital Resources

As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents of $125.0 million and up to $25.0 million of availability under our revolving line of credit pursuant to the 2023 Amended Loan Agreement (defined as the Amended and Restated Loan and Security Agreement, dated as of August 7, 2020 between us and Western Alliance Bank, as Lender, or the 2020 Loan Agreement, as amended by the Loan and Security Modification Agreement dated as of July 15, 2022, or the 2022 Loan Amendment, as amended by the Loan and Security Modification Agreement dated as of August 1, 2023, or the 2023 Consent and Release, as amended by the Loan and Security Modification Agreement, dated as of on August 7, 2023, or the 2023 Loan Amendment, as amended by the Loan and Security Modification Agreement, dated as of September 4, 2024).

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

Borrowings are collateralized by substantially all of our assets and property. Under the 2023 Amended Loan Agreement, we have agreed to certain affirmative and negative covenants to which we will remain subject until maturity. The covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the 2023 Amended Loan Agreement and through the maturity date, we are required to maintain a minimum Adjusted Quick Ratio of 1.10 to 1.00, defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on our balance sheet to (2) current liabilities, including all borrowings outstanding under the 2023 Amended Loan Agreement, but excluding the current portion of deferred revenue (in each case determined in accordance with GAAP). At any time that the Adjusted Quick Ratio is less than 1.30 to 1.00 the Lender shall have the ability to use our cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months. As of March 31, 2025, we were in compliance with these covenants and we had no amounts outstanding under the revolving line of credit.

On May 1, 2025, we and the Lender amended the 2023 Amended Loan Agreement, pursuant to which, among other items, the Lender consented to the sale of certain of our subsidiaries.

We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements, without considering the borrowing availability under our revolving line of credit. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our revenue, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, sales and marketing activities, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$23,306	$10,440
Net cash used in investing activities	(1,133)	(770)
Net cash provided by financing activities	669	999
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	(5)
Net increase in cash, cash equivalents and restricted cash	$22,852	$10,664

Net cash provided by operating activities

Operating activities provided $23.3 million in cash during the three months ended March 31, 2025, primarily resulting from our net income of $8.0 million, net non-cash charges of $6.7 million and net cash provided by changes in our operating assets and liabilities of $8.6 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $7.3 million net increase in accounts payable and accrued expenses and other current liabilities, due primarily to the accrual of legal settlement expense of $7.9 million, and a $1.0 million decrease in commissions receivable. Operating activities provided $10.4 million in cash during the three months ended March 31, 2024, primarily resulting from our net income of $1.9 million, net non-cash charges of $5.8 million and net cash provided by changes in our operating assets and liabilities of $2.7 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $17.7 million increase in accounts payable and accrued expenses and other current liabilities and a $1.3 million and $1.0 million decrease in commissions receivable and prepaid expenses and other current assets, respectively, partially offset by an increase in accounts receivable of $17.1 million.

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

Net cash used in investing activities

Net cash used in investing activities of $1.1 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively, was attributable to the acquisition of property and equipment, which included the capitalization of certain software development costs. During the three months ended March 31, 2025 and 2024, we capitalized $1.0 million and $0.8 million, respectively, of software development costs.

Net cash provided by financing activities

During the three months ended March 31, 2025 and 2024, net cash provided by financing activities was $0.7 million and $1.0 million, respectively. Net cash provided by financing activities during the three months ended March 31, 2025 and 2024 consisted of proceeds received from the exercise of common stock options, partially offset by tax withholding payments relating to net share settlements.

Contractual Obligations and Commitments

Our cash flows are dependent on a number of factors in addition to our operational expenditures, including our contractual and other obligations. As a result, our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

There have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

There have been no material changes to our critical accounting policies from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2024, on file with the Securities and Exchange Commission. For further disclosure, refer to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a credit agreement that provides us with credit at a floating rate of interest. As of March 31, 2025, we had no outstanding borrowings under our revolving line of credit and therefore no material exposure to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings and this item is included in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our subsequent periodic filings with the Securities and Exchange Commission. There has been no material change from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no shares of equity securities sold or issued, or options granted, by us during the three months ended March 31, 2025 that were not registered under the Securities Act, and that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from January 1, 2025 to March 31, 2025.

Item 5. Other Information.

(a) Purchase and Sale Agreement

On May 1, 2025, we contemporaneously entered into and closed a Purchase and Sale Agreement, or the Purchase Agreement, with Tim Presto and Edward Hames, or collectively, the Buyers, pursuant to which we agreed to sell to the Buyers the right to receive certain commissions under the remaining P&C carrier contracts related to our DTC agency and certain related software and obligations related to that commission stream, or the Divested P&C Agency Assets, by selling Parachute Insurance Services Corp. and One Eighty Software, Inc., or collectively, the Parachute Companies, to the Buyers for cash consideration of $0.5 million and entering into a settlement agreement with the Buyers and Mr. McClintock to resolve all disputes and/or claims asserted by Mr. Presto individually and in his capacity as Seller Representative for himself, Mr. Hames and Mr. McClintock and others in the parties’ litigation captioned Presto v. EverQuote, Inc., filed in the Court of Chancery of the State of Delaware.

The foregoing description of the Purchase Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

The Purchase Agreement has been attached as an exhibit to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company, the Divested P&C Agency Assets or the Buyers.

(b) Western Alliance Bank Loan and Security Modification Agreement

On May 1, 2025, we entered into a Loan and Security Modification Agreement, or the 2025 Loan Amendment, with the Lender, which modified the 2023 Amended Loan Agreement between us and the Lender. Pursuant to the 2025 Loan Amendment, the Lender consented to the Purchase Agreement and released its security interests in the Parachute Companies arising under the 2023 Amended Loan Agreement and updated certain other covenants.

The foregoing description of the 2025 Loan Amendment is qualified in its entirety by reference to the full text of the 2025 Loan Amendment, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

(c) Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
David Brainard (Chief Technology Officer)	Adoption (March 17, 2025)	Rule 10b5-1 trading arrangement	Sale	Until March 31, 2026, or such earlier date upon which all transactions are completed or expire without execution	Indeterminable (1)
Julia Brncic (General Counsel)	Adoption (March 17, 2025)	Rule 10b5-1 trading arrangement	Sale	Until September 20, 2025, or such earlier date upon which all transactions are completed or expire without execution	Indeterminable (2)

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

(2) Ms. Brncic's Rule 10b5-1 Trading Plan provides for the sale of an indeterminable number of shares of common stock from the settlement of RSUs. The shares of common stock is unknown as the number will vary based on the extent to which vesting conditions of the RSUs are satisfied, the market price of the Company’s common stock at the time of settlement and the amount of shares that would otherwise be issuable on each settlement date of a covered RSU that are sold or withheld in an amount sufficient to satisfy applicable tax withholding obligations.

Item 6. Exhibits.

Exhibit Number	Description

10.1#	Purchase and Sale Agreement, dated May 1, 2025, by and among Tim Presto, Edward Hames and the Company

10.2	Loan and Security Agreement Modification Agreement, dated May 1, 2025, by and between Western Alliance Bank and the Company

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

# This filing excludes certain schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment for any schedules or exhibits so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERQUOTE, INC.

Date: May 7, 2025	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Joseph Sanborn
Joseph Sanborn Chief Financial Officer and Treasurer (Principal Financial Officer)