Form 10-Q
period 2025-06-30
EverQuote, Inc.
filed 2025-08-05
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of June 30, 2025, the registrant had 32,908,579 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 3,604,278 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

•
any impacts of economic or legislative developments, including inflation, potential tariffs and the One Big Beautiful Bill Act; and
•
the future trading prices of our Class A common stock, including any impacts resulting from our share repurchase program.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$148,188	$102,116
Accounts receivable, net	54,960	61,346
Commissions receivable, current portion	—	3,007
Prepaid expenses and other current assets	6,325	5,311
Total current assets	209,473	171,780
Property and equipment, net	7,169	6,176
Goodwill	21,501	21,501
Acquired intangible assets, net	—	3,252
Operating lease right-of-use assets	2,956	3,409
Commissions receivable, non-current portion	—	4,092
Other assets	320	320
Total assets	$241,419	$210,530
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$58,993	$59,975
Accrued expenses and other current liabilities	7,339	9,794
Deferred revenue	1,646	1,765
Operating lease liabilities	1,214	1,115
Total current liabilities	69,192	72,649
Operating lease liabilities, net of current portion	1,960	2,513
Total liabilities	71,152	75,162
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 32,908,579 shares and 32,037,421 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	33	32
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 3,604,278 shares issued and outstanding at June 30, 2025 and December 31, 2024	4	4
Additional paid-in capital	328,546	316,511
Accumulated other comprehensive income	172	—
Accumulated deficit	(158,488)	(181,179)
Total stockholders' equity	170,267	135,368
Total liabilities and stockholders' equity	$241,419	$210,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$156,629	$117,140	$323,261	$208,205
Cost and operating expenses:
Cost of revenue	4,842	5,011	10,222	10,052
Sales and marketing	121,055	90,913	250,485	161,697
Research and development	7,772	7,043	15,257	13,887
General and administrative	8,460	7,881	16,900	14,511
Legal settlement	332	—	8,232	—
Total cost and operating expenses	142,461	110,848	301,096	200,147
Income from operations	14,168	6,292	22,165	8,058
Other income (expense):
Interest income	918	456	1,626	842
Other income (expense), net	(22)	60	(53)	101
Total other income, net	896	516	1,573	943
Income before income taxes	15,064	6,808	23,738	9,001
Income tax expense	(363)	(406)	(1,047)	(692)
Net income	$14,701	$6,402	$22,691	$8,309
Net income per share:
Basic	$0.40	$0.18	$0.63	$0.24
Diluted	$0.39	$0.17	$0.60	$0.23
Weighted average common shares outstanding:
Basic	36,327	34,910	36,104	34,649
Diluted	38,014	36,698	37,841	36,154

Comprehensive income:
Net income	$14,701	$6,402	$22,691	$8,309
Other comprehensive income (loss):
Foreign currency translation adjustment	119	2	172	(6)
Comprehensive income	$14,820	$6,404	$22,863	$8,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	32,037,421	$32	3,604,278	$4	$316,511	$—	$(181,179)	$135,368
Issuance of common stock upon exercise of stock options	237,043	—	—	—	1,962	—	—	1,962
Net issuance of common stock upon vesting of restricted stock units	216,723	—	—	—	(1,293)	—	—	(1,293)
Stock-based compensation expense	—	—	—	—	5,420	—	—	5,420
Foreign currency translation adjustment	—	—	—	—	—	53	—	53
Net income	—	—	—	—	—	—	7,990	7,990
Balances at March 31, 2025	32,491,187	32	3,604,278	4	322,600	53	(173,189)	149,500
Issuance of common stock upon exercise of stock options	49,825	—	—	—	373	—	—	373
Net issuance of common stock upon vesting of restricted stock units	367,567	1	—	—	(987)	—	—	(986)
Stock-based compensation expense	—	—	—	—	6,560	—	—	6,560
Foreign currency translation adjustment	—	—	—	—	—	119	—	119
Net income	—	—	—	—	—	—	14,701	14,701
Balances at June 30, 2025	32,908,579	$33	3,604,278	$4	$328,546	$172	$(158,488)	$170,267

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

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$22,691	$8,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,139	2,499
Stock-based compensation expense	11,980	9,858
Provision for bad debt	—	8
Unrealized foreign currency transaction (gains) losses	110	(3)
Litigation accrual settled with sale of assets	7,841	—
Changes in operating assets and liabilities:
Accounts receivable	6,386	(26,860)
Prepaid expenses and other current assets	(995)	1,314
Commissions receivable, current and non-current	1,873	2,644
Operating lease right-of-use assets	548	1,252
Other assets	—	(291)
Accounts payable	(1,018)	24,483
Accrued expenses and other current liabilities	(2,288)	1,038
Deferred revenue	(119)	27
Operating lease liabilities	(545)	(1,460)
Net cash provided by operating activities	48,603	22,818
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(2,594)	(1,622)
Net cash used in investing activities	(2,594)	(1,622)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,335	2,614
Tax withholding payments related to net share settlement	(2,279)	(843)
Net cash provided by financing activities	56	1,771
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	(4)
Net increase in cash, cash equivalents and restricted cash	46,072	22,963
Cash, cash equivalents and restricted cash at beginning of period	102,116	37,956
Cash, cash equivalents and restricted cash at end of period	$148,188	$60,919
Supplemental disclosure of non-cash information:
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	$164	$345
Assets sold in settlement of litigation accrual	$8,141	$—
Operating lease liabilities arising from obtaining right-of-use assets	$—	$2,694

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements, without considering borrowing availability under the Company’s new credit facility (see Note 13).

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2024 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2025 and results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024 have been made. The Company’s results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and the valuation of accounts receivable, the expensing and capitalization of website and software development costs, goodwill, stock-based compensation expense and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. These estimates may change, as new events occur and additional information is obtained and actual results could differ materially from these estimates.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the three months ended June 30, 2025, two customers represented 35% and 11% of total revenue, respectively. For the three months ended June 30, 2024, one customer represented 37% of total revenue. For the six months ended June 30, 2025, two customers represented 39% and 12% of total revenue, respectively. For the six months ended June 30, 2024, one customer represented 34% of total revenue. As of June 30, 2025, one customer accounted for 32% of accounts receivable. As of December 31, 2024, two customers accounted for 40% and 21% of the total accounts and commissions receivable balance (including current and non-current), respectively.

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

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides an allowance against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the allowance. As of June 30, 2025 and December 31, 2024, the Company’s allowance for credit losses was $0.1 million. During the three and six months ended June 30, 2025 and 2024, the Company wrote off insignificant amounts of uncollectible accounts.

Revenue Recognition

The Company derives its revenue primarily by selling consumer referrals to its insurance provider customers, including insurance carriers, agents and indirect distributors. The Company also generated revenue from commission fees for the sale of policies, primarily in its automotive insurance vertical as part of its direct to consumer agency. In May 2025, the Company sold the right to receive commissions under its remaining property and casualty carrier contracts related to its direct to consumer agency to settle a litigation matter (see Note 8).

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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct channels	86%	83%	89%	82%
Indirect channels	14%	17%	11%	18%
	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Automotive	$139,584	$102,622	$292,299	$180,160
Home and renters	17,034	13,884	30,938	26,573
Other	11	634	24	1,472
Total revenue	$156,629	$117,140	$323,261	$208,205

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At June 30, 2025 and December 31, 2024, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the accompanying condensed consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.8 million as of December 31, 2024. During the six months ended June 30, 2025, the Company recognized revenue of $1.2 million that was included in the contract liability balance (deferred revenue) at December 31, 2024. The Company recognizes revenue from deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Amounts collected during the period are added to the deferred revenue balance.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive income. During the three months ended June 30, 2025 and 2024, advertising expense totaled $111.1 million and $80.7 million, respectively. During the six months ended June 30, 2025 and 2024, advertising expense totaled $230.9 million and $140.9 million, respectively.

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

3. Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at June 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$7,560	$—	$—	$7,560

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$7,403	$—	$—	$7,403

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2025 and 2024.

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

4. Goodwill and Acquired Intangible Assets

Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. To date, the Company has had no impairments to goodwill. There were no changes to goodwill for the three and six months ended June 30, 2025.

Acquired intangible assets consisted of customer relationships and developed technology related to the Company's acquisition of Policy Fuel, LLC and its affiliated entities, Kanopy Insurance Center, LLC, One Eight Software, Inc., Parachute Insurance Services Corp., collectively referred to as “PolicyFuel,” and had a carrying value of $3.3 million at December 31, 2024. On May 1, 2025, as part of the settlement of litigation, the customer relationships and developed technology intangible assets were sold to the former owners of PolicyFuel (see Note 8).

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued employee compensation and benefits	$3,866	$4,796
Accrued advertising expenses	2,287	2,947
Other current liabilities	1,186	2,051
	$7,339	$9,794

6. Loan and Security Agreement

The Company had availability to borrow up to $25.0 million under its revolving line of credit pursuant to the 2023 Amended Loan Agreement (defined as the Amended and Restated Loan and Security Agreement, dated as of August 7, 2020 between the Company and Western Alliance Bank (the "Lender"), as amended by the Loan and Security Modification Agreement dated as of July 15, 2022, as amended by the Loan and Security Modification Agreement dated as of August 1, 2023, as amended by the Loan and Security Modification Agreement, dated as of August 7, 2023, as amended by the Loan and Security Modification Agreement, dated as of September 4, 2024). Pursuant to the 2023 Amended Loan Agreement, borrowings under the revolving line of credit could not exceed 85% of eligible accounts receivable balances, would bear interest at the greater of 7.0% or the prime rate as published in The Wall Street Journal and would have matured on July 15, 2025. In an event of default, as defined in the 2023 Amended Loan Agreement, and until such event is no longer continuing, the annual interest rate to be charged would be the annual rate otherwise applicable to borrowings under the 2023 Amended Loan Agreement plus 5.00%.

On May 1, 2025, in connection with the sale of certain of the PolicyFuel entities, the Company entered into a Loan and Security Modification Agreement pursuant to which, among other items, the Lender consented to the sale and released its security interests in these entities.

Borrowings would have been collateralized by substantially all of the Company's assets and property. Under the 2023 Amended Loan Agreement, the Company agreed to certain affirmative and negative covenants to which it remained subject until maturity. The covenants included limitations on its ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the 2023 Amended Loan Agreement and through the maturity date, the Company was required to maintain a minimum Adjusted Quick Ratio of 1.10 to 1.00, defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on the Company's balance sheet to (2) current liabilities, including all borrowings outstanding under the 2023 Amended Loan Agreement, but excluding the current portion of deferred revenue (in each case determined in accordance with GAAP). At any time that the Adjusted Quick Ratio was less than 1.30 to 1.00, the Lender had the ability to use the Company's cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio was equal to or greater than 1.30 to 1.00 for two consecutive months. As of June 30, 2025 and December 31, 2024, the Company was in compliance with these covenants and had no amounts outstanding under the revolving line of credit. The 2023 Amended Loan Agreement expired on July 15, 2025. On August 1, 2025, the Company entered into a new credit agreement (see Note 13).

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan automatically increases on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, by an amount equal to the lowest of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,782,084 shares effective as of January 1, 2025 in accordance with the provisions of the 2018 Plan described above. As of June 30, 2025, 2,593,467 shares remained available for future grant under the 2018 Plan.

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

Option Activity

The Company did not grant common stock options during the six months ended June 30, 2025.

Service-Based RSU Activity

The following table summarizes the Company’s RSU with service-based vesting conditions activity since December 31, 2024:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2024	2,079,245	$15.17
Granted	892,697	22.53
Vested	(574,934)	16.06
Forfeited	(97,895)	16.07
Unvested balance June 30, 2025	2,299,113	$17.77

Performance-Based RSU Activity

The following table summarizes the Company’s RSU with both performance- and service-based vesting conditions (“pRSUs”) activity since December 31, 2024:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2024	327,075	$15.58
Granted	922,016	21.49
Vested	(102,208)	15.58
Forfeited	—	—
Unvested balance June 30, 2025	1,146,883	$20.33

pRSUs outstanding as of December 31, 2024 are vesting over a four-year period based on continued service as the performance condition was met as of January 1, 2025. In the first quarter of 2025, the Company granted 347,840 pRSUs that will vest based on the level of achievement of a Company-specific performance target for the year ended December 31, 2025, from a maximum of 100% of the number of pRSUs granted to a minimum of 33% of the number of pRSUs granted with no vesting if a minimum threshold of target performance is not achieved. Upon achievement of the performance target, the pRSUs will cumulatively vest over a four-year period based on continued service. Additionally, during the first quarter of 2025, the Company granted 574,176 pRSUs that will vest based on the level of achievement of a Company-specific performance target for a 12-month period ending between December 31, 2027 and 2029, from a maximum of 100% of the number of pRSUs granted to a minimum of 10% of the pRSUs granted with no vesting if a minimum threshold of target performance is not achieved during the period.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$39	$42	$48	$78
Sales and marketing	2,006	1,652	3,571	3,246
Research and development	1,558	1,426	2,928	2,738
General and administrative	2,957	2,220	5,433	3,796
	$6,560	$5,340	$11,980	$9,858

Stock-based compensation expense in the table above includes $1.7 million and $0.9 million of stock-based compensation for the three months ended June 30, 2025 and 2024, respectively, and $2.8 million and $1.2 million of stock-based compensation for the six months ended June 30, 2025 and 2024, respectively, related to pRSUs.

As of June 30, 2025, unrecognized compensation expense for RSUs, including pRSUs expected to vest, and option awards was $39.8 million, which is expected to be recognized over a weighted average period of 2.7 years.

8. Commitments and Contingencies

Leases

The Company leases office space under various non-cancelable operating leases. There have been no material changes to the Company’s leases during the three and six months ended June 30, 2025. For additional information, please read Note 12, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Through June 30, 2025, the Company has not incurred any material costs as a result of such indemnification obligations. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2025 and December 31, 2024.

Purchase Commitment

In June 2025, the Company entered into a five-year, $18.5 million purchase commitment, in the ordinary course of business, for advertising with specified annual minimum payment amounts through July 2029. The remaining purchase commitment as of June 30, 2025 was $18.5 million, of which $3.0 million relates to the next twelve months.

Legal Proceedings and Other Contingencies

On May 15, 2024, Tim Presto, individually and in his capacity as Seller Representative of Ryan McClintock, Edward Hames and Tim Presto, the former equity owners (collectively, the “Sellers”) of Kanopy Insurance Center, LLC, One Eight Software, Inc., Parachute Insurance Services Corp., and Policy Fuel, LLC (collectively, the “Acquired Entities”), brought a civil action in the Court of Chancery in the State of Delaware (the “Court”) against the Company alleging, among other things, breaches of the 2021 Equity Purchase Agreement governing the Company’s acquisition of the Sellers’ equity interests in the Acquired Entities. On May 1, 2025, the Company agreed to sell to Messrs. Presto and Hames (collectively, the “Buyers”) the right to receive commissions under the remaining property and casualty carrier contracts related to its direct to consumer agency and certain related software and obligations related to that commission stream by entering into and contemporaneously closing a Purchase and Sale Agreement (the “Purchase Agreement”) with the Buyers. Pursuant to the Purchase Agreement, the Company sold Parachute Insurance Services Corp. and One Eighty Software, Inc. (collectively, the “Parachute Companies”) to the Buyers for cash consideration of $0.5 million and entered into a settlement agreement with the Buyers and Mr. McClintock to resolve all disputes and/or claims asserted by Mr. Presto individually and in his capacity as Seller Representative for himself, Mr. Hames and Mr. McClintock and others in the parties’ litigation.

As of March 31, 2025, the Company had recorded a litigation accrual of $8.2 million, representing the difference between the estimated fair value of the commissions receivables, customer contracts and developed technology sold in May 2025 to settle the litigation, and proceeds expected to be received for such assets of $0.5 million, of which $7.9 million was recorded as legal settlement expense in the first quarter of 2025 and $0.3 million had been recorded in prior periods. During the three months ended June 30, 2025, the litigation accrual was reduced by $0.1 million, which was recorded as a reduction of legal settlement expense. The Company also recorded $0.4 million of legal expenses related to the settlement in the three months ended June 30, 2025 as legal settlement expense. The litigation accrual of $8.1 million was settled by the derecognition of the assets sold, consisting of commissions receivables and intangible assets, including customer relationships and developed technology. The carrying value of the commissions receivables and intangible assets sold was $5.7 million and $2.9 million, respectively, as of May 1, 2025.

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

9. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.4 million and $0.2 million during the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $0.4 million during the six months ended June 30, 2025 and 2024, respectively.

10. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended June 30, 2025 and 2024, the Company recorded expense of $11.4 million and $3.6 million, respectively, related to these arrangements. During the three months ended June 30, 2025 and 2024, the Company paid $7.2 million and $3.4 million, respectively, related to these arrangements. During the six months ended June 30, 2025 and 2024, the Company recorded expense of $18.6 million and $5.9 million, respectively, related to these arrangements. During the six months ended June 30, 2025 and 2024, the Company paid $11.8 million and $4.4 million, respectively, related to these arrangements. As of June 30, 2025, and December 31, 2024, amounts due to related-party affiliates totaled $9.3 million and $2.5 million, respectively, which are included in accounts payable on the accompanying condensed consolidated balance sheets.

11. Net Income per Share

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$14,701	$6,402	$22,691	$8,309

Denominator:
Weighted average basic common shares outstanding	36,327	34,910	36,104	34,649
Effect of dilutive securities:
Options to purchase common stock	636	751	670	637
Restricted stock units	1,051	1,037	1,067	868
Weighted average diluted common shares outstanding	38,014	36,698	37,841	36,154

The Company excluded the following potential common shares, presented based on weighted average shares outstanding during the periods, from the computation of diluted net income per share because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	3	195	3	307
Restricted stock units	11	76	12	243
	14	271	15	550

The tables above do not include performance-based awards for which the performance goal had not been met as of period end. As of June 30, 2025 and 2024, the Company had outstanding pRSUs for which the performance goal had not been met as of period end of 922,016 and 327,075, respectively.

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

As a single reportable segment entity, the Company’s segment performance measure is net income (loss), which is used to monitor budget versus actual results. Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$156,629	$117,140	$323,261	$208,205
Less:
Advertising expense	111,109	80,685	230,881	140,932
Cash operating expense(1)	23,564	23,527	47,917	46,757
Other segment items, net(2)	7,255	6,526	21,772	12,207
Net income	$14,701	$6,402	$22,691	$8,309

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

13. Subsequent Events

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As the legislation was not signed into law until the Company’s third quarter of 2025, the impacts are not included in its operating results for the three and six months ended June 30, 2025. The Company is evaluating the impact of the OBBBA on its consolidated financial statements.

Share Repurchase Program

On July 22, 2025, the Company’s board of directors authorized a share repurchase program for up to $50.0 million of the Company’s Class A common stock for one year from the board approval date. Share repurchases under the new $50.0 million program may be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or by other legally permissible means. The share repurchase program does not obligate the Company to acquire a specific number of shares, and may be suspended, modified, or terminated at any time, without prior notice.

Credit Agreement

On August 1, 2025, the Company entered into a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility (the “Revolving Facility”) among the Company, as borrower, Western Alliance Bank, as administrative agent and collateral agent for the lenders (the “Agent”) and as a lender itself, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement provides for a $60.0 million senior secured revolving line of credit. Subject to customary terms and conditions (including the absence of any default or event of default under the Credit Agreement), the Company shall have the right, from time to time, to request incremental revolving commitments in an aggregate amount not to exceed up to $25.0 million during the term of the Credit Agreement. Availability under the Credit Agreement will terminate on August 1, 2028 (the “Revolving Commitment Period”), and all outstanding revolving loans must be paid on or before such date. The Company will pay a commitment fee of 0.075% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Period.

Pursuant to the Credit Agreement, borrowings under the Revolving Facility cannot exceed 85% of eligible accounts receivable balances. Outstanding borrowings under the Revolving Facility bear interest, at the Company’s election, at a per annum rate equal to (i) an adjusted term secured overnight financing rate for a one-month tenor (“Term SOFR”) plus 2.10% or (ii) the higher of the “prime rate” quoted in The Wall Street Journal, the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus 0.50%, or Term SOFR plus 1.00% (“ABR”), plus 1.10%. The Company may elect, from time to time, to convert all or any part of our Term SOFR loans to ABR loans or to convert all or any part of the ABR loans to Term SOFR loans. In an event of default, as defined in the Credit Agreement, and until such event is no longer continuing, the annual interest rate to be charged will be the annual rate otherwise applicable to borrowings at such time plus 2.00%.

Borrowings are collateralized by substantially all of the Company's assets and property. Under the Credit Agreement, the Company has agreed to certain affirmative and negative covenants, reporting requirements and other customary requirements to which it will remain subject until maturity. The covenants include limitations on its ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Credit Agreement and through the maturity date, for any period the Company does not maintain a minimum Adjusted Quick Ratio of 1.30 to 1.00, defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on the Company's balance sheet (excluding accounts receivable that are more than 90 days past due, intercompany receivables, and receivables subject to dispute) to (2) current liabilities, including all borrowings outstanding under Credit Agreement, but excluding the current portion of deferred revenue (in each case determined substantially in accordance with GAAP), the Agent shall have the ability to use the Company's cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months.

The Credit Agreement includes usual and customary events of default for credit facilities of this nature, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to certain other indebtedness, bankruptcy, and the occurrence of a change of control or of a material adverse effect.

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

In the three months ended June 30, 2025 and 2024, our total revenue was $156.6 and $117.1 million, respectively, representing a year-over-year increase of 33.7%. We had net income of $14.7 million and $6.4 million for the three months ended June 30, 2025 and 2024, respectively, and had $22.0 and $12.9 million in adjusted EBITDA for the three months ended June 30, 2025 and 2024, respectively. In the six months ended June 30, 2025 and 2024, our total revenue was $323.3 million and $208.2 million, respectively, representing a year-over-year increase of 55.3%. We had net income of $22.7 million and $8.3 million for the six months ended June 30, 2025 and 2024, respectively, and had $44.5 million and $20.5 million in adjusted EBITDA for the six months ended June 30, 2025 and 2024, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

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

Auto insurance industry risk

For the six months ended June 30, 2025 and 2024, we derived 90% and 87%, respectively, of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. Furthermore, total revenue from our largest auto insurance carrier customers was 39% and 12% of our revenue for the six months ended June 30, 2025. In 2023 and 2022, the auto insurance industry experienced deteriorated underwriting performance due to a rise in claims, inflation, and inadequate policy premiums. This deteriorated underwriting performance caused our insurance carrier customers to reduce spending on new customer acquisition, which had a negative impact on the pricing and demand for consumer referrals in our marketplace throughout 2023. The state of the auto insurance market remains volatile, and while we have seen improvements in spending patterns, including from our two largest carrier customers, not all of our carrier customers have increased their spend in a proportional or significant manner, and a full recovery could be prolonged by further cost inflation, including the impact of potential increased tariffs; increased claim severity and frequency; or insufficient policy premium increases.

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

Regulation

Our revenue and earnings may fluctuate from time to time as a result of changes to federal, state, and industry-based laws and regulations, or changes to standards concerning the enforcement thereof. Our business could be affected directly because we operate websites, conduct telephonic and email marketing, and collect, store, share, and use consumer information and other data. Our business also could be affected indirectly if our customers were to adjust their operations as a result of regulatory changes and enforcement activity. For example, on January 26, 2024, the Federal Communications Commission, or FCC, published regulations which, among other things, would have amended the consent requirements of the Telephone Consumer Protection Act, or TCPA, by requiring “one-to-one consent” for outbound telemarketing calls or texts made using an automatic telephone dialing system or pre-recorded or artificial voice messages to wireless or residential numbers. On January 24, 2025, the United States Court of Appeals for the Eleventh Circuit vacated these amended regulations, which were scheduled to go into effect on January 27, 2025. Also, on June 20, 2025, the Supreme Court of the United States held that the Hobbs Act does not bind district courts in civil enforcement proceedings to an agency’s interpretation of a statute, including the FCC’s interpretation of the TCPA. It remains unclear whether or how government agencies or legislatures will revisit telephone call consent issues.

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

For the periods presented, our total revenue consisted of revenue generated within our insurance verticals as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Automotive	$139,584	$102,622	$292,299	$180,160
Home and renters	17,034	13,884	30,938	26,573
Other	11	634	24	1,472
Total revenue	$156,629	$117,140	$323,261	$208,205

We expect an overall increase in revenue in 2025 as compared to 2024, driven by our automotive and home and renters verticals, as we anticipate increased spending from our carrier partners. We expect revenue from our other insurance verticals to be insignificant in 2025 as a result of our focus on the P&C market.

Cost and Operating Expenses

Our cost and operating expenses consist of cost of revenue, sales and marketing, research and development, general and administrative, and legal settlement expense.

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

Legal settlement

Legal settlement includes costs associated with the settlement of our litigation with the former owners of certain entities acquired in 2021 (see Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

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

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$14,701	$6,402	$22,691	$8,309
Stock-based compensation	6,560	5,340	11,980	9,858
Depreciation and amortization	918	1,236	2,139	2,499
Legal settlement	332	—	8,232	—
Interest income	(918)	(456)	(1,626)	(842)
Income tax expense	363	406	1,047	692
Adjusted EBITDA	$21,956	$12,928	$44,463	$20,516

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following tables set forth our results of operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Statement of Operations Data:
Revenue(1)	$156,629	$117,140	$323,261	$208,205
Cost and operating expenses(2):
Cost of revenue	4,842	5,011	10,222	10,052
Sales and marketing	121,055	90,913	250,485	161,697
Research and development	7,772	7,043	15,257	13,887
General and administrative	8,460	7,881	16,900	14,511
Legal settlement	332	—	8,232	—
Total cost and operating expenses	142,461	110,848	301,096	200,147
Income from operations	14,168	6,292	22,165	8,058
Other income (expense):
Interest income	918	456	1,626	842
Other income (expense), net	(22)	60	(53)	101
Total other income, net	896	516	1,573	943
Income before income taxes	15,064	6,808	23,738	9,001
Income tax expense	(363)	(406)	(1,047)	(692)
Net income	$14,701	$6,402	$22,691	$8,309
Other Financial and Operational Data:
Variable marketing dollars	$45,520	$36,455	$92,380	$67,273
Adjusted EBITDA(3)	$21,956	$12,928	$44,463	$20,516

(1)  Comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct channels	86%	83%	89%	82%
Indirect channels	14%	17%	11%	18%
	100%	100%	100%	100%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$39	$42	$48	$78
Sales and marketing	2,006	1,652	3,571	3,246
Research and development	1,558	1,426	2,928	2,738
General and administrative	2,957	2,220	5,433	3,796
	$6,560	$5,340	$11,980	$9,858

(3) See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$156,629	$117,140	$39,489	33.7%

Revenue increased by $39.5 million from $117.1 million for the three months ended June 30, 2024 to $156.6 million for the three months ended June 30, 2025. The increase in revenue was primarily due to an increase of $37.0 million in our automotive vertical, due to an increase in carrier spend for referrals, primarily from our two largest customers. Revenue also increased in our home and renters vertical by $3.2 million due to an increase in carrier spend for referrals.

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$323,261	$208,205	$115,056	55.3%

Revenue increased by $115.1 million from $208.2 million for the six months ended June 30, 2024 to $323.3 million for the six months ended June 30, 2025. The increase in revenue was primarily due to an increase of $112.1 million in our automotive vertical, due to an increase in carrier spend for referrals, primarily from our two largest customers. Revenue also increased in our home and renters vertical by $4.4 million due to an increase in carrier spend for referrals.

Cost of Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$4,842	$5,011	$(169)	-3.4%
Percentage of revenue	3.1%	4.3%

Cost of revenue decreased by $0.2 million from $5.0 million for the three months ended June 30, 2024 to $4.8 million for the three months ended June 30, 2025. Cost of revenue decreased primarily due to a decrease in personnel-related costs related primarily to decreased headcount in our call center, partially offset by an increase in third-party call center costs due to a net increase in call volume and increased usage of the third-party call center.

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$10,222	$10,052	$170	1.7%
Percentage of revenue	3.2%	4.8%

Cost of revenue increased by $0.2 million from $10.1 million for the six months ended June 30, 2024 to $10.2 million for the six months ended June 30, 2025. Cost of revenue increased primarily due to an increase in hosting costs. Increases in third-party call center costs due to increases in call volume and usage were offset by decreases in personnel-related costs related primarily to decreased headcount in our call center.

Sales and Marketing

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing expense	$121,055	$90,913	$30,142	33.2%
Percentage of revenue	77.3%	77.6%

Sales and marketing expense increased by $30.1 million from $90.9 million for the three months ended June 30, 2024 to $121.1 million for the three months ended June 30, 2025. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $30.4 million due to an increase in carrier spend, partially offset by a decrease in office and occupancy costs of $0.4 million due primarily to lower rent expense and a decrease in amortization of $0.3 million due to the sale of acquired intangible assets as part of the settlement of litigation.

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing expense	$250,485	$161,697	$88,788	54.9%
Percentage of revenue	77.5%	77.7%

Sales and marketing expense increased by $88.8 million from $161.7 million for the six months ended June 30, 2024 to $250.5 million for the six months ended June 30, 2025. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $90.0 million due to an increase in carrier spend, partially offset by a decrease in office and occupancy costs due of $0.7 million due primarily to lower rent expense and a decrease in amortization of $0.4 million due to the sale of acquired intangible assets as part of the settlement of litigation.

Research and Development

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development expense	$7,772	$7,043	$729	10.4%
Percentage of revenue	5.0%	6.0%

Research and development expense increased by $0.7 million from $7.0 million for the three months ended June 30, 2024 to $7.8 million for the three months ended June 30, 2025. The increase in research and development expense was primarily due to an increase in personnel-related costs due to increased headcount.

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development expense	$15,257	$13,887	$1,370	9.9%
Percentage of revenue	4.7%	6.7%

Research and development expense increased by $1.4 million from $13.9 million for the six months ended June 30, 2024 to $15.3 million for the six months ended June 30, 2025. The increase in research and development expense was primarily due to an increase in personnel-related costs due to increased headcount and increased consulting expense.

General and Administrative

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative expense	$8,460	$7,881	$579	7.3%
Percentage of revenue	5.4%	6.7%

General and administrative expenses increased by $0.6 million from $7.9 million for the three months ended June 30, 2024 to $8.5 million for the three months ended June 30, 2025. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $0.4 million due to increased stock-based compensation. Personnel-related costs included stock-based compensation expense of $3.0 million and $2.2 million for the three months ended June 30, 2025 and 2024, respectively.

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative expense	$16,900	$14,511	$2,389	16.5%
Percentage of revenue	5.2%	7.0%

General and administrative expenses increased by $2.4 million from $14.5 million for the six months ended June 30, 2024 to $16.9 million for the six months ended June 30, 2025. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $1.3 million due to increased stock-based compensation. Personnel-related costs included stock-based compensation expense of $5.4 million and $3.8 million for the six months ended June 30, 2025 and 2024, respectively. Legal fees and consulting fees also increased by $0.5 million and $0.4 million, respectively.

Legal Settlement

Legal settlement expense was $0.3 million and $8.2 million for the three and six months ended June 30, 2025, respectively. Legal settlement expense for the three months ended June 30, 2025 consisted of legal expense related to the settlement of $0.4 million, partially offset by a $0.1 million reduction to the litigation accrual. Legal settlement expense for the six months ended June 30, 2025 consisted of the estimated costs to settle the litigation of $7.8 million and legal expense related to the settlement of $0.4 million. For additional information, see Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Income (Expense)

Interest income increased by $0.5 million and $0.8 million in the three and six months ended June 30, 2025 compared to three and six months ended June 30, 2024, respectively, due to an increase in interest earned on our cash balances. Other income (expense), net was not significant for any periods presented.

Income Tax Expense

For the three and six months ended June 30, 2025, we recorded income tax expense of $0.4 million and $1.0 million, respectively, consisting primarily of state income taxes as well as federal income taxes for the portion of our taxable income that was not offset by operating loss and tax credit carryforwards. For the three and six months ended June 30, 2024, we recorded income tax expense of $0.4 million and $0.7 million, consisting primarily of state income taxes as well as federal income taxes for the portion of our taxable income that was not offset by operating loss and tax credit carryforwards.

At June 30, 2025 and December 31, 2024, we maintained a valuation allowance on our overall net deferred tax asset as it was deemed more likely than not the net deferred tax asset will not be realized. At each reporting period we evaluate the realizability of our deferred tax assets. Based on our recent trend of pre-tax income, it is possible that in the near future there may be sufficient positive evidence to release a portion or all of our valuation allowance. Release of any amount of valuation allowance would result in a benefit to income taxes for the period the release is recorded, which could have a material impact on net income. Release of the valuation allowance is subject to management judgment.

Variable Marketing Dollars and Margin

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$156,629	$117,140	$39,489	33.7%
Less: total advertising expense (a component of sales and marketing expense)	111,109	80,685
Variable marketing dollars	$45,520	$36,455	$9,065	24.9%
Variable marketing margin	29.1%	31.1%

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$323,261	$208,205	$115,056	55.3%
Less: total advertising expense (a component of sales and marketing expense)	230,881	140,932
Variable marketing dollars	$92,380	$67,273	$25,107	37.3%
Variable marketing margin	28.6%	32.3%

The increase in variable marketing dollars in the three and six months ended June 30, 2025 was due primarily to increased carrier spend. The decrease in variable marketing margin for the same period was due to competitive pricing for advertising spend and the relative mix of referral types.

Liquidity and Capital Resources

As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents of $148.2 million and up to $25.0 million of availability under our revolving line of credit. As of June 30, 2025, we had no amounts outstanding under the revolving line of credit and the agreement expired on July 15, 2025. On August 1, 2025, we entered into a credit agreement, or the Credit Agreement, providing for a senior secured revolving credit facility, or the Revolving Facility, among us, as borrower, Western Alliance Bank, as administrative agent and collateral agent for the lenders, or the Agent, and as a lender itself, and the other lenders party thereto (collectively, the Lenders). The Credit Agreement provides for a $60.0 million senior secured revolving line of credit. Subject to customary terms and conditions (including the absence of any default or event of default under the Credit Agreement), we shall have the right, from time to time, to request incremental revolving commitments in an aggregate amount not to exceed up to $25.0 million during the term of the Credit Agreement. Availability under the Credit Agreement will terminate on August 1, 2028, or the Revolving Commitment Period, and all outstanding revolving loans must be paid on or before such date. We will pay a commitment fee of 0.075% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Period.

Pursuant to the Credit Agreement, borrowings under the Revolving Facility cannot exceed 85% of eligible accounts receivable balances. Outstanding borrowings under the Revolving Facility bear interest, at our election, at a per annum rate equal to (i) an adjusted term secured overnight financing rate for a one-month tenor, or the Term SOFR, plus 2.10% or (ii) the higher of the “prime rate” quoted in The Wall Street Journal, the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus 0.50%, or Term SOFR plus 1.00%, or the ABR, plus 1.10%. We may elect, from time to time, to convert all or any part of our Term SOFR loans to ABR loans or to convert all or any part of the ABR loans to Term SOFR loans. In an event of default, as defined in the Credit Agreement, and until such event is no longer continuing, the annual interest rate to be charged will be the annual rate otherwise applicable to borrowings at such time plus 2.00%.

Borrowings are collateralized by substantially all of our assets and property. Under the Credit Agreement, we have agreed to certain affirmative and negative covenants, reporting requirements and other customary requirements to which we will remain subject until maturity. The covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Credit Agreement and through the maturity date, for any period we do not maintain a minimum Adjusted Quick Ratio of 1.30 to 1.00, defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lender plus (y) net accounts receivable reflected on our balance sheet (excluding accounts receivable that are more than 90 days past due, intercompany receivables, and receivables subject to dispute) to (2) current liabilities, including all borrowings outstanding under Credit Agreement, but excluding the current portion of deferred revenue (in each case determined substantially in accordance with GAAP), the Agent shall have the ability to use our cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months.

On July 22, 2025, our board of directors authorized a share repurchase program for up to $50.0 million of our Class A common stock for one year from the board approval date. Share repurchases under the new $50.0 million program may be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or by other legally permissible means. The share repurchase program does not obligate us to acquire a specific number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on market conditions and other factors. Repurchases under the program are expected to be funded from a combination of existing cash balances and future cash flow.

We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements, without considering the borrowing availability under the Credit Agreement. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our revenue, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, sales and marketing activities, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$48,603	$22,818
Net cash used in investing activities	(2,594)	(1,622)
Net cash provided by financing activities	56	1,771
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	(4)
Net increase in cash, cash equivalents and restricted cash	$46,072	$22,963

Net cash provided by operating activities

Operating activities provided $48.6 million in cash during the six months ended June 30, 2025, primarily resulting from our net income of $22.7 million and adjusting for net non-cash charges of $22.1 million, including a litigation accrual of $7.8 million, and net cash provided by changes in our operating assets and liabilities of $3.8 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $6.4 million decrease in accounts receivable and a $1.9 million decrease in commissions receivable, partially offset by a $3.3 million decrease in accounts payable and accrued expenses and other current liabilities and an increase of $1.0 million in prepaid expenses and other current assets. Operating activities provided $22.8 million in cash during the six months ended June 30, 2024, primarily resulting from our net income of $8.3 million and adjusting for net non-cash charges of $12.4 million and net cash provided by changes in our operating assets and liabilities of $2.1 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $25.5 million increase in accounts payable and accrued expenses and other current liabilities and a $2.6 million decrease in commissions receivable, partially offset by an increase in accounts receivable of $26.9 million.

Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities were generally due to changes in our business and timing of customer and vendor invoicing and payments.

Net cash used in investing activities

Net cash used in investing activities of $2.6 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively, was attributable to the acquisition of property and equipment, which included the capitalization of certain software development costs. During the six months ended June 30, 2025 and 2024, we capitalized $2.3 million and $1.5 million, respectively, of software development costs.

Net cash provided by financing activities

During the six months ended June 30, 2025 and 2024, net cash provided by financing activities was $0.1 million and $1.8 million, respectively. Net cash provided by financing activities during the six months ended June 30, 2025 and 2024 consisted of proceeds received from the exercise of common stock options, partially offset by tax withholding payments relating to net share settlements.

Contractual Obligations and Commitments

Our cash flows are dependent on a number of factors in addition to our operational expenditures, including our contractual and other obligations. As a result, our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

In June 2025, we entered into a five-year, $18.5 million purchase commitment, in the ordinary course of business, for advertising with specified annual minimum payment amounts through July 2029. The remaining purchase commitment as of June 30, 2025 was $18.5 million, of which $3.0 million relates to the next twelve months. There have been no other material changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a credit agreement that provides us with credit at a floating rate of interest. As of June 30, 2025, we had no outstanding borrowings under our revolving line of credit and therefore no material exposure to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings and this item is included in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our subsequent periodic filings with the Securities and Exchange Commission. Other than as reflected in the following updated risk factors, there has been no material change from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024:

Fluctuations in our operating results could reduce our cash flow, or trigger restrictions under our credit agreement, cause use to be unable to repurchase shares under our recently announced share repurchase program, either at all or at the times or in the amounts we desire, and as a result our share repurchase program may not be as beneficial as we would like.

On July 22, 2025, our board of directors approved a $50.0 million share repurchase program for one year from the board approval date. This program does not require us to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. If our cash flow decreases as a result of decreased revenue, increased expenses, or other uses of cash, we may not be able to repurchase shares of our Class A common stock at all or at times or in the amounts we desire, including under the terms of our credit facility. As a result, the results of any share repurchase program may not be as beneficial as expected.

If we were required to draw upon our line of credit, indebtedness could adversely affect our ability to operate our business, financial condition and results of operations.

On August 1, 2025, we entered into a new senior secured revolving credit facility with Western Alliance Bank and the other lenders party thereto (collectively, the “Lenders”) providing for a $60.0 million senior secured revolving line of credit, with the right to request an to increase from time to time of up to $25.0 million. This facility replaces the prior $25.0 million revolving line of credit with Western Alliance Bank.

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

In addition, any indebtedness we incur under our current revolving line of credit will bear interest at a variable rate, which would make us vulnerable to increases in the market rate of interest. If the market rate of interest increases, we would have to pay additional interest, which would reduce cash available for our other business needs. We intend to satisfy any future debt service obligations with our existing cash and cash equivalents. Under our new credit facility, our failure to make payments when due or comply with specified covenants, as well as the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, is an event of default. If an event of default occurs and the lenders accelerate any indebtedness then outstanding, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner or at all. In such event, we may not be able to make accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets. In addition, the covenants under our debt instruments, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing on acceptable terms or at all. Any of these events could have a material adverse effect on our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no shares of equity securities sold or issued, or options granted, by us during the three months ended June 30, 2025 that were not registered under the Securities Act, and that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from April 1, 2025 to June 30, 2025.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
George Neble (Board Member)	Adoption (May 16, 2025)	Rule 10b5-1 trading arrangement	Sale	Until April 15, 2026, or such earlier date upon which all transactions are completed or expire without execution	Indeterminable (1)
Mira Wilczek (Board Member)	Adoption (May 22, 2025)	Rule 10b5-1 trading arrangement	Sale	Until May 30, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 15,000 shares

(1) Mr. Neble's Rule 10b5-1 Plan provides for the sale of an indeterminable number of shares of common stock from the settlement of restricted stock units (“RSUs”). The shares of common stock is unknown as the number will vary based on the extent to which vesting conditions of the RSUs are satisfied, the market price of the Company’s common stock at the time of settlement and the amount of shares that would otherwise be issuable on each settlement date of a covered RSU that are sold or withheld in an amount sufficient to satisfy applicable tax withholding obligations.

Item 6. Exhibits.

Exhibit Number	Description

10.1#

Purchase and Sale Agreement, dated May 1, 2025, by and among Tim Presto, Edward Hames and the Company(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on May 7, 2025)

10.2

Loan and Security Agreement Modification Agreement, dated May 1, 2025, by and between Western Alliance Bank and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on May 7, 2025)

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

EVERQUOTE, INC.

Date: August 4, 2025	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2025	By:	/s/ Joseph Sanborn
Joseph Sanborn Chief Financial Officer and Treasurer (Principal Financial Officer)