Form 10-Q
period 2025-09-30
EverQuote, Inc.
filed 2025-11-04
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of September 30, 2025, the registrant had 32,351,643 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 3,604,278 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

•
any impacts of economic or legislative developments, including inflation, increased tariffs and the One Big Beautiful Bill Act, or OBBBA; and
•
the future trading prices of our Class A common stock, including any impacts resulting from our share repurchase program.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$145,766	$102,116
Accounts receivable, net	68,179	61,346
Commissions receivable, current portion	—	3,007
Prepaid expenses and other current assets	10,013	5,311
Total current assets	223,958	171,780
Property and equipment, net	7,620	6,176
Goodwill	21,501	21,501
Acquired intangible assets, net	—	3,252
Operating lease right-of-use assets	2,651	3,409
Commissions receivable, non-current portion	—	4,092
Other assets	320	320
Total assets	$256,050	$210,530
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$67,945	$59,975
Accrued expenses and other current liabilities	8,919	9,794
Deferred revenue	1,389	1,765
Operating lease liabilities	1,239	1,115
Total current liabilities	79,492	72,649
Operating lease liabilities, net of current portion	1,627	2,513
Total liabilities	81,119	75,162
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 32,351,643 shares and 32,037,421 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	32	32
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 3,604,278 shares issued and outstanding at September 30, 2025 and December 31, 2024	4	4
Additional paid-in capital	314,392	316,511
Accumulated other comprehensive income	126	—
Accumulated deficit	(139,623)	(181,179)
Total stockholders' equity	174,931	135,368
Total liabilities and stockholders' equity	$256,050	$210,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$173,940	$144,530	$497,201	$352,735
Cost and operating expenses:
Cost of revenue	4,712	5,450	14,934	15,502
Sales and marketing	135,362	111,794	385,847	273,491
Research and development	7,944	8,026	23,201	21,913
General and administrative	8,382	7,594	25,282	22,105
Legal settlement	—	—	8,232	—
Total cost and operating expenses	156,400	132,864	457,496	333,011
Income from operations	17,540	11,666	39,705	19,724
Other income (expense):
Interest income	992	554	2,618	1,396
Other income (expense), net	(12)	53	(65)	154
Total other income, net	980	607	2,553	1,550
Income before income taxes	18,520	12,273	42,258	21,274
Income tax benefit (expense)	345	(719)	(702)	(1,411)
Net income	$18,865	$11,554	$41,556	$19,863
Net income per share:
Basic	$0.52	$0.33	$1.15	$0.57
Diluted	$0.50	$0.31	$1.10	$0.54
Weighted average common shares outstanding:
Basic	36,218	35,234	36,143	34,845
Diluted	37,731	37,214	37,804	36,509

Comprehensive income:
Net income	$18,865	$11,554	$41,556	$19,863
Other comprehensive income (loss):
Foreign currency translation adjustment	(46)	82	126	76
Comprehensive income	$18,819	$11,636	$41,682	$19,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	32,037,421	$32	3,604,278	$4	$316,511	$—	$(181,179)	$135,368
Issuance of common stock upon exercise of stock options	237,043	—	—	—	1,962	—	—	1,962
Net issuance of common stock upon vesting of restricted stock units	216,723	—	—	—	(1,293)	—	—	(1,293)
Stock-based compensation expense	—	—	—	—	5,420	—	—	5,420
Foreign currency translation adjustment	—	—	—	—	—	53	—	53
Net income	—	—	—	—	—	—	7,990	7,990
Balances at March 31, 2025	32,491,187	32	3,604,278	4	322,600	53	(173,189)	149,500
Issuance of common stock upon exercise of stock options	49,825	—	—	—	373	—	—	373
Net issuance of common stock upon vesting of restricted stock units	367,567	1	—	—	(987)	—	—	(986)
Stock-based compensation expense	—	—	—	—	6,560	—	—	6,560
Foreign currency translation adjustment	—	—	—	—	—	119	—	119
Net income	—	—	—	—	—	—	14,701	14,701
Balances at June 30, 2025	32,908,579	33	3,604,278	4	328,546	172	(158,488)	170,267
Issuance of common stock upon exercise of stock options	105,802	—	—	—	1,059	—	—	1,059
Net issuance of common stock upon vesting of restricted stock units	237,262	—	—	—	(918)	—	—	(918)
Repurchase and retirement of common stock	(900,000)	(1)	—	—	(21,023)	—	—	(21,024)
Stock-based compensation expense	—	—	—	—	6,728	—	—	6,728
Foreign currency translation adjustment	—	—	—	—	—	(46)	—	(46)
Net income	—	—	—	—	—	—	18,865	18,865
Balances at September 30, 2025	32,351,643	$32	3,604,278	$4	$314,392	$126	$(139,623)	$174,931

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

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$41,556	$19,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,950	4,117
Stock-based compensation expense	18,708	15,304
Provision for bad debt	10	16
Unrealized foreign currency transaction losses	96	56
Litigation accrual settled with sale of assets	7,841	—
Changes in operating assets and liabilities:
Accounts receivable	(6,843)	(27,079)
Prepaid expenses and other current assets	(4,688)	312
Commissions receivable, current and non-current	1,873	3,722
Operating lease right-of-use assets	833	1,842
Other assets	—	(291)
Accounts payable	7,937	29,703
Accrued expenses and other current liabilities	(689)	1,113
Deferred revenue	(376)	(93)
Operating lease liabilities	(837)	(2,153)
Net cash provided by operating activities	68,371	46,432
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(3,896)	(3,111)
Net cash used in investing activities	(3,896)	(3,111)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,394	2,902
Repurchase of common stock	(21,024)	—
Tax withholding payments related to net share settlement	(3,197)	(1,350)
Net cash provided by (used in) financing activities	(20,827)	1,552
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	12
Net increase in cash, cash equivalents and restricted cash	43,650	44,885
Cash, cash equivalents and restricted cash at beginning of period	102,116	37,956
Cash, cash equivalents and restricted cash at end of period	$145,766	$82,841
Supplemental disclosure of non-cash information:
Acquisition of property and equipment included in accounts payable and accrued expenses and other current liabilities	$164	$110
Assets sold in settlement of litigation accrual	$8,141	$—
Operating lease liabilities arising from obtaining right-of-use assets	$—	$4,026

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2024 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2025 and results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024 have been made. The Company’s results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025 or any other period.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States. For the three months ended September 30, 2025, two customers represented 34% and 10% of total revenue, respectively. For the three months ended September 30, 2024, one customer represented 47% of total revenue. For the nine months ended September 30, 2025, two customers represented 37% and 11% of total revenue, respectively. For the nine months ended September 30, 2024, one customer represented 39% of total revenue. As of September 30, 2025, two customers accounted for 31% and 15% of accounts receivable, respectively. As of December 31, 2024, two customers accounted for 40% and 21% of the total accounts and commissions receivable balance (including current and non-current), respectively.

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

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides an allowance against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the allowance. As of September 30, 2025 and December 31, 2024, the Company’s allowance for credit losses was $0.1 million. During each of the three and nine months ended September 30, 2025 and 2024, the Company wrote off insignificant amounts of uncollectible accounts.

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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct channels	85%	86%	87%	83%
Indirect channels	15%	14%	13%	17%
	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Automotive	$157,641	$130,005	$449,940	$310,165
Home and renters	16,290	14,142	47,228	40,715
Other	9	383	33	1,855
Total revenue	$173,940	$144,530	$497,201	$352,735

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At September 30, 2025 and December 31, 2024, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the accompanying condensed consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.8 million as of December 31, 2024. During the nine months ended September 30, 2025, the Company recognized revenue of $1.3 million that was included in the contract liability balance (deferred revenue) at December 31, 2024. The Company recognizes revenue from deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Amounts collected during the period are added to the deferred revenue balance.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive income. During the three months ended September 30, 2025 and 2024, advertising expense totaled $123.8 million and $100.6 million, respectively. During the nine months ended September 30, 2025 and 2024, advertising expense totaled $354.7 million and $241.5 million, respectively.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) to introduce a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. Early adoption is permitted in both interim and annual periods in which financials have not been issued. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted as of the beginning of a fiscal year. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

3. Fair Value of Financial Instruments

The following tables present the Company’s fair value hierarchy for assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at September 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$7,639	$—	$—	$7,639

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$7,403	$—	$—	$7,403

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2025 and 2024.

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

4. Goodwill and Acquired Intangible Assets

Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. To date, the Company has had no impairments to goodwill. There were no changes to goodwill for the three and nine months ended September 30, 2025.

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

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued employee compensation and benefits	$4,712	$4,796
Accrued advertising expenses	2,164	2,947
Other current liabilities	2,043	2,051
	$8,919	$9,794

6. Loan and Security Agreement

The Company had availability to borrow up to $25.0 million under its revolving line of credit pursuant to the 2023 Amended Loan Agreement (defined as the Amended and Restated Loan and Security Agreement, dated as of August 7, 2020 between the Company and Western Alliance Bank (the "Lender"), as amended by the Loan and Security Modification Agreement dated as of July 15, 2022, as amended by the Loan and Security Modification Agreement dated as of August 1, 2023, as amended by the Loan and Security Modification Agreement, dated as of August 7, 2023, as amended by the Loan and Security Modification Agreement, dated as of September 4, 2024). Pursuant to the 2023 Amended Loan Agreement, borrowings under the revolving line of credit could not exceed 85% of eligible accounts receivable balances, would bear interest at the greater of 7.0% or the prime rate as published in The Wall Street Journal and have matured on July 15, 2025. In an event of default, as defined in the 2023 Amended Loan Agreement, and until such event is no longer continuing, the annual interest rate to be charged would be the annual rate otherwise applicable to borrowings under the 2023 Amended Loan Agreement plus 5.00%. On May 1, 2025, in connection with the sale of certain of the PolicyFuel entities, the Company entered into a Loan and Security Modification Agreement pursuant to which, among other items, the

Lender consented to the sale and released its security interests in these entities. The 2023 Amended Loan Agreement expired on July 15, 2025.

On August 1, 2025, the Company entered into a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility (the “Revolving Facility”) among the Company, as borrower, Western Alliance Bank, as administrative agent and collateral agent for the lenders (the “Agent”) and as a lender itself, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement provides for a $60.0 million senior secured revolving line of credit. Subject to customary terms and conditions (including the absence of any default or event of default under the Credit Agreement), the Company shall have the right, from time to time, to request incremental revolving commitments in an aggregate amount not to exceed up to $25.0 million during the term of the Credit Agreement. Availability under the Credit Agreement will terminate on August 1, 2028 (the “Revolving Commitment Period”), and all outstanding revolving loans must be paid on or before such date. The Company will pay a commitment fee of 0.075% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Commitment Period.

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

Borrowings are collateralized by substantially all of the Company's assets and property. Under the Credit Agreement, the Company has agreed to certain affirmative and negative covenants, reporting requirements and other customary requirements to which it will remain subject until maturity. The covenants include limitations on its ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Credit Agreement and through the maturity date, for any period the Company does not maintain a minimum Adjusted Quick Ratio of 1.30 to 1.00, defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lenders plus (y) net accounts receivable reflected on the Company's balance sheet (excluding accounts receivable that are more than 90 days past due, intercompany receivables, and receivables subject to dispute) to (2) current liabilities, including all borrowings outstanding under Credit Agreement, but excluding the current portion of deferred revenue (in each case determined substantially in accordance with GAAP), the Agent shall have the ability to use the Company's cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months.

As of September 30, 2025, the Company was in compliance with its covenants and had no amounts outstanding under the Credit Agreement.

7. Equity and Stock-Based Compensation

Share Repurchase Program

On July 22, 2025, the Company’s board of directors authorized a share repurchase program for up to $50.0 million of the Company’s Class A common stock for one year from the board approval date. Share repurchases under the new $50.0 million program may be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or by other legally permissible means. The share repurchase program does not obligate the Company to acquire a specific number of shares, and may be suspended, modified, or terminated at any time, without prior notice. Repurchased shares are immediately retired and resume the status of authorized but unissued shares of common stock.

On August 11, 2025, the Company repurchased 900,000 shares of Class A common stock under the program in a negotiated transaction with a related party at a purchase price of $23.33 per share for an aggregate purchase price of $21.0 million (see Note 10). As of September 30, 2025, $29.0 million remained available for stock repurchases pursuant to the board authorization.

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan automatically increases on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, by an amount equal to the lowest of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,782,084 shares effective as of January 1, 2025 in accordance with the provisions of the 2018 Plan described above. As of September 30, 2025, 1,939,806 shares remained available for future grant under the 2018 Plan.

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

Option Activity

The Company did not grant common stock options during the nine months ended September 30, 2025.

Service-Based RSU Activity

The following table summarizes the Company’s RSU with service-based vesting conditions activity since December 31, 2024:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2024	2,079,245	$15.17
Granted	912,782	22.60
Vested	(829,793)	16.01
Forfeited	(218,278)	15.78
Unvested balance September 30, 2025	1,943,956	$18.23

Performance-Based RSU Activity

The following table summarizes the Company’s RSU with both performance- and service-based vesting conditions (“pRSUs”) activity since December 31, 2024:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2024	327,075	$15.58
Granted	922,016	21.49
Vested	(122,649)	15.58
Forfeited	(83,128)	20.71
Unvested balance September 30, 2025	1,043,314	$20.39

pRSUs outstanding as of December 31, 2024 are vesting over a four-year period based on continued service as the performance condition was met as of January 1, 2025. In the first quarter of 2025, the Company granted 347,840 pRSUs that will vest based on the level of achievement of a Company-specific performance target for the year ended December 31, 2025, from a maximum of 100% of the number of pRSUs granted to a minimum of 33% of the number of pRSUs granted with no vesting if a minimum threshold of target performance is not achieved. Upon achievement of the performance target, the pRSUs will cumulatively vest over a four-year period based on continued service. Additionally, during the first quarter of 2025, the Company granted 574,176 pRSUs that will vest based on the level of achievement of a Company-specific performance target for a 12-month period ending between December 31, 2027 and December 31, 2029, from a maximum of 100% of the number of pRSUs granted to a minimum of 10% of the pRSUs granted with no vesting if a minimum threshold of target performance is not achieved during the period.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$39	$51	$87	$129
Sales and marketing	2,289	1,837	5,860	5,083
Research and development	1,778	1,342	4,706	4,080
General and administrative	2,622	2,216	8,055	6,012
	$6,728	$5,446	$18,708	$15,304

Stock-based compensation expense in the table above includes $1.3 million and $0.8 million of stock-based compensation for the three months ended September 30, 2025 and 2024, respectively, and $4.1 million and $2.0 million of stock-based compensation for the nine months ended September 30, 2025 and 2024, respectively, related to pRSUs.

As of September 30, 2025, unrecognized compensation expense for RSUs, including pRSUs expected to vest, and option awards was $31.8 million, which is expected to be recognized over a weighted average period of 2.6 years.

8. Commitments and Contingencies

Leases

The Company leases office space under various non-cancelable operating leases. There have been no material changes to the Company’s leases during the three and nine months ended September 30, 2025. For additional information, please read Note 12, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Through September 30, 2025, the Company has not incurred any material costs as a result of such indemnification obligations. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2025 and December 31, 2024.

Purchase Commitment

In June 2025, the Company entered into a five-year, $18.5 million purchase commitment, in the ordinary course of business, for advertising with specified annual minimum payment amounts through July 2029. The remaining purchase commitment as of September 30, 2025 was $15.5 million, of which $3.5 million relates to the next twelve months.

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

9. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.4 million and $0.8 million during the three months ended September 30, 2025 and 2024, respectively, and $1.3 million and $1.2 million during the nine months ended September 30, 2025 and 2024, respectively.

10. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended September 30, 2025 and 2024, the Company recorded expense of $12.7 million and $4.6 million, respectively, related to these arrangements. During the three months ended September 30, 2025 and 2024, the Company paid $14.7 million and $4.3 million, respectively, related to these arrangements. During the nine months ended September 30, 2025 and 2024, the Company recorded expense of $31.3 million and $10.5 million, respectively, related to these arrangements. During the nine months ended September 30, 2025 and 2024, the Company paid $26.5 million and $8.7 million, respectively, related to these arrangements. As of September 30, 2025, and December 31, 2024, amounts due to related-party affiliates totaled $7.2 million and $2.5 million, respectively, which are included in accounts payable on the accompanying condensed consolidated balance sheets.

On August 11, 2025, the Company repurchased 900,000 shares of Class A common stock from Link Ventures, which is an entity affiliated with funds advised by David Blundin, the Company's chairman of the board of directors and co-founder, and other affiliated entities of Mr. Blundin, at a purchase price of $23.33 per share for an aggregate purchase price of $21.0 million pursuant to the provisions of the Company's share repurchase program. The purchase price represented an approximate 1.8% discount to the closing price of the Company's common stock on August 8, 2025. The shares were immediately retired. In connection with the repurchase agreement, Mr. Blundin and Link Ventures entered into a 180-day lock-up agreement with the Company which restricts the sale or transfer of any of the Company’s shares of capital stock beneficially owned by Mr. Blundin, subject to customary exceptions.

11. Net Income per Share

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$18,865	$11,554	$41,556	$19,863

Denominator:
Weighted average basic common shares outstanding	36,218	35,234	36,143	34,845
Effect of dilutive securities:
Options to purchase common stock	621	783	653	686
Restricted stock units	892	1,197	1,008	978
Weighted average diluted common shares outstanding	37,731	37,214	37,804	36,509

The Company excluded the following potential common shares, presented based on weighted average shares outstanding during the periods, from the computation of diluted net income per share because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	2	5	3	206
Restricted stock units	15	91	13	192
	17	96	16	398

The tables above do not include performance-based awards for which the performance goal had not been met as of period end. As of September 30, 2025 and 2024, the Company had outstanding pRSUs for which the performance goal had not been met as of period end of 849,900 and 327,075, respectively.

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

As a single reportable segment entity, the Company’s segment performance measure is net income (loss), which is used to monitor budget versus actual results. Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$173,940	$144,530	$497,201	$352,735
Less:
Advertising expense	123,800	100,599	354,681	241,531
Cash operating expense(1)	25,073	25,148	72,990	71,905
Other segment items, net(2)	6,202	7,229	27,974	19,436
Net income	$18,865	$11,554	$41,556	$19,863

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

13. Income Taxes

For the three and nine months ended September 30, 2025, the Company recorded an income tax benefit of $0.3 million and an income tax expense of $0.7 million, respectively. The Company recorded an income tax benefit for the three months ended September 30, 2025 due to the favorable impact of changes to domestic research expensing for tax purposes under the One Big Beautiful Bill Act, which was enacted on July 4, 2025. Income tax expense of $0.7 million for the nine months ended September 30, 2025 consisted primarily of state income taxes as well as federal income taxes for the portion of taxable income that was not offset by net operating loss and tax credit carryforwards.

For the three and nine months ended September 30, 2024, the Company recorded an income tax expense of $0.7 million and $1.4 million, respectively, consisting primarily of state income taxes as well as federal income taxes for the portion of taxable income that was not offset by net operating loss and tax credit carryforwards.

At September 30, 2025 and December 31, 2024, the Company maintained a valuation allowance on its net deferred tax asset as it was deemed more likely than not the net deferred tax asset will not be realized. At each reporting period the Company evaluates the realizability of its net deferred tax assets. Based on the Company's recent trend of pre-tax income, it is possible that in the near future, which could be as early as the fourth quarter of 2025, there may be sufficient positive evidence to release a portion or all of its valuation allowance. Release of any amount of valuation allowance would result in a benefit to income taxes for the period the release is recorded, which could have a material impact on net income. The timing and amount of the potential valuation allowance release is subject to management judgment.

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

In the three months ended September 30, 2025 and 2024, our total revenue was $173.9 million and $144.5 million, respectively, representing a year-over-year increase of 20.3%. We had net income of $18.9 million and $11.6 million for the three months ended September 30, 2025 and 2024, respectively, and had $25.1 million and $18.8 million in adjusted EBITDA for the three months ended September 30, 2025 and 2024, respectively. In the nine months ended September 30, 2025 and 2024, our total revenue was $497.2 million and $352.7 million, respectively, representing a year-over-year increase of 41.0%. We had net income of $41.6 million and $19.9 million for the nine months ended September 30, 2025 and 2024, respectively, and had $69.5 million and $39.3 million in adjusted EBITDA for the nine months ended September 30, 2025 and 2024, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

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

Auto insurance industry risk

For the nine months ended September 30, 2025 and 2024, we derived 90% and 88%, respectively, of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. Furthermore, total revenue from our two largest auto insurance carrier customers was 37% and 11%, respectively, of our revenue for the nine months ended September 30, 2025. In 2023 and 2022, the auto insurance industry experienced deteriorated underwriting performance due to a rise in claims, inflation, and inadequate policy premiums. This deteriorated underwriting performance caused our insurance carrier customers to reduce spending on new customer acquisition, which had a negative impact on the pricing and demand for consumer referrals in our marketplace throughout 2023. The state of the auto insurance market remains volatile, and while we have seen improvements in spending patterns, including from our larger carrier customers, not all of our carrier customers have increased their spend in a proportional or significant manner, and a full recovery could be prolonged by further cost inflation, including the impact of increased tariffs; increased claim severity and frequency; or insufficient policy premium increases.

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

For the periods presented, our total revenue consisted of revenue generated within our insurance verticals as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Automotive	$157,641	$130,005	$449,940	$310,165
Home and renters	16,290	14,142	47,228	40,715
Other	9	383	33	1,855
Total revenue	$173,940	$144,530	$497,201	$352,735

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

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$18,865	$11,554	$41,556	$19,863
Stock-based compensation	6,728	5,446	18,708	15,304
Depreciation and amortization	811	1,618	2,950	4,117
Legal settlement	—	—	8,232	—
Interest income	(992)	(554)	(2,618)	(1,396)
Income tax (benefit) expense	(345)	719	702	1,411
Adjusted EBITDA	$25,067	$18,783	$69,530	$39,299

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following tables set forth our results of operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Statement of Operations Data:
Revenue(1)	$173,940	$144,530	$497,201	$352,735
Cost and operating expenses(2):
Cost of revenue	4,712	5,450	14,934	15,502
Sales and marketing	135,362	111,794	385,847	273,491
Research and development	7,944	8,026	23,201	21,913
General and administrative	8,382	7,594	25,282	22,105
Legal settlement	—	—	8,232	—
Total cost and operating expenses	156,400	132,864	457,496	333,011
Income from operations	17,540	11,666	39,705	19,724
Other income (expense):
Interest income	992	554	2,618	1,396
Other income (expense), net	(12)	53	(65)	154
Total other income, net	980	607	2,553	1,550
Income before income taxes	18,520	12,273	42,258	21,274
Income tax benefit (expense)	345	(719)	(702)	(1,411)
Net income	$18,865	$11,554	$41,556	$19,863
Other Financial and Operational Data:
Variable marketing dollars	$50,140	$43,931	$142,520	$111,204
Adjusted EBITDA(3)	$25,067	$18,783	$69,530	$39,299

(1)  Comprised of revenue from the following distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct channels	85%	86%	87%	83%
Indirect channels	15%	14%	13%	17%
	100%	100%	100%	100%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$39	$51	$87	$129
Sales and marketing	2,289	1,837	5,860	5,083
Research and development	1,778	1,342	4,706	4,080
General and administrative	2,622	2,216	8,055	6,012
	$6,728	$5,446	$18,708	$15,304

(3) See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$173,940	$144,530	$29,410	20.3%

Revenue increased by $29.4 million from $144.5 million for the three months ended September 30, 2024 to $173.9 million for the three months ended September 30, 2025. The increase in revenue was primarily due to an increase of $27.6 million in our automotive vertical, due to an increase in carrier spend for referrals, primarily from two of our larger customers. Revenue also increased in our home and renters vertical by $2.1 million due to an increase in carrier spend for referrals.

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$497,201	$352,735	$144,466	41.0%

Revenue increased by $144.5 million from $352.7 million for the nine months ended September 30, 2024 to $497.2 million for the nine months ended September 30, 2025. The increase in revenue was primarily due to an increase of $139.8 million in our automotive vertical, due to an increase in carrier spend for referrals, primarily from three of our larger customers. Revenue also increased in our home and renters vertical by $6.5 million due to an increase in carrier spend for referrals.

Cost of Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$4,712	$5,450	$(738)	-13.5%
Percentage of revenue	2.7%	3.8%

Cost of revenue decreased by $0.7 million from $5.5 million for the three months ended September 30, 2024 to $4.7 million for the three months ended September 30, 2025 due primarily to a decrease in amortization expense and to a lesser extent, decreases in lead verification costs and personnel-related costs. The decrease in amortization expense was primarily due to certain assets being fully depreciated in the third quarter of 2024.

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$14,934	$15,502	$(568)	-3.7%
Percentage of revenue	3.0%	4.4%

Cost of revenue decreased by $0.6 million from $15.5 million for the nine months ended September 30, 2024 to $14.9 million for the nine months ended September 30, 2025. Decreases in personnel-related costs of $0.6 million related primarily to decreased headcount in our call center were partially offset by increases of $0.4 million in third-party call center costs due to a net increase in call volume and increased usage of the third-party call center. Amortization expense also decreased primarily due to certain assets being fully depreciated in the third quarter of 2024. Additionally, an increase in technology costs was fully offset by decreases in lead verification services and office and occupancy costs due to lower rent expense.

Sales and Marketing

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing expense	$135,362	$111,794	$23,568	21.1%
Percentage of revenue	77.8%	77.4%

Sales and marketing expense increased by $23.6 million from $111.8 million for the three months ended September 30, 2024 to $135.4 million for the three months ended September 30, 2025. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $23.2 million due to an increase in carrier spend and an increase in consulting services of $0.9 million, partially offset by a decrease in office and occupancy costs of $0.5 million due primarily to lower rent expense and a decrease in amortization of $0.4 million due to the sale of acquired intangible assets in May 2025 as part of the settlement of litigation.

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing expense	$385,847	$273,491	$112,356	41.1%
Percentage of revenue	77.6%	77.5%

Sales and marketing expense increased by $112.4 million from $273.5 million for the nine months ended September 30, 2024 to $385.8 million for the nine months ended September 30, 2025. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $113.2 million due to an increase in carrier spend and an increase in consulting services of $1.1 million, partially offset by a decrease in office and occupancy costs due of $1.2 million due primarily to lower rent expense and a decrease in amortization of $0.8 million due to the sale of acquired intangible assets in May 2025 as part of the settlement of litigation.

Research and Development

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development expense	$7,944	$8,026	$(82)	-1.0%
Percentage of revenue	4.6%	5.6%

Research and development expense decreased by $0.1 million from $8.0 million for the three months ended September 30, 2024 to $7.9 million for the three months ended September 30, 2025. The decrease in research and development expense was primarily driven by the decrease in office and occupancy costs due primarily to lower rent expense.

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development expense	$23,201	$21,913	$1,288	5.9%
Percentage of revenue	4.7%	6.2%

Research and development expense increased by $1.3 million from $21.9 million for the nine months ended September 30, 2024 to $23.2 million for the nine months ended September 30, 2025. The increase in research and development expense was primarily due to an increase in personnel-related costs due to increased headcount and increased consulting expense.

General and Administrative

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative expense	$8,382	$7,594	$788	10.4%
Percentage of revenue	4.8%	5.3%

General and administrative expenses increased by $0.8 million from $7.6 million for the three months ended September 30, 2024 to $8.4 million for the three months ended September 30, 2025. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $0.4 million due to increased stock-based compensation and to a lesser extent, increases in consulting services and bank service fees.

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative expense	$25,282	$22,105	$3,177	14.4%
Percentage of revenue	5.1%	6.3%

General and administrative expenses increased by $3.2 million from $22.1 million for the nine months ended September 30, 2024 to $25.3 million for the nine months ended September 30, 2025. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $1.8 million due to increased stock-based compensation of $2.0 million. Consulting fees, legal fees and bank service fees also increased by $0.6 million, $0.5 million, and $0.4 million, respectively.

Legal Settlement

There was no legal settlement expense for the three months ended September 30, 2025. Legal settlement expense was $8.2 million for the nine months ended September 30, 2025. Legal settlement expense for the nine months ended September 30, 2025 consisted of costs to settle the litigation of $7.8 million and legal expense related to the settlement of $0.4 million. For additional information, see Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Other Income (Expense)

Interest income increased by $0.4 million and $1.2 million in the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively, due to an increase in interest earned on our cash balances. Other income (expense), net was not significant for any periods presented.

Income Tax Benefit (Expense)

For the three and nine months ended September 30, 2025, we recorded an income tax benefit of $0.3 million and an income tax expense of $0.7 million, respectively. We recorded an income tax benefit for the three months ended September 30, 2025 due to the favorable impact of changes to domestic research expensing for tax purposes under the OBBBA. Income tax expense of $0.7 million for the nine months ended September 30, 2025 consisted primarily of state income taxes as well as federal income taxes for the portion of our taxable income that was not offset by net operating loss and tax credit carryforwards.

For the three and nine months ended September 30, 2024, we recorded an income tax expense of $0.7 million and $1.4 million, respectively, consisting primarily of state income taxes as well as federal income taxes for the portion of our taxable income that was not offset by net operating loss and tax credit carryforwards.

At September 30, 2025 and December 31, 2024, we maintained a valuation allowance on our net deferred tax asset as it was deemed more likely than not the net deferred tax asset will not be realized. At each reporting period we evaluate the realizability of our net deferred tax assets. Based on our recent trend of pre-tax income, it is possible that in the near future, which could be as early as the fourth quarter of 2025, there may be sufficient positive evidence to release a portion or all of our valuation allowance. Release of any amount of valuation allowance would result in a benefit to income taxes for the period the release is recorded, which could have a material impact on net income. Release of the valuation allowance is subject to management judgment.

Variable Marketing Dollars and Margin

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$173,940	$144,530	$29,410	20.3%
Less: total advertising expense (a component of sales and marketing expense)	123,800	100,599
Variable marketing dollars	$50,140	$43,931	$6,209	14.1%
Variable marketing margin	28.8%	30.4%

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$497,201	$352,735	$144,466	41.0%
Less: total advertising expense (a component of sales and marketing expense)	354,681	241,531
Variable marketing dollars	$142,520	$111,204	$31,316	28.2%
Variable marketing margin	28.7%	31.5%

The increase in variable marketing dollars in the three and nine months ended September 30, 2025 was due primarily to increased carrier spend. The decrease in variable marketing margin for the same periods was due to competitive pricing for advertising spend and the relative mix of referral types.

Liquidity and Capital Resources

As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $145.8 million and up to $60.0 million of availability under our revolving line of credit. As of September 30, 2025, we had no amounts outstanding under the revolving line of credit.

On August 1, 2025, we entered into a credit agreement, or the Credit Agreement, providing for a senior secured revolving credit facility, or the Revolving Facility, among us, as borrower, Western Alliance Bank, as administrative agent and collateral agent for the lenders, or the Agent, and as a lender itself, and the other lenders party thereto, or collectively, the Lenders. The Credit Agreement provides for a $60.0 million senior secured revolving line of credit. Subject to customary terms and conditions (including the absence of any default or event of default under the Credit Agreement), we shall have the right, from time to time, to request incremental revolving commitments in an aggregate amount not to exceed up to $25.0 million during the term of the Credit Agreement. Availability under the Credit Agreement will terminate on August 1, 2028, or the Revolving Commitment Period, and all outstanding revolving loans must be paid on or before such date. We will pay a commitment fee of 0.075% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Commitment Period.

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

Borrowings are collateralized by substantially all of our assets and property. Under the Credit Agreement, we have agreed to certain affirmative and negative covenants, reporting requirements and other customary requirements to which we will remain subject until maturity. The covenants include limitations on our ability to incur additional indebtedness and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Credit Agreement and through the maturity date, for any period we do not maintain a minimum Adjusted Quick Ratio of 1.30 to 1.00, defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lenders plus (y) net accounts receivable reflected on our balance sheet (excluding accounts receivable that are more than 90 days past due, intercompany receivables, and receivables subject to dispute) to (2) current liabilities, including all borrowings outstanding under Credit Agreement, but excluding the current portion of deferred revenue (in each case determined substantially in accordance with GAAP), the Agent shall have the ability to use our cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months.

On July 22, 2025, our board of directors authorized a share repurchase program for up to $50.0 million of our Class A common stock for one year from the board approval date. Share repurchases under the $50.0 million program may be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or by other legally permissible means. The share repurchase program does not obligate us to acquire a specific number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on market conditions and other factors. Repurchases under the program are expected to be funded from a combination of existing cash balances and future cash flow. In August 2025, we repurchased $21.0 million of Class A shares from an entity affiliated with funds advised by our board chairman and co-founder and other affiliated entities of this individual, and as of September 30, 2025, $29.0 million remained available for stock repurchases pursuant to the board authorization.

We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements, without considering the borrowing availability under the Credit Agreement. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our revenue, the timing and extent of spending on business initiatives, purchases of common stock under our share repurchase program, purchases of capital equipment to support our growth, sales and marketing activities, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$68,371	$46,432
Net cash used in investing activities	(3,896)	(3,111)
Net cash provided by (used in) financing activities	(20,827)	1,552
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	12
Net increase in cash, cash equivalents and restricted cash	$43,650	$44,885

Net cash provided by operating activities

Operating activities provided $68.4 million in cash during the nine months ended September 30, 2025, primarily resulting from our net income of $41.6 million and adjusting for net non-cash charges of $29.6 million, including a litigation accrual of $7.8 million, partially offset by net cash used by changes in our operating assets and liabilities of $2.8 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $6.8 million increase in accounts receivable and a $4.7 million increase in prepaid expenses, partially offset by a $7.2 million increase in accounts payable and accrued expenses and other current liabilities and a decrease of $1.9 million in commission receivable. Operating activities provided $46.4 million in cash during the nine months ended September 30, 2024, primarily resulting from our net income of $19.9 million and adjusting for net non-cash charges of $19.5 million and net cash provided by changes in our operating assets liabilities of $7.1 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $30.8 million increase in accounts payable and accrued expenses and other current liabilities and a $3.7 million decrease in commissions receivable, partially offset by an increase in accounts receivable of $27.1 million.

Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities were generally due to changes in our business and timing of customer and vendor invoicing and payments.

Net cash used in investing activities

Net cash used in investing activities of $3.9 million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively, was attributable to the acquisition of property and equipment, which included the capitalization of certain software development costs. During the nine months ended September 30, 2025 and 2024, we capitalized $3.4 million and $2.2 million, respectively, of software development costs.

Net cash provided by (used in) financing activities

During the nine months ended September 30, 2025, net cash used in financing activities was $20.8 million primarily due to $21.0 million used to repurchase common stock under our share repurchase program from Link Ventures, which is an entity affiliated with funds advised by David Blundin, the Company's chairman of the board of directors and co-founder, and other affiliated entities of Mr. Blundin. Cash proceeds during the nine months ended September 30, 2025 included proceeds received from the exercise of common stock options, partially offset by tax withholding payments relating to net share settlements. During the nine months ended September 30, 2024, net cash provided by financing activities was $1.6 million, consisting of proceeds received from the exercise of common stock options, partially offset by tax withholding payments relating to net share settlements.

Contractual Obligations and Commitments

Our cash flows are dependent on a number of factors in addition to our operational expenditures, including our share repurchase program and our contractual and other obligations. As a result, our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

In June 2025, we entered into a five-year, $18.5 million purchase commitment, in the ordinary course of business, for advertising with specified annual minimum payment amounts through July 2029. The remaining purchase commitment as of September 30, 2025 was $15.5 million, of which $3.5 million relates to the next twelve months. There have been no other material changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have a credit agreement that provides us with credit at a floating rate of interest. As of September 30, 2025, we had no outstanding borrowings under our revolving line of credit and therefore no material exposure to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fluctuations in our operating results could reduce our cash flow, or trigger restrictions under our credit agreement and cause us to be unable to repurchase shares under our recently announced share repurchase program, either at all or at the times or in the amounts we desire, and as a result, our share repurchase program may not be as beneficial as we would like.

On July 22, 2025, our board of directors approved a $50.0 million share repurchase program for one year from the board approval date. This program does not require us to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. If our cash flow decreases as a result of decreased revenue, increased expenses, or other uses of cash, we may not be able to repurchase shares of our Class A common stock at all or at times or in the amounts we desire, including under the terms of our credit facility. As a result, the results of any share repurchase program may not be as beneficial as expected. In August 2025, we repurchased $21.0 million of Class A common shares under the program from an entity affiliated with funds advised by our board chairman and co-founder and other affiliated entities of this individual.

If we were required to draw upon our line of credit, indebtedness could adversely affect our ability to operate our business, financial condition and results of operations.

On August 1, 2025, we entered into a new senior secured revolving credit facility with the Lenders providing for a $60.0 million senior secured revolving line of credit, with the right to request an to increase from time to time of up to $25.0 million. This facility replaces the prior $25.0 million revolving line of credit with Western Alliance Bank.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no shares of equity securities sold or issued, or options granted, by us during the three months ended September 30, 2025 that were not registered under the Securities Act, and that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table presents information with respect to shares of Class A common stock repurchased by EverQuote, Inc. during the three months ended September 30, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
				(in thousands)
July 1, 2025 to July 31, 2025	—	$—	—	$50,000
August 1, 2025 to August 31, 2025	900,000	23.33	900,000	29,000
September 1, 2025 to September 30, 2025	—	—	—	29,000
Total	900,000	$23.33	900,000	$29,000

(1) Average price paid per share excludes broker commissions and costs associated with the repurchase.

(2) On July 22, 2025, our board of directors authorized the repurchase of up to $50.0 million in shares of the Company's Class A common stock. Repurchased shares are retired and resume the status of authorized but unissued shares of common stock.

Item 5. Other Information.

(a) Repurchase and Lockup Agreements

On August 10, 2025, the Company entered into a common stock repurchase agreement (the “Repurchase Agreement”) with Link Ventures LLLP, an entity affiliated with funds advised by David Blundin, the Company's chairman of the board of directors and co-founder of the Company (“Link Ventures”). Pursuant to the Repurchase Agreement, the Company agreed to repurchase 900,000 shares of the Company’s Class A common stock directly from Link Ventures (the “Repurchase”) at a price of $23.33 per share, representing an approximate 1.8% discount to the closing price of the Company’s Class A common stock on August 8, 2025. The Repurchase was consummated on August 11, 2025, and the Company paid an aggregate purchase price of $21.0 million. The Repurchase was made under the Company’s share repurchase program and the repurchased shares were immediately retired.

The foregoing description of the Repurchase Agreement is qualified in its entirety by reference to the full text of the Common Stock Repurchase Agreement, listed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference to Exhibit 10.1 to the Amendment No. 9 to Schedule 13D filed with the SEC by David B. Blundin, Recognition Capital, LLC, Link Ventures LLLP, Link Management LLC, Cogo Fund 2020, LLC, Cogo Labs, LLC, and Link Equity Partners, LLC on August 13, 2025.

In connection with the Repurchase Agreement, Mr. Blundin and Link Ventures entered into a 180-day lock-up agreement (the “Lock-Up Agreement”) with the Company which restricts the sale or transfer of any of the Company’s shares of capital stock beneficially owned by Mr. Blundin, subject to customary exceptions, including sales pursuant to his previously adopted 10b5-1 trading plan. After 90 days following the closing of the Repurchase, Mr. Blundin may adopt a new 10b5-1 trading plan, so long as such plan does not permit sales during the 180-day lock-up period, and may sell shares in private placements to long-only investors reasonably acceptable to the Company.

The foregoing description of the Lock-Up Agreement is qualified in its entirety by reference to the full text of the Lock-Up Agreement, listed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference to Exhibit 10.2 to the Amendment No. 9 to Schedule 13D filed with the SEC by David B. Blundin, Recognition Capital, LLC, Link Ventures LLLP, Link Management LLC, Cogo Fund 2020, LLC, Cogo Labs, LLC, and Link Equity Partners, LLC on August 13, 2025.

(c) Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Jon Ayotte (Chief Accounting Officer)	Adoption (August 11, 2025)	Rule 10b5-1 trading arrangement	Sale	Until June 30, 2026, or such earlier date upon which all transactions are completed or expire without execution	Indeterminable (1)
David Brainard (Chief Technology Officer)	Adoption (September 12, 2025)	Rule 10b5-1 trading arrangement	Sale	Until December 31, 2026, or such earlier date upon which all transactions are completed or expire without execution	Indeterminable (2)

(1) Mr. Ayotte's Rule 10b5-1 Plan provides for the sale of an indeterminable number of shares of common stock from the settlement of restricted stock units (“RSUs”). The shares of common stock is unknown as the number will vary based on the extent to which vesting conditions of the RSUs are satisfied, the market price of the Company’s common stock at the time of settlement and the amount of shares that would otherwise be issuable on each settlement date of a covered RSU that are sold or withheld in an amount sufficient to satisfy applicable tax withholding obligations.

(2) Mr. Brainard's Rule 10b5-1 Plan provides for the sale of an indeterminable number of shares of common stock from the settlement of restricted stock units (“RSUs”). The shares of common stock is unknown as the number will vary based on the extent to which vesting conditions of the RSUs are satisfied, the market price of the Company’s common stock at the time of settlement and the amount of shares that would otherwise be issuable on each settlement date of a covered RSU that are sold or withheld in an amount sufficient to satisfy applicable tax withholding obligations.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Senior Secured Revolving Credit Facility Credit Agreement, dated August 1, 2025, by and between Western Alliance Bank as Administrative Agent, Issuing Lender and Swingline Lender and the Company

10.2

Common Stock Repurchase Agreement, dated as of August 10, 2025, by and between the Company and Link Ventures LLLP (incorporated by reference to Exhibit 10.1 to the Amendment No. 9 to Schedule 13D filed with the SEC by David B. Blundin, Recognition Capital, LLC, Link Ventures LLLP, Link Management LLC, Cogo Fund 2020, LLC, Cogo Labs, LLC, and Link Equity Partners, LLC on August 13, 2025)

10.3

Lock-Up Agreement, dated August 10, 2025, by and among Link Ventures, LLLP, Link Management, LLC, David Blundin, and the Company (incorporated by reference to Exhibit 10.2 to the Amendment No. 9 to Schedule 13D filed with the SEC by David B. Blundin, Recognition Capital, LLC, Link Ventures LLLP, Link Management LLC, Cogo Fund 2020, LLC, Cogo Labs, LLC, and Link Equity Partners, LLC on August 13, 2025)

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

EVERQUOTE, INC.

Date: November 4, 2025	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Joseph Sanborn
Joseph Sanborn Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)