Form 10-K
period 2025-12-31
EverQuote, Inc.
filed 2026-02-24
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Based on the closing price of the registrant’s Class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2025, the aggregate market value of its Class A common stock and Class B common stock (based on a closing price of $24.18 per share as reported on the Nasdaq Global Market) held by non-affiliates was approximately $675.8 million.

As of January 31, 2026, the registrant had 32,425,405 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 3,604,278 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We operate a marketplace to connect insurance providers to a large volume of high-intent, pre-validated consumer referrals that match the insurers’ specific underwriting and profitability requirements. The transparency of our marketplace, as well as the campaign management tools we offer, are designed to make it easy for insurance carriers and third-party agents to evaluate the performance of their marketing spend on our platform and manage their own return on investment. We present consumers with a single starting point for a comprehensive insurance shopping experience where consumers can engage with insurance carriers through multiple channels based on their preferences. Our marketplace enables consumers to choose to visit an insurance provider’s website to purchase a policy or engage with a carrier or agent by phone or submit their data to insurance providers to receive quotes. Our services are free for consumers, and we derive our revenue principally from consumer inquiries sold as referrals to insurance providers.

Market Opportunity

P&C insurance is one of the largest segments of the United States economy and is highly fragmented with over 2,500 insurance carriers and over 100,000 insurance agencies, which collectively issued policies representing over $1 trillion in premiums in 2024. To capture new policies and retain their existing customers, U.S. P&C insurance carriers spent $129 billion in 2024 on marketing and distribution. However, carriers face challenges in this market that create a significant opportunity for companies that can efficiently align consumers and providers. These challenges include:

•
Misalignment of providers and consumers, creating an inefficient match between supply and demand
•
A complex, fragmented and opaque market for consumers
•
Inefficient advertising channels for insurance providers

Due to these challenges, insurance providers are seeking more efficient ways to connect with consumers, and as a result the internet has become increasingly influential in consumer insurance shopping, and $8 billion of 2024 insurance carriers’ marketing spend was on digital advertising. The insurance industry is also making products easier to buy and sell through digital channels with the integration and digitalization of insurance products. We believe that the continued rise in digital insurance products and shopping experiences enable more personal, end-to-end shopping experiences, products and services, resulting in more consumers shopping for insurance online.

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

Our Customers

Our insurance provider customers include insurance carriers and third-party insurance agents. Insurance carriers write auto and home and renters insurance policies for consumers directly and through agents. Our marketplace consists of an extensive network of national and regional carriers as well as technology-enabled companies. Our two largest customers accounted for 38% and 11%, respectively, of our total revenue for the year ended December 31, 2025. Our largest customer accounted for 39% of our total revenue for the year ended December 31, 2024. We plan to continue to grow both the number of carriers participating in our marketplace and the level of participation from each carrier. Insurance agents deliver auto and home and renters insurance to consumers on behalf of one or more carriers. As of December 31, 2025, we had approximately 6,000 enrolled insurance agencies on our platform. We are focused on further penetrating the large base of more than 100,000 P&C insurance agencies in the United States.

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

Employees and Human Capital Resources

Our company culture is data-driven, entrepreneurial and innovative. As of January 31, 2026, we had 356 employees, most of which were full-time.

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

Because we work with consumer information and other data and engage in marketing and advertising activities via telephone, email, and text messages, we are also subject to laws and regulations that address privacy, data protection and collection, storing, sharing, use, disclosure, retention, security, protection transfer and other processing of personal information and other data, including the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or collectively, the CCPA, and other state privacy laws, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN-SPAM Act, and the Telephone Consumer Protection Act, or TCPA. The burdens imposed by these and other laws and regulations currently in effect or that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply. In addition, a number of states have enacted (and others are considering) broad data privacy laws that could affect our business. Although it remains unclear how these new privacy laws may be modified or interpreted, their effects could have an impact on our business, and may require us to modify our data use practices and policies and incur compliance-related costs and expenses. We take a variety of technical and organizational security measures and other measures to protect our data, including data pertaining to our consumers, employees, and business partners. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.

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

Because a substantial majority of the referrals made through our marketplace are for automotive insurance, our financial prospects depend significantly on the larger automotive industry ecosystem. Revenue from automotive insurance providers accounted for 91% and 89% of our total revenue for 2025 and 2024, respectively. Market cycles in the automotive insurance industry have been, and are expected to continue to be, unpredictable. For example, carriers decreased the amount of money they spent with us in 2023 and 2022 due to a variety of adverse conditions in the insurance industry such as deteriorating underwriting performance, a rise in claims, inflation, and inadequate policy premiums, and such decreases could reoccur rapidly and without warning, and for time periods that can be difficult to predict accurately. We will likely experience the impacts of insurance industry cycles in the future, which could materially and adversely affect our business, financial condition, operating results, cash flows, and prospects.

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

Our insurance provider customers can stop participating in our marketplace or reduce or terminate their marketing spend with us at any time without notice. Furthermore, our agreements with these customers do not require them to spend any minimum amount. As a result, we cannot guarantee that insurance providers will continue to work with us, or, if they do, what their advertising volume, pricing or total spend with us will be. For example, we experienced significantly decreased insurance provider marketing spend in 2023 and while spending patterns have improved, not all of our carrier customers have increased their spend in a proportional or significant manner. In addition, we may not be able to attract new insurance providers to our marketplace or increase the amount of revenue we earn from insurance providers over time. If any of our customers decide not to continue to place marketing or advertising on our owned and operated websites or on our third-party publishers’ websites, we could experience a rapid decline in our revenue over a relatively short period of time with little to no notice. Any factors that limit our customers’ marketing or advertising spend with us could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our carrier customers who make subsidy payments to us on behalf of their agents have no obligation to provide such subsidies and may reduce the amount of these subsidies or cease providing them at any time. For example, one of our largest carrier customers discontinued payment of subsidies to us during 2023. This carrier resumed payment of certain subsidies in 2024, but there is no assurance that the carrier will continue to make these or any subsidy payments. If our carrier customers reduce the amounts of, or cease providing, such subsidies on behalf of their agents, our agent customers may terminate or reduce the extent of their relationships with us. If agents decide to terminate or reduce their relationships with us as a result of an elimination in subsidies, or for any reason, our revenue would likely be reduced, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

We generated a significant portion of our revenue in recent periods from a small number of customers, and our results of operations could be adversely affected and stockholder value harmed if we lose business from these customers.

Revenue from our two largest insurance carrier customers was 38% and 11%, respectively, of our revenue for the year ended December 31, 2025. Revenue from our largest insurance carrier customer was 39% of our revenue for the year ended December 31, 2024. We have no assurances that these carrier customers will continue to purchase from us at their historical levels or at all. We in fact experienced significant decreased levels of purchasing from our largest customers in 2023, including a decrease in subsidies by one of our carrier customers. If our largest customers reduce their level of purchases from us or discontinue their relationships with us, the loss could have a material adverse effect on our results of operations in both the short and long term.

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

Additionally, increased adoption of call-blocking technology may prevent us from reaching consumers that have expressed an interest in getting insurance information. Moreover, telephone carriers and communication platforms have themselves placed restrictions on our ability to call or send text messages to our consumers. Increased government regulation may also restrict our ability to call or text consumers. For example, a Federal Communications Commission, or FCC, regulation that went into effect on July 24, 2024, requires mobile wireless providers to block text messages from telephone numbers flagged by the FCC for allegedly sending unlawful text messages. If calls or text messages to our consumers are blocked, or if insurance providers obtaining data referrals have their calls or text messages blocked due to these call-blocking technologies or restrictions, we may see a significant decrease in referrals, the value of our referrals and the number of data and call referrals we are able to sell to insurance providers, which could materially adversely impact our business.

If the way cookies are used or shared, or the use or transfer of cookies, is restricted by third parties outside of our control or becomes subject to unfavorable legislation or regulation, our ability to develop and provide certain products or services could be affected.

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

Cybersecurity incidents are increasing in frequency and evolving in nature and include, but are not limited to, installation of malicious software, ransomware, viruses, phishing attacks, denial of service or other attacks, breach by intentional or negligent conduct on the part of employees or third-party service providers including third-party publishers, unauthorized access to data and other electronic security breaches. Additionally, increased risks of cyberattacks or data breaches may result from the use of artificial intelligence, or AI, to launch more automated, targeted and coordinated attacks or from vulnerabilities inadvertently caused by our or our third-party service providers’ use of AI. Concerns about security increase when we transmit information (including personal data) electronically. Electronic transmissions can be subject to attack, interception, loss or corruption. In addition, computer viruses and malware can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our buyers, sellers and third-party service providers. Although we are not aware of any material information security incidents to date, we have detected common types of attempts to access our information systems and data without authorization, such as phishing. Unauthorized access to our systems or those of our third-party service providers could in the future lead to disruptions in systems, accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of confidential or otherwise protected information (including personal data) and the corruption of data.

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

We take efforts to protect our systems and data, including establishing internal processes and implementing physical, administrative and technical safeguards designed to provide multiple layers of security, and contract with third-party service providers to take similar steps. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals’ intent to commit cyber-crime, and these efforts may not be successful in preventing, detecting or stopping attacks. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make keeping up with new threats difficult and could result in a breach of security. Controls employed by our information technology department and our partners and third-party service providers, including cloud vendors and code repositories, could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material and adverse effect on our business, financial condition, operating results, cash flows and prospects.

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

We use and may further incorporate AI and machine learning in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We currently use AI and machine learning in our business, and may incorporate additional AI and machine learning solutions into our platform, product offerings, services and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate or biased, our business, financial condition and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial or harms our insurance provider customers, third-party publishers or consumers, we may experience brand or reputational harm, competitive harm or legal liability. The rapid evolution of AI, including potential government regulation of AI, may require significant resources to develop, test and maintain our platform, offerings, services and features to help us implement AI ethically in order to minimize unintended, harmful impact. Additionally, we may be harmed by the potential release of confidential or proprietary information as a result of the use of AI-based software by employees, vendors, suppliers, contractors, consultants or other third parties. Further, uncertainties exist in case law and regulations regarding intellectual property ownership and license rights, including copyright, of AI output, creating risks with respect to both the ability to adequately protect intellectual property underlying AI systems and software as well as inadvertent infringement. Any of these potential risks could result in a material and adverse effect on our business, financial condition, operating results, cash flows and prospects.

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

On August 1, 2025, we entered into a credit agreement, or the Credit Agreement, providing for a senior secured revolving credit facility, or the Revolving Facility, among us, as borrower, Western Alliance Bank, as administrative agent and collateral agent for the lenders, or the Agent, and as a lender itself, and the other lenders party thereto, or collectively, the Lenders, providing for a $60.0 million senior secured revolving line of credit, with the right to request an to increase from time to time of up to $25.0 million. This facility replaces the prior $25.0 million revolving line of credit with Western Alliance Bank.

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

In addition, any indebtedness we incur under our revolving line of credit will bear interest at a variable rate, which would make us vulnerable to increases in the market rate of interest. If the market rate of interest increases, we would have to pay additional interest, which would reduce cash available for our other business needs. We intend to satisfy any future debt service obligations with our existing cash and cash equivalents. Under the Credit Agreement, our failure to make payments when due or comply with specified covenants, as well as the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, assets or financial condition, is an event of default. If an event of default occurs and the Lenders accelerate any indebtedness then outstanding, we may need to seek additional financing, which may not be available on acceptable terms, in a timely manner or at all. In such event, we may not be able to make accelerated payments, and the Lenders could seek to enforce security interests in the collateral securing such indebtedness, which includes substantially all of our assets. In addition, the covenants under our debt instruments, the pledge of our assets as collateral and the negative pledge with respect to our intellectual property could limit our ability to obtain additional debt financing on acceptable terms or at all. Any of these events could have a material adverse effect on our results of operations or financial condition.

Risks Related to Laws and Regulations

Changing regulations regarding the insurance industry in the past have had, and in the future may have, a material and adverse impact on our revenue, business and growth.

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

Increased regulation regarding data privacy and security may have a material and adverse impact on our revenue, business and growth.

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

We are or may in the future become subject to state data privacy laws including, but not limited to, the CCPA. The CCPA and other state data privacy laws require covered businesses to, among other things, provide disclosures to those states’ residents about their data collection, use, sharing and processing practices and, with limited business exceptions, such laws afford such individuals various rights with respect to their personal information, including to request deletion of personal information collected about them and to opt-out of certain personal information selling and sharing practices. A number of other states are considering enacting broad data privacy laws. In addition, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose sensitive personal information has been disclosed as a result of a data breach.

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

Changing regulations regarding telemarketing and text message marketing campaigns in the past have had, and in the future may have, a material and adverse impact on our revenue, business and growth.

In connection with our telemarketing campaigns to generate traffic for our customers, we are subject to various state and federal laws regulating telemarketing communications (including SMS or text messaging), including the TCPA, which requires prior express written consent for certain types of telemarketing calls. Our efforts to comply with the TCPA have not had a material impact on traffic conversion rates. However, depending on future traffic and product mix, the TCPA could potentially have a material effect on our revenue and profitability, including increasing our and our customers’ exposure to enforcement actions and litigation. TCPA regulations have resulted in increased individual and class action litigation against marketing companies for alleged TCPA violations. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the FCC or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Additionally, we generate inquiries from users that provide a phone number, and a significant amount of revenue comes from calls made by our internal call centers as well as, in some cases, by third-party publishers’ call centers. We also purchase a portion of inquiry data from third-party publishers, including our verified partner network, and cannot guarantee that these third parties will comply with applicable laws and regulations. Any failure by us or the third-party publishers on which we rely for telemarketing, email marketing, and other performance marketing activities to adhere to or successfully implement appropriate processes and procedures in response to existing laws and regulations and changing regulatory requirements could result in legal and monetary liability, significant fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our customers may make business decisions based on their own experiences with the TCPA regardless of our products and the changes we implement to comply with the regulations. These decisions may negatively affect our revenue or profitability.

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

Regulations regarding email marketing campaigns may have a material and adverse impact on our revenue, business and growth.

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

In 2025, the average trading volume of our Class A common stock on the Nasdaq Global Market was 511,391. Given the limited trading volume, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our Class A common stock and thereby affect the ability of our stockholders to sell their shares at attractive prices, at the times that they would like to sell them, or at all.

The market price of our Class A common stock has been and may continue to be volatile, which could result in substantial losses for investors and could subject us to securities class action litigation.

The market price of our Class A common stock has been and could continue to be subject to significant fluctuations. For example, our Class A common stock traded within a range of a high price of $63.44 per share and a low price of $4.05 per share for the period beginning June 28, 2018, our first day of trading on the Nasdaq Global Market, through December 31, 2025. Some of the factors that may cause the market price of our Class A common stock to fluctuate include:

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Our directors, executive officers and holders of more than 10% of our common stock, and their respective affiliates, held in the aggregate approximately 58% of the voting power of our capital stock as of January 31, 2026; and Link Ventures, directly or through a voting agreement, together with Cogo Labs, held in the aggregate approximately 57% of the voting power of our capital stock as of that date. Because of the 10-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentration of voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. In addition, major stock index providers, such as FTSE Russell and S&P Dow Jones, exclude from their indices non-voting securities or the securities of companies with unequal voting rights. Exclusion from stock indices could make it more difficult, or impossible, for some fund managers to buy our Class A common stock, particularly in the case of index tracking mutual funds and exchange traded funds, which could adversely affect the trading liquidity and market price of our Class A common stock.

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
•
director nominees be selected or recommended for the board’s selection by independent directors constituting a majority of the independent directors or by a nominations committee with prescribed duties and a written charter that is comprised solely of independent directors; and
•
the board of directors maintain a compensation committee with prescribed duties and a written charter and comprised solely of independent directors.

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

Fluctuations in our operating results could reduce our cash flow, or trigger restrictions under our credit facility and cause us to be unable to repurchase shares under our recently announced share repurchase program, either at all or at the times or in the amounts we desire, and as a result, our share repurchase program may not be as beneficial as we would like.

On July 22, 2025, our board of directors authorized a $50.0 million share repurchase program for one year from the board approval date. This program does not obligate us to repurchase any specific number of shares, and may be modified, suspended, or terminated at any time without prior notice. Shares repurchased under the program will be subsequently retired. If our cash flow decreases as a result of decreased revenue, increased expenses, or other uses of cash, we may not be able to repurchase shares of our Class A common stock at all or at times or in the amounts we desire, including under the terms of our credit facility. As a result, the results of any share repurchase program may not be as beneficial as expected. In August 2025, we repurchased $21.0 million of Class A common shares under the program from Link Ventures and its affiliated entities. During January and February 2026, we repurchased an additional $8.7 million of Class A common shares under the program via a 10b5-1 trading plan.

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

In addition to our outstanding Class A common stock, as of January 31, 2026, there were 1,042,634 shares of Class A common stock subject to outstanding options, 13,508 shares of either Class A common stock or Class B common stock subject to outstanding options, 2,769,700 shares of Class A common stock subject to outstanding restricted stock unit awards, or RSUs, and an additional 2,788,115 shares of Class A common stock reserved for future issuance under our equity incentive plan. Because we have registered 21,069,391 shares of our Class A common stock and Class B common stock that may be issued under our equity incentive plans pursuant to registration statements on Form S-8, any such shares that we issue can be freely sold in the public market upon issuance, subject to the restrictions imposed on our affiliates under Rule 144.

Moreover, holders of a significant number of shares of our Class A common stock and Class B common stock as of January 31, 2026, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Upon registration, such shares would be able to be freely sold in the public market.

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

Our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. However, to date these incidents have not had a material impact on our service, systems or business. Any significant disruption to our service or access to our systems could result in a loss of insurance provider customers, third-party publishers, other service providers, or consumer referrals and adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See "Item 1A. Risk Factors —Risks Related to Our Business and Industry—Our business could be materially and adversely affected by a cybersecurity breach or other attack, failure or interruption involving our computer systems or our third-party service providers.”

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

ITEM 3. LEGAL PROCEEDINGS

Information with respect to legal proceedings and this item is included in Note 11 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Holders of Our Common Stock

As of January 31, 2026, there were approximately 9 holders of record of shares of our Class A common stock and 3 holders of record of shares of our Class B common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.

Recent Sales of Unregistered Equity Securities

There were no shares of equity securities sold or issued, or options granted, by us during the year ended December 31, 2025 that were not registered under the Securities Act, and that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from October 1, 2025 to December 31, 2025.

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

Set forth below is a line graph, for the five-year period from December 31, 2020 through December 31, 2025, comparing the cumulative total stockholder return of $100 invested (assuming that all dividends were reinvested) in (1) our Class A common stock, (2) all companies listed on the Nasdaq Composite Index and (3) the Research Development Group, or RDG, Internet Composite Index. Returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.

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

We operate a marketplace to connect insurance providers to a large volume of high-intent, pre-validated consumer referrals that match the insurers’ specific underwriting and profitability requirements. The transparency of our marketplace, as well as the campaign management tools we offer, are designed to make it easy for insurance carriers and third-party agents to evaluate the performance of their marketing spend on our platform and manage their own return on investment. We present consumers with a single starting point for a comprehensive insurance shopping experience where consumers can engage with insurance carriers through multiple channels based on their preferences. Our marketplace enables consumers to choose to visit an insurance provider’s website to purchase a policy or engage with a carrier or agent by phone or submit their data to insurance providers to receive quotes. Our services are free for consumers, and we derive our revenue principally from consumer inquiries sold as referrals to insurance providers.

In the years ended December 31, 2025, 2024 and 2023, our total revenue was $692.5 million, $500.2 million and $287.9 million, respectively, representing year-over-year increases of 38.5% from 2024 to 2025 and 73.7% from 2023 to 2024. We had net income of $99.3 million and $32.2 million for the years ended December 31, 2025 and 2024, respectively, and a net loss of $51.3 million for the year ended December 31, 2023, and had $94.6 million, $58.2 million and $0.5 million in adjusted EBITDA for these same periods, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

Factors Affecting Our Performance

We believe that our performance and future growth depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”

Auto insurance industry risk

For the years ended December 31, 2025 and 2024, we derived 91% and 89%, respectively, of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. Furthermore, total revenue from our two largest customers accounted for 38% and 11%, respectively, of our total revenue for the year ended December 31, 2025 and revenue from our largest auto insurance carrier customer was 39% of our revenue for the year ended December 31, 2024. Business cycles within the auto insurance industry heavily impact our carrier customers’ advertising spend with us, such as the downturn we saw in 2022 and 2023, when the auto insurance industry experienced deteriorated underwriting performance due to a rise in claims, inflation, and inadequate policy premiums, which had a negative impact on the pricing and demand for consumer referrals in our marketplace throughout 2023. The state of the auto insurance market remains volatile, and while spending patterns have significantly improved since 2023, a number of our top carrier customers remain below their peak historical spend.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, legal settlement expense, restructuring and other charges, acquisition-related costs, interest income and income taxes. Adjusted EBITDA is a non-GAAP financial measure that we present in this Annual Report on Form 10-K to supplement the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, Adjusted EBITDA may not necessarily be comparable to similarly titled measures presented by other companies. For further explanation of the uses and limitations of this measure and a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non-GAAP Financial Measure.”

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

Prior to the sale of carrier contracts in May 2025, we also generated revenue in the automotive insurance vertical from commission fees for the sale of policies as part of our direct to consumer agency and, prior to our exit from the health insurance vertical in 2023, we generated commission revenue in our other insurance vertical. Commission revenue represented less than 1% of total revenue for each of the years ended December 31, 2025 and 2024, and less than 10% of revenue for the year ended December 31, 2023.

For the periods presented, our total revenue consisted of revenue generated within our insurance verticals as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Automotive	$629,831	$446,095	$227,505
Home and renters	62,650	52,013	40,889
Other	40	2,082	19,527
Total revenue	$692,521	$500,190	$287,921

We expect an overall increase in revenue in 2026 as compared to 2025, driven by our automotive and home and renters verticals, as we anticipate increased spending from our carrier partners. We expect revenue from our other insurance verticals to be insignificant in 2026 as a result of our focus on the P&C market.

Cost and Operating Expenses

Our cost and operating expenses consist of cost of revenue, sales and marketing, research and development, general and administrative, legal settlement, restructuring and other charges and acquisition-related costs.

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

Research and Development

Research and development expense consists primarily of personnel-related costs for software development and product management. We have focused our research and development efforts on improving ease of use and functionality of our existing marketplace platform and developing new offerings and internal tools. We primarily expense research and development costs. Direct development costs related to software enhancements that add functionality are capitalized and amortized as a component of cost of revenue. We expect that research and development expense will increase in 2026 as compared to 2025.

General and Administrative

General and administrative expense consists of personnel-related costs and related expenses for executive, finance, legal, human resources, technical support and administrative personnel as well as the costs associated with professional fees for external legal, accounting and other consulting services, insurance premiums and payment processing and billing costs. We expect that general and administrative expense will increase in 2026 as compared to 2025, primarily due to personnel-related costs.

Legal settlement

Legal settlement includes costs associated with the settlement of our litigation in 2025 with the former owners of certain entities acquired in 2021 (see Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

Restructuring and Other Charges

Restructuring and other charges includes costs related to the restructuring and our exit from the health insurance vertical that we completed in 2023.

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

Income Taxes

Income tax benefit (expense) is based on taxable income (loss), applicable income tax rates, net research and development tax credits, net operating loss carryforwards, changes in valuation allowance estimates and deferred income taxes. In the fourth quarter of 2025, based on our ongoing assessment of all available evidence, both positive and negative, including sustained improvement in our profitability, we concluded that it is more likely than not that our net deferred tax assets would be realized and released our valuation allowance of $48.5 million against these net deferred tax assets. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax benefit (expense) in the period of change.

As a result of the release of our valuation allowance, we expect our tax rate will increase in the future. However, we intend to use our net operating loss carryforwards and tax credits, to the extent available, to reduce the cash tax payments associated with our operations.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income (loss)	$99,311	$32,169	$(51,287)
Stock-based compensation	24,299	20,614	22,808
Depreciation and amortization	3,811	5,672	6,196
Legal settlement	8,232	—	—
Restructuring and other charges	—	—	23,568
Acquisition-related costs	—	—	(150)
Interest income	(3,574)	(2,079)	(1,251)
Income taxes	(37,488)	1,839	577
Adjusted EBITDA	$94,591	$58,215	$461

Results of Operations

The following tables set forth our results of operations for the periods shown:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Statement of Operations Data:
Revenue(1)	$692,521	$500,190	$287,921
Cost and operating expenses(2):
Cost of revenue	19,375	20,922	22,455
Sales and marketing	541,008	387,700	240,131
Research and development	31,504	29,553	27,591
General and administrative	34,066	30,264	26,301
Legal settlement	8,232	—	—
Restructuring and other charges	—	—	23,568
Acquisition-related costs	—	—	(150)
Total cost and operating expenses	634,185	468,439	339,896
Income (loss) from operations	58,336	31,751	(51,975)
Other income (expense):
Interest income	3,574	2,079	1,251
Other income (expense), net	(87)	178	14
Total other income, net	3,487	2,257	1,265
Income (loss) before income taxes	61,823	34,008	(50,710)
Income tax benefit (expense)	37,488	(1,839)	(577)
Net income (loss)	$99,311	$32,169	$(51,287)
Other Financial and Operational Data:
Variable marketing dollars	$191,855	$155,227	$100,282
Adjusted EBITDA(3)	$94,591	$58,215	$461

(1)
Comprised of revenue from the following distribution channels:

	Year Ended December 31,
	2025	2024	2023
Direct channels	87%	86%	81%
Indirect channels	13%	14%	19%
	100%	100%	100%

(2)
Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$122	$182	$219
Sales and marketing	7,139	6,796	8,667
Research and development	6,291	5,502	8,053
General and administrative	10,747	8,134	5,869
Restructuring and other charges	—	—	1,288
	$24,299	$20,614	$24,096

(3) See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Comparison of the Years Ended December 31, 2025 and 2024

Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$692,521	$500,190	$192,331	38.5%

Revenue increased by $192.3 million from $500.2 million for the year ended December 31, 2024 to $692.5 million for the year ended December 31, 2025. The increase in revenue was primarily due to an increase of $183.7 million in our automotive vertical due to an increase in carrier spend for referrals, primarily from our three largest customers. Revenue also increased in our home and renters vertical by $10.6 million due to an increase in carrier spend for referrals.

Cost of Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Cost of revenue	$19,375	$20,922	$(1,547)	-7.4%
Percentage of revenue	2.8%	4.2%

Cost of revenue decreased from $20.9 million for the year ended December 31, 2024 to $19.4 million for the year ended December 31, 2025. Decreases in personnel-related costs of $0.8 million related primarily to decreased headcount in our call center. Amortization expense decreased by $0.7 million primarily due to certain assets being fully depreciated in the third quarter of 2024. Increases in technology and consulting costs were fully offset by decreases in lead verification services and office and occupancy costs due to lower headcount and lower rent expense.

Sales and Marketing

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Sales and marketing expense	$541,008	$387,700	$153,308	39.5%
Percentage of revenue	78.1%	77.5%

Sales and marketing expenses increased by $153.3 million from $387.7 million for the year ended December 31, 2024 to $541.0 million for the year ended December 31, 2025. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $155.7 million due to an increase in carrier spend and increases in lead verification services and consulting services of $0.8 million and $0.7 million, respectively. These increases were partially offset by a decrease in office and occupancy costs of $1.4 million due primarily to lower rent expense and a decrease in amortization expense of $1.2 million due to the sale of acquired intangible assets in May 2025 as part of the settlement of litigation. Marketing costs also decreased by $0.5 million.

Research and Development

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Research and development expense	$31,504	$29,553	$1,951	6.6%
Percentage of revenue	4.5%	5.9%

Research and development expenses increased by $2.0 million from $29.6 million for the year ended December 31, 2024 to $31.5 million for the year ended December 31, 2025. The increase in research and development expense was primarily due to an increase in personnel-related costs of $1.2 million due to increased headcount and increased consulting expense of $0.5 million.

General and Administrative

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
General and administrative expense	$34,066	$30,264	$3,802	12.6%
Percentage of revenue	4.9%	6.1%

General and administrative expenses increased by $3.8 million from $30.3 million for the year ended December 31, 2024 to $34.1 million for the year ended December 31, 2025. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $2.3 million, primarily due to increased stock-based compensation expense, and an increase in professional fees of $0.9 million for consulting services. Personnel-related costs included $10.7 million and $8.1 million of stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively. Bank service fees also increased by $0.6 million.

Legal Settlement

Legal settlement expense for the year ended December 31, 2025 consisted of costs to settle the litigation of $7.8 million and legal expense related to the settlement of $0.4 million. For additional information, see Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Other Income (Expense)

Other income (expense) included interest income of $3.6 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively. The increase in interest income in 2025 was due to higher invested cash balances. Other income (expense), net was not significant for either of the years ended December 31, 2025 or 2024.

Income Taxes

We had an income tax benefit of $37.5 million for 2025, as compared to income tax expense of $1.8 million in 2024. Our effective tax rate was (60.6%) and 5.4% for 2025 and 2024, respectively. Our effective tax rate for 2025 differs from the U.S. federal statutory income tax rate of 21.0% primarily due to the decrease in the valuation allowance maintained against our net deferred tax assets and federal and state research and development tax credits. In the fourth quarter of 2025, we concluded that it is more likely than not that our net deferred tax assets are realizable, resulting in a valuation allowance release of $48.5 million. Our effective tax rate for 2024 differs from the U.S. federal statutory income tax rate of 21.0% primarily due to the valuation allowance previously maintained against our net deferred tax assets, partially offset by state and federal income taxes for the portion of our taxable income that was not offset by operating loss and tax credit carryforwards.

Variable Marketing Dollars and Margin

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(dollars in thousands)
Revenue	$692,521	$500,190	$192,331	38.5%
Less: total advertising expense (a component of sales and marketing expense)	500,666	344,963
Variable marketing dollars	$191,855	$155,227	$36,628	23.6%
Variable marketing margin	27.7%	31.0%

The increase in variable marketing dollars was due primarily to increased carrier spend. The decrease in variable marketing margin was primarily due to competitive pricing for advertising spend and the relative mix of referral types.

Comparison of the Years Ended December 31, 2024 and 2023

For a discussion of our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the Years Ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents of $171.4 million as of December 31, 2025 and up to $60.0 million of availability under our revolving line of credit.

On August 1, 2025, we entered into a new senior secured revolving credit facility with the Lenders. This facility replaced the prior $25.0 million revolving line of credit with Western Alliance Bank. The Credit Agreement provides for a $60.0 million senior secured revolving line of credit. Subject to customary terms and conditions (including the absence of any default or event of default under the Credit Agreement), we shall have the right, from time to time, to request incremental revolving commitments in an aggregate amount not to exceed up to $25.0 million during the term of the Credit Agreement. Availability under the Credit Agreement will terminate on August 1, 2028, or the Revolving Commitment Period, and all outstanding revolving loans must be paid on or before such date. We will pay a commitment fee of 0.075% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Commitment Period.

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

Borrowings are collateralized by substantially all of our assets and property. Under the Credit Agreement, we have agreed to certain affirmative and negative covenants, reporting requirements and other customary requirements to which we will remain subject until maturity. The covenants include limitations on our ability to incur additional indebtedness, pay cash dividends, and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Credit Agreement and through the maturity date, for any period we do not maintain a minimum Adjusted Quick Ratio of 1.30 to 1.00, defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lenders plus (y) net accounts receivable reflected on our balance sheet (excluding accounts receivable that are more than 90 days past due, intercompany receivables, and receivables subject to dispute) to (2) current liabilities, including all borrowings outstanding under Credit Agreement, but excluding the current portion of deferred revenue (in each case determined substantially in accordance with GAAP), the Agent shall have the ability to use our cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months.

On July 22, 2025, our board of directors authorized a share repurchase program for up to $50.0 million of our Class A common stock for one year from the board approval date. Share repurchases under the $50.0 million program may be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or by other legally permissible means. The share repurchase program does not obligate us to acquire a specific number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on market conditions and other factors. Repurchases under the program are expected to be funded from a combination of existing cash balances and future cash flow. In August 2025, we repurchased $21.0 million of Class A shares from Link Ventures and its affiliated entities, and as of December 31, 2025, $29.0 million remained available for stock repurchases pursuant to the board authorization. During January and February 2026, we repurchased an additional $8.7 million of Class A common shares under the program via a 10b5-1 trading plan.

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

In addition, we have an effective universal shelf registration statement on Form S-3 with the SEC that permits us to sell up to $150.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights or units from time to time and at prices and on terms that we may determine. The net proceeds of any securities we sell under this registration statement may be used for general corporate purposes, including among other possible uses, the acquisition of companies or businesses, repayment and refinancing of debt, working capital and capital expenditures. At this time, we have no plans to sell any such securities under this registration statement.

Cash Flows

The following table shows a summary of our cash flows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$95,381	$66,566	$(2,828)
Net cash provided by (used in) investing activities	(5,057)	(4,114)	9,354
Net cash provided by (used in) financing activities	(21,064)	1,707	577
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	1	18
Net increase in cash, cash equivalents and restricted cash	$69,263	$64,160	$7,121

Operating activities

Operating activities provided $95.4 million and $66.6 million of cash during the years ended December 31, 2025 and 2024, respectively. Cash provided by operating activities in the year ended December 31, 2025 resulted from our net income of $99.3 million, partially offset by net non-cash income of $2.4 million and net cash used by changes in our operating assets and liabilities of $1.6 million. Net non-cash income included a net increase in deferred taxes of $38.4 million, primarily due to the release of our valuation allowance, partially offset by a litigation accrual settled with the sale of assets of $7.8 million and other non-cash charges of $28.2 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a $13.8 million increase in accounts receivable and a $4.4 million increase in prepaid expenses and other current assets, partially offset by a net $14.8 million increase in accounts payable and accrued expenses and other current liabilities.

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

Investing activities

Net cash used in investing activities was $5.1 million and $4.1 million for the years ended December 31, 2025 and 2024, respectively, consisting of cash used to acquire property and equipment, which included the capitalization of software development costs. During the years ended December 31, 2025 and 2024, we capitalized $4.6 million and $2.8 million, respectively, of software development costs.

Financing activities

During the year ended December 31, 2025, net cash used in financing activities was $21.1 million primarily due to $21.0 million used to repurchase common stock under our share repurchase program from Link Ventures and its affiliated entities. Cash proceeds received from the exercise of common stock options of $3.9 million during the year ended December 31, 2025 were offset by tax withholding payments of $4.0 million relating to net share settlements. During the year ended December 31, 2024, net cash provided by financing activities was $1.7 million, consisting of proceeds received from the exercise of common stock options, partially offset by tax withholding payments relating to net share settlements.

For a discussion of our cash flows for the year ended December 31, 2023 see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Contractual Obligations and Commitments

Our cash flows are dependent on a number of factors in addition to our operational expenditures, including our share repurchase program and our contractual and other obligations. As a result, our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

We lease office space in Cambridge, Massachusetts under non-cancelable operating leases through December 2027. We lease office space in Belfast, Northern Ireland pursuant to a sublease that expires in July 2027. As of December 31, 2025, we were obligated to make total minimum lease payments of $2.8 million under such leases, of which $1.4 million is payable in 2026.

In June 2025, we entered into a five-year, $18.5 million purchase commitment, in the ordinary course of business, for advertising with specified annual minimum payment amounts through July 2029. The remaining purchase commitment as of December 31, 2025 was $15.5 million, of which $3.5 million relates to the next twelve months.

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

We estimate the fair value of stock options with service-based vesting or performance-based vesting granted using the Black Scholes option pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield. We estimate the fair value of RSUs granted based on the market value of our common stock on the date of grant.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our audited consolidated financial statements appearing in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a credit agreement that provides us with credit at a floating rate of interest. As of December 31, 2025, we had no outstanding borrowings under our credit facility and therefore no material exposure to fluctuations in interest rates.

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

EVERQUOTE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of EverQuote, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EverQuote, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Revenue from Certain Referrals

As described in Note 2 to the consolidated financial statements, the Company derives its revenue primarily by selling consumer referrals to its insurance provider customers, including insurance carriers, agents and indirect distributors. Revenue from certain referrals makes up the majority of total revenue of $692.5 million. The Company recognizes referral revenue when it satisfies its performance obligations by delivering the referrals to its customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those referrals.

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

February 24, 2026

We have served as the Company’s auditor since 2014.

EVERQUOTE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$171,379	$102,116
Accounts receivable, net	75,149	61,346
Commissions receivable, current portion	—	3,007
Prepaid expenses and other current assets	9,761	5,311
Total current assets	256,289	171,780
Property and equipment, net	7,878	6,176
Goodwill	21,501	21,501
Acquired intangible assets, net	—	3,252
Operating lease right-of-use assets	2,358	3,409
Deferred tax assets	38,704	—
Commissions receivable, non-current portion	—	4,092
Other assets	183	320
Total assets	$326,913	$210,530
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$76,851	$59,975
Accrued expenses and other current liabilities	7,512	9,794
Deferred revenue	1,662	1,765
Operating lease liabilities	1,197	1,115
Total current liabilities	87,222	72,649
Deferred tax liabilities	281	—
Operating lease liabilities, net of current portion	1,370	2,513
Total liabilities	88,873	75,162
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 32,642,124 shares and 32,037,421 shares issued and outstanding at December 31, 2025 and 2024, respectively	33	32
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 3,604,278 shares issued and outstanding at December 31, 2025 and 2024, respectively	4	4
Additional paid-in capital	319,745	316,511
Accumulated other comprehensive income	126	—
Accumulated deficit	(81,868)	(181,179)
Total stockholders' equity	238,040	135,368
Total liabilities and stockholders' equity	$326,913	$210,530

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$692,521	$500,190	$287,921
Cost and operating expenses:
Cost of revenue	19,375	20,922	22,455
Sales and marketing	541,008	387,700	240,131
Research and development	31,504	29,553	27,591
General and administrative	34,066	30,264	26,301
Legal settlement	8,232	—	—
Restructuring and other charges	—	—	23,568
Acquisition-related costs	—	—	(150)
Total cost and operating expenses	634,185	468,439	339,896
Income (loss) from operations	58,336	31,751	(51,975)
Other income (expense):
Interest income	3,574	2,079	1,251
Other income (expense), net	(87)	178	14
Total other income, net	3,487	2,257	1,265
Income (loss) before income taxes	61,823	34,008	(50,710)
Income tax benefit (expense)	37,488	(1,839)	(577)
Net income (loss)	$99,311	$32,169	$(51,287)
Net income (loss) per share:
Basic	$2.75	$0.92	$(1.54)
Diluted	$2.63	$0.88	$(1.54)
Weighted average common shares outstanding:
Basic	36,141	35,007	33,350
Diluted	37,753	36,646	33,350

Comprehensive income (loss):
Net Income (loss)	$99,311	$32,169	$(51,287)
Other comprehensive income (loss):
Foreign currency translation adjustment	126	(29)	35
Comprehensive income (loss)	$99,437	$32,140	$(51,252)

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	26,447,880	$26	6,139,774	$6	$269,521	$(6)	$(162,061)	$107,486
Issuance of common stock upon exercise of stock options	174,777	—	—	—	979	—	—	979
Net issuance of common stock upon vesting of restricted stock units	1,416,086	3	—	—	(405)	—	—	(402)
Stock-based compensation expense	—	—	—	—	24,096	—	—	24,096
Transfer of Class B common stock to Class A common stock	535,496	—	(535,496)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(51,287)	(51,287)
Balances at December 31, 2023	28,574,239	29	5,604,278	6	294,191	29	(213,348)	80,907
Issuance of common stock upon exercise of stock options	457,210	—	—	—	3,553	—	—	3,553
Net issuance of common stock upon vesting of restricted stock units	1,005,972	1	—	—	(1,847)	—	—	(1,846)
Transfer of Class B common stock to Class A common stock	2,000,000	2	(2,000,000)	(2)		—	—	—
Stock-based compensation expense	—	—	—	—	20,614		—	20,614
Foreign currency translation adjustment	—	—	—	—	—	(29)	—	(29)
Net income	—	—	—	—	—	—	32,169	32,169
Balances at December 31, 2024	32,037,421	32	3,604,278	4	316,511	—	(181,179)	135,368
Issuance of common stock upon exercise of stock options	460,977	1	—	—	3,930	—	—	3,931
Net issuance of common stock upon vesting of restricted stock units	1,043,726	1	—	—	(3,972)	—	—	(3,971)
Repurchase and retirement of common stock	(900,000)	(1)	—	—	(21,023)	—	—	(21,024)
Stock-based compensation expense	—	—	—	—	24,299	—	—	24,299
Foreign currency translation adjustment	—	—	—	—	—	126	—	126
Net income	—	—	—	—	—	—	99,311	99,311
Balances at December 31, 2025	32,642,124	$33	3,604,278	$4	$319,745	$126	$(81,868)	$238,040

The accompanying notes are an integral part of these consolidated financial statements.

EVERQUOTE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$99,311	$32,169	$(51,287)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,811	5,672	6,196
Stock-based compensation expense	24,299	20,614	24,096
Deferred taxes	(38,428)	—	—
Loss on sale of health assets	—	—	19,388
Impairment of right-of-use asset	—	—	384
Change in fair value of contingent consideration liabilities	—	—	(150)
Provision for bad debt	10	13	204
Unrealized foreign currency transaction (gains) losses	110	(26)	21
Litigation accrual settled with sale of assets	7,841	—	—
Changes in operating assets and liabilities:
Accounts receivable	(13,813)	(40,178)	8,219
Prepaid expenses and other current assets	(4,440)	440	962
Commissions receivable, current and non-current	1,873	4,880	4,176
Operating lease right-of-use assets	1,124	2,213	2,497
Other assets	137	(291)	421
Accounts payable	16,887	42,664	(13,411)
Accrued expenses and other current liabilities	(2,105)	1,040	(1,543)
Deferred revenue	(103)	(107)	5
Operating lease liabilities	(1,133)	(2,537)	(3,006)
Net cash provided by (used in) operating activities	95,381	66,566	(2,828)
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(5,057)	(4,114)	(3,840)
Proceeds from sale of health assets	—	—	13,194
Net cash provided by (used in) investing activities	(5,057)	(4,114)	9,354
Cash flows from financing activities:
Proceeds from exercise of stock options	3,931	3,553	979
Repurchase of common stock	(21,024)	—	—
Tax withholding payments related to net share settlement	(3,971)	(1,846)	(402)
Net cash provided by (used in) financing activities	(21,064)	1,707	577
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	1	18
Net increase in cash, cash equivalents and restricted cash	69,263	64,160	7,121
Cash, cash equivalents and restricted cash at beginning of period	102,116	37,956	30,835
Cash, cash equivalents and restricted cash at end of period	$171,379	$102,116	$37,956
Supplemental disclosure of noncash investing and financing information:
Acquisition of property and equipment included in accounts payable	$125	$135	$25
Assets sold in settlement of litigation accrual	$8,141	$—	$—
Operating lease liabilities arising from obtaining right-of-use assets	$—	$4,026	$—

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States, primarily in the automotive insurance industry. For the year ended December 31, 2025, two customers represented 38% and 11%, respectively, of total revenue. For the year ended December 31, 2024, one customer represented 39% of total revenue. For the year ended December 31, 2023, one customer represented 18% of total revenue. As of December 31, 2025, two customers accounted for 36% and 11%, respectively, of the total accounts receivable balance. As of December 31, 2024, two customers accounted for 40% and 21%, respectively, of the total accounts and commissions receivable balance.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides reserves against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the reserve. As of December 31, 2025 and 2024, the Company’s allowance for credit losses was $0.1 million. During the years ended December 31, 2025 and 2024, the Company wrote off an insignificant amount of uncollectible accounts. During the year ended December 31, 2023, the Company wrote off $0.9 million of uncollectible accounts.

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

Commission Revenue

Prior to the sale of carrier contracts in May 2025 (see Note 3), the Company also generated revenue in the automotive insurance vertical from commission fees for the sale of policies as part of its direct to consumer agency and, prior to its exit from the health insurance vertical in 2023 (see Note 15), the Company also generated commission revenue in its other insurance vertical. Commission revenue represented less than 1% of total revenue for each of the years ended December 31, 2025 and 2024, and less than 10% of revenue for the year ended December 31, 2023.

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

Total revenue is comprised of revenue from the following distribution channels:

	Year Ended December 31,
	2025	2024	2023
Direct channels	87%	86%	81%
Indirect channels	13%	14%	19%
	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Year Ended December 31,
	2025	2024	2023
Automotive	$629,831	$446,095	$227,505
Home and renters	62,650	52,013	40,889
Other	40	2,082	19,527
Total Revenue	$692,521	$500,190	$287,921

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At December 31, 2025 and 2024, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.7 million and $1.8 million as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the Company recognized revenue of $1.6 million that was included in the contract liability balance (deferred revenue) at December 31, 2024. The Company recognizes deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Billings during the period are added to the deferred revenue balance to be recognized in future periods.

Goodwill and Acquired Intangible Assets

The Company records goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. The Company’s estimates of fair value are based upon assumptions believed to be reasonable at that time but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. Goodwill is not amortized, but rather is tested for impairment annually in the fourth quarter, or more frequently if facts and circumstances warrant a review, such as significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. The Company’s goodwill is evaluated at the consolidated level as it has been determined there is one operating segment comprised of one reporting unit. The Company performs a quantitative assessment, which compares the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2025 or 2024. In connection with its restructuring and exit from the health vertical in 2023, the Company recorded impairments of a right-of-use asset (see Note 15).

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above. The Company's cash equivalents included money market funds of $15.3 million and $7.4 million as of December 31, 2025 and 2024, respectively, which were valued based on quoted market prices, representing a Level 1 measurement within the fair value hierarchy. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company operates an online marketplace for consumers shopping for property and casualty insurance and generates revenue principally from referral fees.

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

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying statements of operations and comprehensive income (loss). During the years ended December 31, 2025, 2024 and 2023, advertising expense totaled $500.7 million, $345.0 million and $187.6 million, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 allows for adoption using either a prospective or retrospective method. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

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

3. Goodwill and Acquired Intangible Assets

Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. To date, the Company has had no impairments to goodwill. There were no changes to goodwill as of December 31, 2025 or 2024.

Prior to their sale in 2025, acquired intangible assets consisted of customer relationships and developed technology related to the Company's acquisition of Policy Fuel, LLC and its affiliated entities, Kanopy Insurance Center, LLC, One Eighty Software, Inc., Parachute Insurance Services Corp., collectively referred to as “PolicyFuel,” as follows (amounts in thousands):

		December 31, 2024
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
	(in years)
Customer relationships	9.0	$6,600	$(3,348)	$3,252
Developed technology	3.0	1,700	(1,700)	—
		$8,300	$(5,048)	$3,252

On May 1, 2025, as part of the settlement of litigation, the customer relationships and developed technology intangible assets were sold to the former owners of PolicyFuel (the “Buyers”) by entering into and contemporaneously closing a Purchase and Sale Agreement (the “Purchase Agreement”) with the Buyers in which the Company sold the right to receive commissions under the remaining property and casualty carrier contracts related to its direct to consumer agency and certain related software and obligations related to that commission stream. Pursuant to the Purchase Agreement, the Company sold Parachute Insurance Services Corp. and One Eighty Software, Inc. to the Buyers for cash consideration of $0.5 million.

The Company recorded a litigation accrual of $8.1 million relating to the settlement agreement, of which $7.8 million was recorded as legal settlement expense in 2025 and $0.3 million had been recorded in a prior year. The litigation accrual was settled by the derecognition of the assets sold, consisting of commissions receivables and intangible assets, including customer relationships and developed technology, net of cash received. The carrying value of the commissions receivables and intangible assets sold was $5.7 million and $2.9 million, respectively, as of May 1, 2025. The Company also recorded $0.4 million of legal expenses related to the settlement as legal settlement expense in 2025.

Amortization expense for intangible assets for the years ended December 31, 2025, 2024 and 2023 was $0.4 million, $1.9 million and $1.8 million, respectively.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Computer equipment	$1,827	$1,554
Software	19,881	16,114
Furniture and fixtures	186	131
Leasehold improvements	444	366
	22,338	18,165
Less: Accumulated depreciation and amortization	(14,460)	(11,989)
	$7,878	$6,176

Depreciation and amortization expense was $3.4 million, $3.7 million and $4.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. In connection with its move to new headquarters in 2024, the Company retired $3.4 million of fully depreciated assets.

The Company capitalized costs associated with the development of internal use software of $4.6 million, $2.8 million and $3.6 million included in the Software line item above and recorded related amortization expense of $2.9 million, $3.2 million and $3.7 million (included in depreciation and amortization expense) during the years ended December 31, 2025, 2024 and 2023, respectively. The remaining net book value of capitalized software costs was $6.6 million and $4.9 million as of December 31, 2025 and 2024, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued employee compensation and benefits	$4,568	$4,796
Accrued advertising expenses	1,710	2,947
Other current liabilities	1,234	2,051
	$7,512	$9,794

6. Loan and Security Agreement

On August 1, 2025, the Company entered into a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility (the “Revolving Facility”) among the Company, as borrower, Western Alliance Bank, as administrative agent and collateral agent for the lenders (the “Agent”) and as a lender itself, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement provides for a $60.0 million senior secured revolving line of credit. Subject to customary terms and conditions (including the absence of any default or event of default under the Credit Agreement), the Company shall have the right, from time to time, to request incremental revolving commitments in an aggregate amount not to exceed up to $25.0 million during the term of the Credit Agreement. Availability under the Credit Agreement will terminate on August 1, 2028 (the “Revolving Commitment Period”), and all outstanding revolving loans must be paid on or before such date. The Company will pay a commitment fee of 0.075% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Commitment Period. This facility replaced the prior $25.0 million revolving line of credit with Western Alliance Bank.

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

Borrowings are collateralized by substantially all of the Company's assets and property. Under the Credit Agreement, the Company has agreed to certain affirmative and negative covenants, reporting requirements and other customary requirements to which it will remain subject until maturity. The covenants include limitations on its ability to incur additional indebtedness, pay cash dividends, and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Credit Agreement and through the maturity date, for any period the Company does not maintain a minimum Adjusted Quick Ratio of 1.30 to 1.00, defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lenders plus (y) net accounts receivable reflected on the Company's balance sheet (excluding accounts receivable that are more than 90 days past due, intercompany receivables, and receivables subject to dispute) to (2) current liabilities, including all borrowings outstanding under Credit Agreement, but excluding the current portion of deferred revenue (in each case determined substantially in accordance with GAAP), the Agent shall have the ability to use the Company's cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months.

As of December 31, 2025, the Company was in compliance with its covenants and had no amounts outstanding under the Credit Agreement.

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

On August 11, 2025, the Company repurchased 900,000 shares of Class A common stock under the program in a negotiated transaction with a related party at a purchase price of $23.33 per share for an aggregate purchase price of $21.0 million (see Note 13). As of December 31, 2025, $29.0 million remained available for stock repurchases pursuant to the board authorization. During January and February 2026, the Company repurchased an additional $8.7 million of Class A common shares under the program via a 10b5-1 trading plan (see Note 17).

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan automatically increases on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, by an amount equal to the least of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2025, 2,744,383 shares remained available for future grant under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,812,320 shares effective as of January 1, 2026 in accordance with the provisions of the 2018 Plan described above.

Options and restricted stock units (“RSU”) granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire no longer than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices. Certain of the Company’s RSUs are net settled by withholding shares of the Company’s Class A common stock to cover statutory income taxes.

Stock Option Valuation

The fair value of stock option grants with service-based or performance-based vesting conditions is estimated on the date of grant using the Black Scholes option pricing model. The volatility has been determined using the Company’s traded stock price to estimate expected volatility. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company did not grant stock options in the years ended December 31, 2025 or 2024. The relevant data used to determine the fair value of the stock option grants during the year ended December 31, 2023 is as follows, presented on a weighted-average basis:

Year Ended
December 31, 2023
Risk-free interest rate	4.0%
Expected volatility	78.4%
Expected dividend yield	—
Expected term (in years)	5.8

The grant date fair value of stock options granted during the year ended December 31, 2023 was $7.57 per share.

Stock Option Activity

The following table summarizes the Company’s option activity since December 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Number of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	1,553,656	$10.09	5.71	$15,382
Granted	—	—
Exercised	(460,977)	8.53
Forfeited	(36,537)	12.91
Outstanding as of December 31, 2025	1,056,142	$10.67	4.87	$17,242
Vested and expected to vest as of December 31, 2025	1,056,142	$10.67	4.87	$17,242
Options exercisable as of December 31, 2025	930,827	$10.67	4.60	$15,200

As of December 31, 2025, outstanding options of 1,042,634 were for the purchase of Class A common stock and outstanding options of 13,508 were for the purchase of either Class A common stock or Class B common stock.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $7.4 million, $5.3 million and $0.9 million, respectively.

Restricted Stock Units

The Company has granted RSUs with service-based vesting conditions and with both service-based and performance-based vesting conditions (“pRSU”). The fair value of RSU grants with service-based or with both service-based and performance-based vesting conditions is estimated on the date of grant using the market price of the underlying shares on the grant date.

The following table summarizes the Company’s RSU with service-based vesting conditions activity since December 31, 2024:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2024	2,079,245	$15.17
Granted	1,208,026	21.93
Vested	(1,066,006)	15.98
Forfeited	(318,617)	16.33
Unvested balance December 31, 2025	1,902,648	$18.82

The following table summarizes the Company’s pRSU activity since December 31, 2024:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2024	327,075	$15.58
Granted	934,416	21.47
Vested	(143,166)	15.58
Forfeited	(150,124)	20.69
Unvested balance December 31, 2025	968,201	$20.47

pRSUs outstanding as of December 31, 2025 include 163,500 pRSUs granted in 2024 that are vesting over a four-year period based on continued service as the performance condition was met as of January 1, 2025. pRSUs outstanding as of December 31, 2025 also include 315,528 pRSUs granted in 2025. In the first quarter of 2025, the Company granted 347,840 pRSUs that will cumulatively vest over a four-year period based on continued service, commencing in the first quarter of 2026, based on achievement of a Company-specific performance target for the year ended December 31, 2025.

Additionally, during 2025, the Company granted 586,576 pRSUs that will vest based on the level of achievement of a Company-specific performance target for a 12-month period ending between December 31, 2027 and December 31, 2029, from a maximum of 100% of the number of pRSUs granted to a minimum of 10% of the pRSUs granted with no vesting if a minimum threshold of target performance is not achieved during the period (the “2027 pRSUs”). As of December 31, 2025, outstanding pRSUs include 489,173 2027 pRSUs.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$122	$182	$219
Sales and marketing	7,139	6,796	8,667
Research and development	6,291	5,502	8,053
General and administrative	10,747	8,134	5,869
Restructuring and other charges	—	—	1,288
	$24,299	$20,614	$24,096

The Company recognized income tax benefits related to stock-based compensation expense of $5.6 million as a component in calculating its income tax benefit for the year ended December 31, 2025. The Company did not record income tax benefits related to stock-based compensation expense for the years ended December 31, 2024 and 2023 due to the full valuation allowance against deferred tax assets.

Stock-based compensation expense in the table above includes $5.3 million and $2.8 million of stock-based compensation for the years ended December 31, 2025 and 2024, respectively, related to pRSUs. As of December 31, 2025, unrecognized compensation expense for RSUs, including pRSUs expected to vest, and option awards was $29.1 million, which is expected to be recognized over a weighted average period of 2.7 years.

9. Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$60,758	$33,132	$(51,294)
Foreign	1,065	876	584
	$61,823	$34,008	$(50,710)

The components of income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income tax expense (benefit):
Federal	$214	$562	$22
State	1,015	1,157	403
Foreign	(289)	120	152
Deferred income tax expense (benefit):
Federal	(25,557)	—	—
State	(13,147)	—	—
Foreign	276	—	—
Income tax expense (benefit)	$(37,488)	$1,839	$577

The Company adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the Company's effective income tax rate for the year ended December 31, 2025 (dollar amounts in thousands):

	Year Ended December 31, 2025
Federal statutory income tax rate	$12,982	21.0%
State and local income tax, net of federal (national) income tax benefit(1)	(9,325)	(15.1)
Foreign tax effects	(236)	(0.4)
Tax credits
Research and development tax credit	(6,082)	(9.8)
Changes in valuation allowance	(35,724)	(57.8)
Nontaxable or nondeductible items
Stock-based compensation	(2,678)	(4.3)
Executive compensation limitation	3,376	5.5
Other nondeductible items	199	0.3
Effective income tax rate	$(37,488)	(60.6)%

(1) State taxes in Massachusetts made up the majority of the tax effect in this category and were comprised primarily of a benefit for research and development credits and a benefit related to the release of the valuation allowance.

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025, which, among other provisions, permanently repeals the requirement to capitalize domestic research expenditures for federal income tax purposes for taxable years beginning after December 31, 2024, and allows for the accelerated deduction of any remaining unamortized domestic research expenditures over one or two years. Foreign research expenditures are still required to be capitalized and amortized ratably over 15 years. The impacts of the OBBBA are reflected in the Company’s income tax benefit for the year ended December 31, 2025.

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	3.7	6.9
Federal and state research and development tax credits	(3.0)	(0.3)
Nondeductible items	0.3	(0.3)
Stock-based compensation	(2.1)	(5.8)
Other	1.5	1.4
Change in valuation allowance	(16.0)	(24.0)
Effective income tax rate	5.4%	(1.1)%

Net deferred tax assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$16,040	$20,045
Capitalized research and development	5,860	16,834
Research and development tax credit carryforwards	15,116	9,207
Accrued expenses and other current liabilities	479	409
Property and equipment	—	65
Intangible assets	1,813	249
Stock-based compensation	410	2,289
Operating lease liability	436	58
Other	415	492
Total deferred tax assets	40,569	49,648
Valuation allowance	—	(48,508)
Net deferred tax assets	40,569	1,140
Deferred tax liabilities:
Capitalized software development costs	(1,161)	(826)
Property and equipment	(378)	—
Operating lease right of use asset	(380)	—
Intangible assets	(227)	(314)
Total deferred tax liabilities	(2,146)	(1,140)
Net deferred taxes	$38,423	$—

As of December 31, 2025, the Company had federal net operating loss carryforwards of $52.9 million to offset future taxable income, which do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. As of December 31, 2025, the Company had state net operating loss carryforwards of $75.9 million, which may be available to offset future taxable income and expire at various dates beginning in 2027. As of December 31, 2025, the Company also had federal and state research and development tax credit carryforwards of $11.0 million and $5.2 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2039 and 2032, respectively.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code ("IRC") of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. The Company has completed analyses through December 31, 2024 and determined that the Company did not undergo an ownership change within the meaning of Sections 382 and 383 during the analysis periods. The Company does not believe an ownership change within the meaning of Sections 382 and 383 has occurred through December 31, 2025. Therefore, the Company does not believe that its operating losses and research and development tax credit carryforwards are limited or that any of its carryforwards would expire unused.

The Company evaluates the positive and negative evidence bearing upon its ability to realize the deferred tax assets including its cumulative historical results and estimated future taxable income or loss. The Company had previously maintained a valuation allowance against its federal and state deferred tax assets as of December 31, 2024. During the fourth quarter of 2025, the Company concluded that, based on sustained improvements in the Company’s profitability, it is more likely than not that the Company will be able to fully realize its net deferred tax assets. The Company therefore released its valuation allowance of $48.5 million. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to the Company’s income tax provision in the period of change. The decrease in the valuation allowance for deferred tax assets during the year ended December 31, 2024 related primarily to the use of net operating loss carryforwards to offset taxable income, partially offset by an increase in capitalized research and development costs. The increase in the valuation allowance for deferred tax assets during the year ended December 31, 2023 related primarily to increases in net operating losses and capitalized research and development costs under IRC Section 174.

The changes in the valuation allowance were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Valuation allowance as of beginning of year	$48,508	$53,948	$41,755
Decreases recorded as a benefit to income tax provision	(48,508)	(5,440)	—
Increases recorded to tax provision	—	—	12,193
Valuation allowance as of end of year	$—	$48,508	$53,948

The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. No reserve for uncertain tax positions or related interest and penalties has been recorded at December 31, 2025 and 2024.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. In October 2024, the Company received notice of examination by the Internal Revenue Service for the year ending December 31, 2022. The examination was completed during the year ended December 31, 2025 with no adjustments proposed. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute. The Company is open to future tax examination under statute from 2022 to the present. However, carryforward attributes that were generated prior to January 1, 2022 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period.

The Company adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 regarding income taxes paid (net of refunds received) for the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025
Federal taxes	$1,000
State taxes
California	960
Illinois	690
All other states	503
$3,153

The following table presents the required disclosures prior to the adoption of ASU 2023-09 regarding income taxes paid for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for income taxes	$2,336	$589

10. Leases

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

As of December 31, 2025 and 2024, the Company maintained security deposits of $0.3 million with the landlords of its leases, which amounts were included in prepaid expenses and other current assets and other assets on the Company’s consolidated balance sheet.

The components of lease cost under ASC 842 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$1,403	$2,188	$2,682
Short-term lease cost	—	—	318
Variable lease cost	120	470	546
	$1,523	$2,658	$3,546

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,413	$2,499	$3,190
Operating lease liabilities arising from obtaining right-of-use assets	$—	$4,026	$—

The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2025	2024

Weighted-average remaining lease term - operating leases (in years)	1.9	2.9
Weighted-average discount rate - operating leases	8.50%	8.50%

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

Future annual lease payments under the Company’s leases as of December 31, 2025 were as follows (in thousands):

Years ending December 31,
2026	$1,363
2027	1,432
Total future minimum lease payments	2,795
Less: imputed interest	(228)
Total operating lease liabilities	$2,567

Total operating lease liabilities in the table above are classified on the consolidated balance sheet as follows (in thousands):

December 31, 2025
Current operating lease liabilities	$1,197
Operating lease liabilities, net of current portion	1,370
Total operating lease liabilities	$2,567

11. Commitments and Contingencies

Leases

The Company's commitments under its leases are described in Note 10.

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

Through December 31, 2025, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 and 2024.

Purchase Commitment

In June 2025, the Company entered into a five-year, $18.5 million purchase commitment, in the ordinary course of business, for advertising with specified annual minimum payment amounts through July 2029. The remaining purchase commitment as of December 31, 2025 was $15.5 million, of which $3.5 million relates to the next twelve months.

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

12. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $1.7 million, $2.7 million and $0.9 million during the years ended December 31, 2025, 2024 and 2023, respectively.

13. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the years ended December 31, 2025, 2024 and 2023, the Company recorded expense of $41.2 million, $14.5 million and $3.6 million, respectively, related to these arrangements. During the years ended December 31, 2025, 2024 and 2023, the Company paid $40.0 million, $12.3 million and $4.0 million, respectively, related to these arrangements. As of December 31, 2025 and 2024, amounts due to related-party affiliates totaled $3.7 million and $2.5 million, respectively, which were included in accounts payable and accrued expenses on the balance sheets.

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

14. Net Income (Loss) per Share

A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per common share computations are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$99,311	$32,169	$(51,287)

Denominator:
Weighted average basic common shares outstanding	36,141	35,007	33,350
Effect of dilutive securities:
Options to purchase common stock	635	673	—
Restricted stock units	977	966	—
Weighted average diluted common shares outstanding	37,753	36,646	33,350

The Company excluded the following potential common shares, presented based on weighted average shares outstanding during the periods, from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock	2	202	2,070
Restricted stock units	10	167	2,605
	12	369	4,675

The tables above do not include performance-based awards for which the performance goal had not been met as of period end. As of December 31, 2025, the Company had 489,173 outstanding pRSUs for which the performance goal had not been met as of period end.

15. Restructuring and Other Charges

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

16. Segments and Geographical Information

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

As a single reportable segment entity, the Company’s segment performance measure is net income (loss), which is used to monitor budget versus actual results. Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$692,521	$500,190	$287,921
Less:
Advertising expense	500,666	344,963	187,639
Cash operating expense (1)	97,264	97,012	99,821
Other segment items, net(2)	(4,720)	26,046	51,748
Net income (loss)	$99,311	$32,169	$(51,287)

(1) Cash operating expense is primarily comprised of personnel-related costs, technology service costs, professional fees and office-related costs included in cost and operating expense in the Company's consolidated statements of operations and comprehensive income (loss) and does not include non-cash depreciation and amortization and stock-based compensation amounts that are included in cost and operating expenses or non-recurring legal settlement expense, restructuring and other charges, and acquisition-related costs that are also included in cost and operating expenses.

(2) Other segment items, net included within net income (loss) include stock-based compensation and depreciation and amortization amounts that are non-cash items included in cost and operating expenses, legal settlement expense, restructuring and other charges, and acquisition-related costs that are considered non-recurring operating expenses, as well as interest income and income taxes, which are included in net income (loss). These amounts are also reported within the consolidated statements of operations and comprehensive income (loss) and consolidated statements of cash flows. See the accompanying consolidated financial statements for financial information regarding other segment items, net and the Company’s operating segment.

17. Subsequent Events

From January 1, 2026 through February 5, 2026, the Company repurchased an additional 375,000 shares of its common stock at an average price of $23.24 per share, for an aggregate repurchase amount of $8.7 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that as of December 31, 2025, our internal control over financial reporting is effective, based on the specified criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Joseph Sanborn (Chief Financial Officer, Chief Administrative Officer, Treasurer & Secretary)	Adoption (December 3, 2025)	Rule 10b5-1 trading arrangement	Sale	Until August 10, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 40,000 shares
Jayme Mendal (Chief Executive Officer and President)	Adoption (December 4, 2025)	Rule 10b5-1 trading arrangement	Sale	Until September 20, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 125,880 shares

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities (including gifts and adoption or amendment of Rule 10b5-1 trading plans) that applies to all Company personnel, including directors, officers, employees, and other covered persons. The policy also prohibits trading in securities of another company when an individual is aware of material non-public information about that company due to service as a covered person under the policy. Although its provisions do not apply to the Company generally, the policy provides that the Company’s policy is not to engage in transactions in Company securities while aware of material non-public information relating to the Company or its securities. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to our 2024 Annual Report on Form 10-K and incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the headings “Directors, Executive Officers and Corporate Governance—Compensation Committee Interlocks and Insider Participation”, “Executive Compensation” and “Director Compensation” (excluding the information under the subheading “—Pay Versus Performance”) in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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
10.10#

Offer Letter, dated as of July 31, 2017, by and between the Registrant and Jayme Mendal (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225379) filed with the SEC on June 1, 2018)

10.11#

Offer Letter, dated as of November 4, 2019, by and between the Registrant and David Brainard (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38549) filed with the SEC on February 27, 2023)

10.12#

Offer Letter, dated as of June 16, 2023, by and between the Registrant and Joseph Sanborn (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on May 7, 2024)

10.13#

Offer Letter, dated as of June 16, 2023, by and between the Registrant and Jon Ayotte (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on May 7, 2024)

10.14#

Form of Performance-Based Stock Option Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on May 8, 2020)

10.15#

Form of Restricted Stock Unit Agreement under 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on February 15, 2022)

10.16

Securities Purchase Agreement, dated February 22, 2022, by and between EverQuote, Inc. and Recognition Capital, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on February 23, 2022)

10.17	Executive Severance Plan, dated February 12, 2026
10.18

Purchase and Sale Agreement, dated May 1, 2025, by and among Tim Presto, Edward Hames and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on May 7, 2025).

10.19#	Form of Performance-Based Restricted Stock Unit Agreement - Section 16 Officer under 2018 Equity Incentive Plan
10.20#	Form of Restricted Stock Unit Agreement - Section 16 Officer under 2018 Equity Incentive Plan
10.21

Senior Secured Revolving Credit Facility Credit Agreement, dated August 1, 2025, by and between Western Alliance Bank as Administrative Agent, Issuing Lender and Swingline Lender and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38549) filed with the SEC on November 4, 2025).

10.22

Common Stock Repurchase Agreement, dated as of August 10, 2025, by and between the Company and Link Ventures LLLP (incorporated by reference to Exhibit 10.1 to the Amendment No. 9 to Schedule 13D filed with the SEC by David B. Blundin, Recognition Capital, LLC, Link Ventures LLLP, Link Management LLC, Cogo Fund 2020, LLC, Cogo Labs, LLC, and Link Equity Partners, LLC on August 13, 2025).

10.23

Lock-Up Agreement, dated August 10, 2025, by and among Link Ventures, LLLP, Link Management, LLC, David Blundin, and the Company (incorporated by reference to Exhibit 10.2 to the Amendment No. 9 to Schedule 13D filed with the SEC by David B. Blundin, Recognition Capital, LLC, Link Ventures LLLP, Link Management LLC, Cogo Fund 2020, LLC, Cogo Labs, LLC, and Link Equity Partners, LLC on August 13, 2025).

19.1	EverQuote, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38549) filed with the SEC on February 25, 2025).
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1

EverQuote, Inc. Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-38549) filed with the SEC on February 27, 2024)

Exhibit Number	Description
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbase document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 24, 2026	EVERQUOTE, INC.

	By:	/s/ Jayme Mendal
Jayme Mendal
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jayme Mendal Jayme Mendal	Chief Executive Officer and President and Director (Principal Executive Officer)	February 24, 2026

/s/ Joseph Sanborn Joseph Sanborn	Chief Financial Officer, Chief Administrative Officer, Treasurer & Secretary (Principal Financial Officer)	February 24, 2026

/s/ Jon Ayotte Jon Ayotte	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2026

/s/ David Blundin David Blundin	Chairman of the Board of Directors	February 24, 2026

/s/ Sanju Bansal Sanju Bansal	Director	February 24, 2026

/s/ Paul Deninger Paul Deninger	Director	February 24, 2026

/s/ George Neble George Neble	Director	February 24, 2026

/s/ John Shields John Shields	Director	February 24, 2026

/s/ Mira Wilczek Mira Wilczek	Director	February 24, 2026