Form 10-Q
period 2026-03-31
EverQuote, Inc.
filed 2026-05-05
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 7, 2026, the registrant had 31,769,000 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 3,604,278 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “will,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition liquidity and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

Factors that could cause actual results to differ include, without limitation, the following:

•
our dependence on revenue from the property and casualty, or P&C, insurance industries, and specifically automotive insurance, and exposure to risks related to those industries;
•
our dependence on our relationships with insurance providers with no long-term minimum financial commitments and furthermore, our reliance on a small number of insurance providers for a significant portion of our revenue;
•
adverse conditions in the insurance markets, as well as the general economy;
•
our dependence on third-party media sources for a significant portion of visitors to our websites and marketplace;
•
our ability to attract consumers to our websites and marketplace;
•
our ability to market to consumers or collect, share and use data derived from consumer activities;
•
risks related to cybersecurity incidents or other network disruptions;
•
risks related to the use of artificial intelligence, or AI;
•
our ability to develop new and enhanced products and services and to successfully monetize them;
•
the impact of competition in our industry and innovation by our competitors;
•
our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business, including with respect to the insurance industry, telemarketing restrictions and data privacy requirements; and
•
our ability to protect our intellectual property rights and maintain and build our brand.

A further list and description of risks, uncertainties and assumptions that could cause or contribute to differences in our future results include the cautionary statements described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, in our subsequent periodic filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. Risk Factors. We qualify all of our forward-looking statements by these cautionary statements.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$178,492	$171,379
Accounts receivable, net	71,783	75,149
Prepaid expenses and other current assets	6,794	9,761
Total current assets	257,069	256,289
Property and equipment, net	8,551	7,878
Goodwill	21,501	21,501
Operating lease right-of-use assets	2,049	2,358
Deferred tax assets	34,619	38,704
Other assets	183	183
Total assets	$323,972	$326,913
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$68,216	$76,851
Accrued expenses and other current liabilities	10,589	7,512
Deferred revenue	1,773	1,662
Operating lease liabilities	1,280	1,197
Total current liabilities	81,858	87,222
Deferred tax liabilities	275	281
Operating lease liabilities, net of current portion	972	1,370
Total liabilities	83,105	88,873
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 31,793,914 shares and 32,642,124 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	32	33
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 3,604,278 shares issued and outstanding	4	4
Additional paid-in capital	303,952	319,745
Accumulated other comprehensive income	74	126
Accumulated deficit	(63,195)	(81,868)
Total stockholders' equity	240,867	238,040
Total liabilities and stockholders' equity	$323,972	$326,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$190,852	$166,632
Cost and operating expenses:
Cost of revenue	4,265	5,380
Sales and marketing	145,412	129,430
Research and development	8,548	7,485
General and administrative	9,211	8,440
Legal settlement	—	7,900
Total cost and operating expenses	167,436	158,635
Income from operations	23,416	7,997
Other income (expense):
Interest income	961	708
Other income (expense), net	(13)	(31)
Total other income, net	948	677
Income before income taxes	24,364	8,674
Income tax expense	(5,691)	(684)
Net income	$18,673	$7,990
Net income per share:
Basic	$0.52	$0.22
Diluted	$0.51	$0.21
Weighted average common shares outstanding:
Basic	35,947	35,879
Diluted	36,942	37,667

Comprehensive income:
Net income	$18,673	$7,990
Other comprehensive income (loss):
Foreign currency translation adjustment	(52)	53
Comprehensive income	$18,621	$8,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2025	32,642,124	$33	3,604,278	$4	$319,745	$126	$(81,868)	$238,040
Issuance of common stock upon exercise of stock options	7,164	—	—	—	63	—	—	63
Net issuance of common stock upon vesting of restricted stock units	212,642	—	—	—	(1,147)	—	—	(1,147)
Repurchase and retirement of common stock	(1,068,016)	(1)	—	—	(19,850)	—	—	(19,851)
Stock-based compensation expense	—	—	—	—	5,141	—	—	5,141
Foreign currency translation adjustment	—	—	—	—	—	(52)	—	(52)
Net income	—	—	—	—	—	—	18,673	18,673
Balances at March 31, 2026	31,793,914	$32	3,604,278	$4	$303,952	$74	$(63,195)	$240,867

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

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$18,673	$7,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	785	1,221
Stock-based compensation expense	5,141	5,420
Deferred taxes	4,084	—
Unrealized foreign currency transaction (gains) losses	(34)	35
Changes in operating assets and liabilities:
Accounts receivable	3,366	(457)
Prepaid expenses and other current assets	2,966	496
Commissions receivable, current and non-current	—	1,014
Operating lease right-of-use assets	298	267
Accounts payable	(8,598)	(2,765)
Accrued expenses and other current liabilities	3,111	10,018
Deferred revenue	111	335
Operating lease liabilities	(305)	(268)
Net cash provided by operating activities	29,598	23,306
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(1,535)	(1,133)
Net cash used in investing activities	(1,535)	(1,133)
Cash flows from financing activities:
Proceeds from exercise of stock options	63	1,962
Repurchase of common stock	(19,851)	—
Tax withholding payments related to net share settlement	(1,147)	(1,293)
Net cash provided by (used in) financing activities	(20,935)	669
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	10
Net increase in cash, cash equivalents and restricted cash	7,113	22,852
Cash, cash equivalents and restricted cash at beginning of period	171,379	102,116
Cash, cash equivalents and restricted cash at end of period	$178,492	$124,968
Supplemental disclosure of non-cash information:
Acquisition of property and equipment included in accounts payable	$88	$208

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2025 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2026 and results of operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025 have been made. The Company’s results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and the valuation of accounts receivable, the expensing and capitalization of website and software development costs, stock-based compensation expense and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. These estimates may change, as new events occur and additional information is obtained and actual results could differ materially from these estimates.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States, primarily in the automotive industry. For the three months ended March 31, 2026, one customer represented 40% of total revenue. For the three months ended March 31, 2025, two customers represented 43% and 13% of total revenue, respectively. As of March 31, 2026, three customers accounted for 30%, 17% and 17% of accounts receivable, respectively. As of December 31, 2025, two customers accounted for 36% and 11% of accounts receivable, respectively.

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above. The Company's cash equivalents included money market funds of $15.4 million and $15.3 million as of March 31, 2026 and December 31, 2025, respectively, which were valued based on quoted market prices, representing a Level 1 measurement within the fair value hierarchy. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. There were no transfers into or out of Level 3 during the three months ended March 31, 2026 and 2025.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides an allowance against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions, and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the allowance. As of March 31, 2026 and December 31, 2025, the Company’s allowance for credit losses was $0.1 million. During each of the three months ended March 31, 2026 and 2025, the Company wrote off insignificant amounts of uncollectible accounts.

Revenue Recognition

The Company derives its revenue primarily by selling consumer referrals to its insurance provider customers, including insurance carriers, agents and indirect distributors. Prior to the sale of certain carrier contracts in May 2025, the Company also generated revenue from commission fees for the sale of policies, primarily in its automotive insurance vertical as part of its direct to consumer agency. In May 2025, the Company sold the right to receive commissions under its remaining property and casualty carrier contracts related to its direct to consumer agency to settle a litigation matter (see Note 3).

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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2026	2025
Direct channels	90%	91%
Indirect channels	10%	9%
	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended March 31,
	2026	2025
Automotive	$172,386	$152,715
Home and renters	18,466	13,904
Other	—	13
Total revenue	$190,852	$166,632

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At March 31, 2026 and December 31, 2025, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the accompanying condensed consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.7 million as of December 31, 2025. During the three months ended March 31, 2026, the Company recognized revenue of $1.3 million that was included in the contract liability balance (deferred revenue) at December 31, 2025. The Company recognizes revenue from deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Amounts collected during the period are added to the deferred revenue balance.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive income. During the three months ended March 31, 2026 and 2025, advertising expense totaled $135.0 million and $119.8 million, respectively.

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) to introduce a practical expedient to calculating current expected credit loss by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This expedient can only be applied to current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual periods, and this update is applied prospectively. The Company adopted this standard effective January 1, 2026 and applied the practical expedient to assets within its scope. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

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

3. Goodwill and Acquired Intangible Assets

Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. To date, the Company has had no impairments to goodwill. There were no changes to goodwill for the three months ended March 31, 2026.

Acquired intangible assets consisted of customer relationships and developed technology related to the Company's acquisition of Policy Fuel, LLC and its affiliated entities, Kanopy Insurance Center, LLC, One Eight Software, Inc., Parachute Insurance Services Corp., collectively referred to as “PolicyFuel,” which assets were sold as part of the settlement of litigation on May 1, 2025.

Amortization expense for intangible assets (prior to their sale) was $0.3 million for the three months ended March 31, 2025. The Company recorded legal settlement expense of $7.9 million for the three months ended March 31, 2025 related to the settlement of the litigation.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued employee compensation and benefits	$6,941	$4,568
Accrued advertising expenses	2,084	1,710
Other current liabilities	1,564	1,234
	$10,589	$7,512

5. Loan and Security Agreement

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

As of March 31, 2026, the Company was in compliance with its covenants and had no amounts outstanding under the Credit Agreement.

6. Equity

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

During the three months ended March 31, 2026, the Company repurchased an additional 1,068,016 shares of Class A common stock under the program at an average purchase price of $18.59 per share for an aggregate purchase price of $19.9 million.

As of March 31, 2026, $9.1 million remained available for stock repurchases pursuant to the board authorization.

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan automatically increases on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, by an amount equal to the lowest of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,812,320 shares effective as of January 1, 2026 in accordance with the provisions of the 2018 Plan described above. As of March 31, 2026, 4,179,800 shares remained available for future grant under the 2018 Plan.

Option awards and restricted stock unit (“RSU”) awards granted under the Plans vest over periods determined by the board of directors. Options granted under the Plans expire no later than ten years from the date of the grant. The exercise price for stock options granted is not less than the fair value of common shares based on quoted market prices. Certain of the Company’s RSUs are net settled by withholding shares of the Company’s Class A common stock to cover statutory income taxes.

Stock Option Activity

The Company did not grant common stock options during either of the three months ended March 31, 2026 or 2025.

Restricted Stock Unit Activity

The Company has granted RSU awards with service-based vesting conditions and with both service-based and performance-based vesting conditions (“pRSU”). The fair value of RSU grants with service-based or with both service-based and performance-based vesting conditions is estimated on the date of grant using the market price of the underlying shares on the grant date.

The following table summarizes the Company’s RSU with service-based vesting conditions activity since December 31, 2025:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2025	1,902,648	$18.82
Granted	481,329	14.49
Vested	(195,736)	16.08
Forfeited	(92,127)	18.18
Unvested balance March 31, 2026	2,096,114	$18.11

The following table summarizes the Company’s pRSU activity since December 31, 2025:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2025	968,201	$20.47
Granted	211,165	17.08
Vested	(73,138)	20.02
Forfeited	(161,607)	21.26
Unvested balance March 31, 2026	944,621	$19.61

pRSUs outstanding as of March 31, 2026 and December 31, 2025 are comprised of the following awards:

	March 31, 2026	December 31, 2025
Performance conditions met	289,238	479,028
2026 performance conditions	211,165	—
2027 performance conditions	444,218	489,173
Unvested balance March 31, 2026	944,621	968,201
•
Performance conditions met — vesting over a four-year period based on continued service as the performance condition was met.
•
2026 Performance conditions — cumulative vesting over a four-year period based on continued service, commencing in the first quarter of 2027, based on the level of achievement of a Company-specific performance target in 2026, from a maximum of 100% of the number of pRSUs granted to a minimum of 33% of the pRSUs granted with no vesting if a minimum threshold of target performance is not achieved during the period.
•
2027 Performance conditions — vesting based on the level of achievement of a Company-specific performance target for a 12-month period ending between December 31, 2027 and December 31, 2029, from a maximum of 100% of the number of pRSUs granted to a minimum of 10% of the pRSUs granted with no vesting if a minimum threshold of target performance is not achieved during the period.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$30	$9
Sales and marketing	1,280	1,565
Research and development	1,434	1,370
General and administrative	2,397	2,476
	$5,141	$5,420

Stock-based compensation expense in the table above includes $0.8 million and $1.1 million of stock-based compensation for the three months ended March 31, 2026 and 2025, respectively, related to pRSUs. As of March 31, 2026, unrecognized compensation expense for stock-based awards expected to vest was $33.2 million, which is expected to be recognized over a weighted average period of 2.6 years.

The Company recognized income tax benefits related to stock-based compensation expense of $1.1 million as a component in calculating its income taxes for the three months ended March 31, 2026. Income tax benefits related to stock-based compensation expense for the three months ended March 31, 2025 were fully offset by the full valuation allowance against deferred tax assets.

8. Commitments and Contingencies

Leases

The Company leases office space under various non-cancelable operating leases. There have been no material changes to the Company’s leases during the three months ended March 31, 2026. For additional information, please read Note 10, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Purchase Commitment

In June 2025, the Company entered into a five-year, $18.5 million purchase commitment, in the ordinary course of business, for advertising with specified annual minimum payment amounts through July 2029. The remaining purchase commitment as of March 31, 2026 was $15.5 million, of which $3.5 million relates to the next twelve months.

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

9. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.4 million in each of the three months ended March 31, 2026 and 2025.

10. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended March 31, 2026 and 2025, the Company recorded expense of $12.8 million and $7.2 million, respectively, related to these arrangements. During the three months ended March 31, 2026 and 2025, the Company paid $8.3 million and $4.5 million, respectively, related to these arrangements. As of March 31, 2026 and December 31, 2025, amounts due to related-party affiliates totaled $8.2 million and $3.7 million, respectively, which are included in accounts payable on the accompanying condensed consolidated balance sheets.

On August 11, 2025, the Company repurchased 900,000 shares of Class A common stock from Link Ventures, which is an entity affiliated with funds advised by David Blundin, the Company's chairman of the board of directors and co-founder, and other affiliated entities of Mr. Blundin, at a purchase price of $23.33 per share for an aggregate purchase price of $21.0 million pursuant to the provisions of the Company's share repurchase program. The purchase price represented an approximate 1.8% discount to the closing price of the Company's common stock on August 8, 2025. The shares were immediately retired. In connection with the repurchase agreement, Mr. Blundin and Link Ventures entered into a 180-day lock-up agreement with the Company which restricted the sale or transfer of any of the Company’s shares of capital stock beneficially owned by Mr. Blundin, subject to customary exceptions.

11. Income Taxes

The Company records income tax expense by applying its estimated annual effective tax rate to year-to-date income before income taxes, and adjusting for discrete items occurring in the quarter. The Company’s effective tax rate may vary from period to period, generally based on factors such as changes in forecasts and year-to-date results.

For the three months ended March 31, 2026, the Company recorded income tax expense of $5.7 million related primarily to U.S. federal and state income taxes. The Company’s estimated annual effective tax rate for 2026, which has been applied to income before income taxes for the three months ended March 31, 2026, varied from the U.S. federal statutory income tax rate primarily due to state income taxes, partially offset by U.S. federal research and development tax credits.

For the three months ended March 31, 2025, the Company recorded $0.7 million of income tax expense consisting primarily of state income taxes. Until the fourth quarter of 2025, the Company maintained a full valuation allowance against its deferred tax assets.

12. Net Income per Share

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$18,673	$7,990

Denominator:
Weighted average basic common shares outstanding	35,947	35,879
Effect of dilutive securities:
Options to purchase common stock	431	704
Restricted stock units	564	1,084
Weighted average diluted common shares outstanding	36,942	37,667

The Company excluded the following potential common shares, presented based on weighted average shares outstanding during the periods, from the computation of diluted net income per share because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	—	4
Restricted stock units	255	13
	255	17

The tables above do not include performance-based awards for which the performance conditions had not been met as of period end. As of March 31, 2026 and 2025, the Company had outstanding pRSUs for which the performance conditions had not been met as of period end of 655,383 and 922,016, respectively.

13. Segments and Geographical Information

The Company's revenue is derived from customers in the United States. Long-lived tangible assets held outside of the United States are not material.

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

As a single reportable segment entity, the Company’s segment performance measure is net income (loss), which is used to monitor budget versus actual results. Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$190,852	$166,632
Less:
Advertising expense	134,954	119,772
Cash operating expense(1)	26,569	24,353
Other segment items, net(2)	10,656	14,517
Net income	$18,673	$7,990

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

14. Subsequent Events

From April 1, 2026 through April 30, 2026, the Company repurchased an additional 491,386 shares of its common stock at an average price of $15.73 per share, for an aggregate purchase price of $7.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2025, on file with the Securities and Exchange Commission. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below, elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. Risk Factors, and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

We are a leading AI-powered growth solutions partner for regulated property and casualty insurance entities, enabling the largest insurance carriers and thousands of agents to maximize customer acquisition across digital channels. Fueled by our proprietary data assets and our AI traffic engine, EverQuote is transforming the way providers attract and engage consumers to grow market share.

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

In the three months ended March 31, 2026 and 2025, our total revenue was $190.9 million and $166.6 million, respectively, representing a year-over-year increase of 14.5%. We had net income of $18.7 million and $8.0 million for the three months ended March 31, 2026 and 2025, respectively, and had $29.3 million and $22.5 million in adjusted EBITDA for the three months ended March 31, 2026 and 2025, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

Factors Affecting Our Performance

We believe that our performance and future growth depend on a number of factors that present opportunities for us but also pose risks and challenges, including those discussed below, elsewhere in this Quarterly Report on Form 10-Q, particularly in Item 1A. Risk Factors, and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Auto insurance industry risk

For the three months ended March 31, 2026 and 2025, we derived 90% and 92%, respectively, of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. Furthermore, total revenue from our largest auto insurance carrier customer was 40% of our revenue for the three months ended March 31, 2026 and total revenue from our two largest auto insurance carrier customers was 43% and 13% of our revenue, respectively, for the three months ended March 31, 2025. Business cycles within the auto insurance industry heavily impact our carrier customers’ advertising spend with us, such as in 2022 and 2023 when the auto insurance industry experienced deteriorated underwriting performance due to a rise in claims, inflation, and inadequate policy premiums, which had a negative impact on the pricing and demand for consumer referrals in our marketplace throughout 2023.

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

For the periods presented, our total revenue consisted of revenue generated within our insurance verticals as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Automotive	$172,386	$152,715
Home and renters	18,466	13,904
Other	—	13
Total revenue	$190,852	$166,632

We expect an overall increase in revenue in 2026 as compared to 2025, driven by our automotive and home and renters verticals, as we anticipate increased spending from our carrier partners. We expect revenue from our other insurance verticals to be insignificant in 2026 as a result of our focus on the P&C market.

Cost and Operating Expenses

Our cost and operating expenses consist of cost of revenue, sales and marketing, research and development, general and administrative and legal settlement expense.

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

Research and Development

Research and development expense consists primarily of personnel-related costs for software development and product management. We have focused our research and development efforts on improving ease of use and functionality of our existing marketplace platform and developing new offerings and internal tools. We primarily expense research and development costs. Direct development costs related to software enhancements that add functionality are capitalized and amortized as a component of cost of revenue. We expect that research and development expense will increase in 2026 as compared to 2025, primarily due to personnel-related costs and technology services.

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

Legal settlement

Legal settlement includes costs associated with the settlement of our litigation in 2025 with the former owners of certain entities acquired in 2021.

Other Income (Expense)

Other income (expense) consists of interest income and other income (expense). Interest income consists of interest earned on invested cash balances. Other income (expense) consists of miscellaneous income (expense) unrelated to our core operations.

Income Taxes

Our income tax expense is based on applying our estimated annual effective tax rate to year-to-date income before income taxes, and adjusting for discrete items occurring in the quarter. Our effective tax rate may vary from period to period, generally based on factors such as changes in forecasts and year-to-date results.

As a result of the release of our valuation allowance in the fourth quarter of 2025, we expect an increase to our income tax rate in 2026. To the extent allowed, we intend to use our available net operating loss carryforwards and tax credits to reduce cash tax payment obligations.

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

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income	$18,673	$7,990
Stock-based compensation	5,141	5,420
Depreciation and amortization	785	1,221
Legal settlement	—	7,900
Interest income	(961)	(708)
Income taxes	5,691	684
Adjusted EBITDA	$29,329	$22,507

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following tables set forth our results of operations for the periods shown:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Statement of Operations Data:
Revenue(1)	$190,852	$166,632
Cost and operating expenses(2):
Cost of revenue	4,265	5,380
Sales and marketing	145,412	129,430
Research and development	8,548	7,485
General and administrative	9,211	8,440
Legal settlement	—	7,900
Total cost and operating expenses	167,436	158,635
Income from operations	23,416	7,997
Other income (expense):
Interest income	961	708
Other income (expense), net	(13)	(31)
Total other income, net	948	677
Income before income taxes	24,364	8,674
Income tax expense	(5,691)	(684)
Net income	$18,673	$7,990
Other Financial and Operational Data:
Variable marketing dollars	$55,898	$46,860
Adjusted EBITDA(3)	$29,329	$22,507

(1)  Comprised of revenue from the following distribution channels:

	Three Months Ended March 31,
	2026	2025
Direct channels	90%	91%
Indirect channels	10%	9%
	100%	100%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$30	$9
Sales and marketing	1,280	1,565
Research and development	1,434	1,370
General and administrative	2,397	2,476
	$5,141	$5,420

(3) See “—Non-GAAP Financial Measure” for information regarding our use of adjusted EBITDA as a non-GAAP financial measure and a reconciliation of adjusted EBITDA to its comparable GAAP financial measure.

Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$190,852	$166,632	$24,220	14.5%

Revenue increased by $24.2 million from $166.6 million for the three months ended March 31, 2025 to $190.9 million for the three months ended March 31, 2026. The increase in revenue was primarily due to an increase of $19.7 million in our automotive vertical, due to an increase in carrier spend for referrals. Revenue also increased in our home and renters vertical by $4.6 million due to an increase in carrier spend for referrals.

Cost of Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue	$4,265	$5,380	$(1,115)	-20.7%
Percentage of revenue	2.2%	3.2%

Cost of revenue decreased by $1.1 million from $5.4 million for the three months ended March 31, 2025 to $4.3 million for the three months ended March 31, 2026. Cost of revenue decreased primarily due to a $0.4 million reduction in third-party call center costs and decreases of $0.2 million and $0.1 million in lead verification services and hosting costs, respectively. Amortization of internal-use software also decreased by $0.2 million.

Sales and Marketing

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing expense	$145,412	$129,430	$15,982	12.3%
Percentage of revenue	76.2%	77.7%

Sales and marketing expense increased by $16.0 million from $129.4 million for the three months ended March 31, 2025 to $145.4 million for the three months ended March 31, 2026. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $15.2 million due to an increase in carrier spend and an increase in personnel-related costs of $0.4 million.

Research and Development

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Research and development expense	$8,548	$7,485	$1,063	14.2%
Percentage of revenue	4.5%	4.5%

Research and development expense increased by $1.1 million from $7.5 million for the three months ended March 31, 2025 to $8.5 million for the three months ended March 31, 2026. The increase in research and development expense was primarily due to an increase in personnel-related costs of $1.0 million due primarily to increased headcount.

General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
General and administrative expense	$9,211	$8,440	$771	9.1%
Percentage of revenue	4.8%	5.1%

General and administrative expenses increased by $0.8 million from $8.4 million for the three months ended March 31, 2025 to $9.2 million for the three months ended March 31, 2026. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $0.3 million and an increase in bank service fees of $0.2 million.

Legal Settlement

Legal settlement expense for the three months ended March 31, 2025 of $7.9 million consisted of the liability recorded for the settlement of litigation in connection with a prior acquisition (see Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

Other Income (Expense)

Interest income increased from $0.7 million in the three months ended March 31, 2025 to $1.0 million in the three months ended March 31, 2026 due to an increase in interest earned on our cash balances. Other income (expense), net was not significant for any periods presented.

Income Tax Expense

For the three months ended March 31, 2026, we recorded income tax expense of $5.7 million related primarily to U.S. federal and state income taxes. Our effective tax rate for the three months ended March 31, 2026 varied from the U.S. federal statutory income tax rate primarily due to state income taxes, partially offset by U.S. federal research and development tax credits.

For the three months ended March 31, 2025, we recorded income tax expense of $0.7 million, consisting primarily of state income taxes. Until the fourth quarter of 2025, we maintained a full valuation allowance against our deferred tax assets.

Variable Marketing Dollars and Margin

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$190,852	$166,632	$24,220	14.5%
Less: total advertising expense (a component of sales and marketing expense)	134,954	119,772
Variable marketing dollars	$55,898	$46,860	$9,038	19.3%
Variable marketing margin	29.3%	28.1%

The increase in variable marketing dollars in the three months ended March 31, 2026 was due primarily to increased carrier spend. The increase in variable marketing margin for the same period was due to better optimization of our traffic.

Liquidity and Capital Resources

As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $178.5 million and up to $60.0 million of availability under our revolving line of credit.

On August 1, 2025, we entered into a new senior secured revolving credit facility, or the Credit Agreement, with Western Alliance Bank, as administrative agent and collateral agent for the lenders, or the Agent, and as a lender itself, and the other lenders party thereto, or collectively, the Lenders. The Credit Agreement provides for a $60.0 million senior secured revolving line of credit. Subject to customary terms and conditions (including the absence of any default or event of default under the Credit Agreement), we shall have the right, from time to time, to request incremental revolving commitments in an aggregate amount not to exceed up to $25.0 million during the term of the Credit Agreement. Availability under the Credit Agreement will terminate on August 1, 2028, or the Revolving Commitment Period, and all outstanding revolving loans must be paid on or before such date. We will pay a commitment fee of 0.075% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Commitment Period.

Under the Credit Agreement, we have agreed to certain affirmative and negative covenants, reporting requirements and other customary requirements to which we will remain subject until maturity that may limit our operating flexibility. Specifically, the covenants include limitations on our ability to incur additional indebtedness, pay cash dividends, and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Credit Agreement and through the maturity date, for any period we do not maintain a minimum Adjusted Quick Ratio (as defined in the Credit Agreement) of 1.30 to 1.00, the Agent shall have the ability to use our cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months. For more information regarding our Credit Agreement, see Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. As of March 31, 2026, we were in compliance with the terms and conditions of our Credit Agreement.

On July 22, 2025, our board of directors authorized a share repurchase program for up to $50.0 million of our Class A common stock for one year from the board approval date. Share repurchases under the $50.0 million program may be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or by other legally permissible means. The share repurchase program does not obligate us to acquire a specific number of shares, and may be suspended, modified, or terminated at any time, without prior notice. The number of shares to be repurchased will depend on market conditions and other factors. Repurchases under the program are expected to be funded from a combination of existing cash balances and future cash flow. During the three months ended March 31, 2026, we repurchased an additional $19.9 million of Class A common shares under the program. As of March 31, 2026, $9.1 million remained available for stock repurchases pursuant to the board authorization.

During April 2026, we repurchased an additional $7.7 million of Class A common shares under the program.

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

In addition, we have an effective universal shelf registration statement on Form S-3 with the Securities and Exchange Commission that permits us to sell up to $150.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights or units from time to time and at prices and on terms that we may determine. The net proceeds of any securities we sell under this registration statement may be used for general corporate purposes, including among other possible uses, the acquisition of companies or businesses, repayment and refinancing of debt, working capital and capital expenditures. At this time, we have no plans to sell any such securities under this registration statement.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$29,598	$23,306
Net cash used in investing activities	(1,535)	(1,133)
Net cash provided by (used in) financing activities	(20,935)	669
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	10
Net increase in cash, cash equivalents and restricted cash	$7,113	$22,852

Net cash provided by operating activities

Operating activities provided $29.6 million in cash during the three months ended March 31, 2026, primarily resulting from our net income of $18.7 million, net non-cash charges of $10.0 million and net cash provided by changes in our operating assets and liabilities of $0.9 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $3.4 million decrease in accounts receivable and a $3.0 million decrease in prepaid expenses and other current assets, partially offset by a net $5.5 million decrease in accounts payable and accrued expenses and other current liabilities.

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

Changes in accounts receivable, accounts payable and accrued expenses and other current liabilities, and prepaid expenses and other current assets were generally due to changes in our business and timing of customer and vendor invoicing and payments.

Net cash used in investing activities

Net cash used in investing activities of $1.5 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively, was attributable to the acquisition of property and equipment, which included the capitalization of certain software development costs. During the three months ended March 31, 2026 and 2025, we capitalized $1.3 million and $1.0 million, respectively, of software development costs.

Net cash provided by (used in) financing activities

During the three months ended March 31, 2026, net cash used in financing activities was $20.9 million, primarily due to $19.9 million used to repurchase common stock under our share repurchase program and $1.1 million used for tax withholding payments relating to net share settlements.

During the three months ended March 31, 2025, net cash provided by financing activities was $0.7 million, consisting of proceeds received from the exercise of common stock options of $2.0 million, partially offset by tax withholding payments of $1.3 million relating to net share settlements.

Contractual Obligations and Commitments

Our cash flows are dependent on a number of factors in addition to our operational expenditures, including our share repurchase program and our contractual and other obligations. As a result, our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

There have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

There have been no material changes to our critical accounting policies from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2025, on file with the Securities and Exchange Commission. For further disclosure, refer to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our Credit Agreement provides us with credit at a floating rate of interest. As of March 31, 2026, we had no outstanding borrowings under our revolving line of credit and therefore no material exposure to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings and this item is included in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our subsequent periodic filings with the Securities and Exchange Commission. There has been no material change from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no shares of equity securities sold or issued, or options granted, by us during the three months ended March 31, 2026 that were not registered under the Securities Act, and that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table presents information with respect to shares of Class A common stock repurchased by EverQuote, Inc. during the three months ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
				(in thousands)
January 1, 2026 to January 31, 2026	300,000	$24.24	1,200,000	$21,728
February 1, 2026 to February 28, 2026	75,000	19.47	1,275,000	20,268
March 1, 2026 to March 31, 2026	693,016	16.04	1,968,016	9,149
Total	1,068,016	$18.59	1,968,016	$9,149

(1) Average price paid per share includes broker commissions and costs associated with the repurchase.

(2) On July 22, 2025, our board of directors authorized the repurchase of up to $50.0 million in shares of the Company's Class A common stock. Repurchased shares are retired and resume the status of authorized but unissued shares of common stock.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, the following directors or officers informed us of the adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Jon Ayotte (Chief Accounting Officer)	Adoption (March 9, 2026)	Rule 10b5-1 trading arrangement	Sale	Until December 31, 2026, or such earlier date upon which all transactions are completed or expire without execution	Indeterminable (1)
Jayme Mendal (Chief Executive Officer and President)	Termination (March 16, 2026)(2)	Rule 10b5-1 trading arrangement	Sale	Until September 20, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 125,880 shares

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

(2) The trading arrangement was originally adopted on December 4, 2025.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Executive Severance Plan, dated February 12, 2026 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-38549) filed with the SEC on February 24, 2026)

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

EVERQUOTE, INC.

Date: May 5, 2026	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Joseph Sanborn
Joseph Sanborn Chief Financial Officer, Chief Administrative Officer, Treasurer and Secretary (Principal Financial Officer)