Form 10-Q
period 2026-06-30
EverQuote, Inc.
filed 2026-08-04
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, the registrant had 31,682,105 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 3,557,646 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations, financial position, liquidity and capital resources; our business strategy and plans, including our development, deployment and monetization of new and enhanced products and services; trends in consumer traffic and demand for our products and services; our relationships with, and spending by, carriers and agents; our use of artificial intelligence, or AI, and the anticipated benefits thereof; objectives of management for future operations; and our capital allocation priorities, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

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

Factors that could cause actual results to differ materially from our forward-looking statements include, without limitation, the following:

•
our dependence on revenue from the property and casualty, or P&C, insurance industries, and specifically automotive insurance, and exposure to risks related to those industries;
•
our dependence on our relationships with insurance provider customers with no long-term minimum financial commitments and furthermore, our reliance on a small number of insurance provider customers for a significant portion of our revenue;
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
risks related to the use of AI;
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

A further list and description of risks, uncertainties and assumptions that could cause or contribute to differences in our future results include the cautionary statements described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, in our subsequent periodic filings with the Securities and Exchange Commission and elsewhere in this Quarterly Report on Form 10-Q. We qualify all of our forward-looking statements by these cautionary statements.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$192,318	$171,379
Accounts receivable, net	76,024	75,149
Prepaid expenses and other current assets	9,350	9,761
Total current assets	277,692	256,289
Property and equipment, net	9,201	7,878
Goodwill	21,501	21,501
Operating lease right-of-use assets	1,747	2,358
Deferred tax assets	30,682	38,704
Other assets	183	183
Total assets	$341,006	$326,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,288	$76,851
Accrued expenses and other current liabilities	9,901	7,512
Deferred revenue	1,825	1,662
Operating lease liabilities	1,378	1,197
Total current liabilities	83,392	87,222
Deferred tax liabilities	271	281
Operating lease liabilities, net of current portion	565	1,370
Total liabilities	84,228	88,873
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 31,682,105 shares and 32,642,124 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	32	33
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 3,557,646 shares and 3,604,278 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	300,677	319,745
Accumulated other comprehensive income	74	126
Accumulated deficit	(44,009)	(81,868)
Total stockholders’ equity	256,778	238,040
Total liabilities and stockholders’ equity	$341,006	$326,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$195,086	$156,629	$385,938	$323,261
Cost and operating expenses:
Cost of revenue	4,359	4,842	8,624	10,222
Sales and marketing	147,613	121,055	293,025	250,485
Research and development	9,429	7,772	17,977	15,257
General and administrative	10,200	8,460	19,411	16,900
Legal settlement	—	332	—	8,232
Total cost and operating expenses	171,601	142,461	339,037	301,096
Income from operations	23,485	14,168	46,901	22,165
Other income (expense):
Interest income	1,050	918	2,011	1,626
Other income (expense), net	(25)	(22)	(38)	(53)
Total other income, net	1,025	896	1,973	1,573
Income before income taxes	24,510	15,064	48,874	23,738
Income tax expense	(5,324)	(363)	(11,015)	(1,047)
Net income	$19,186	$14,701	$37,859	$22,691
Net income per share:
Basic	$0.55	$0.40	$1.06	$0.63
Diluted	$0.53	$0.39	$1.04	$0.60
Weighted average common shares outstanding:
Basic	35,178	36,327	35,560	36,104
Diluted	36,159	38,014	36,548	37,841

Comprehensive income:
Net income	$19,186	$14,701	$37,859	$22,691
Other comprehensive income (loss):
Foreign currency translation adjustment	—	119	(52)	172
Comprehensive income	$19,186	$14,820	$37,807	$22,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2025	32,642,124	$33	3,604,278	$4	$319,745	$126	$(81,868)	$238,040
Issuance of common stock upon exercise of stock options	7,164	—	—	—	63	—	—	63
Net issuance of common stock upon vesting of restricted stock units	212,642	—	—	—	(1,147)	—	—	(1,147)
Repurchase and retirement of common stock	(1,068,016)	(1)	—	—	(19,850)	—	—	(19,851)
Stock-based compensation expense	—	—	—	—	5,141	—	—	5,141
Foreign currency translation adjustment	—	—	—	—	—	(52)	—	(52)
Net income	—	—	—	—	—	—	18,673	18,673
Balances at March 31, 2026	31,793,914	32	3,604,278	4	303,952	74	(63,195)	240,867
Issuance of common stock upon exercise of stock options	126,602	—	—	—	922	—	—	922
Net issuance of common stock upon vesting of restricted stock units	293,279	—	—	—	(720)	—	—	(720)
Repurchase and retirement of common stock	(578,322)	—	—	—	(9,149)	—	—	(9,149)
Stock-based compensation expense	—	—	—	—	5,672	—	—	5,672
Transfer of Class B common stock to Class A common stock	46,632	—	(46,632)	—	—	—	—	—
Net income	—	—	—	—	—	—	19,186	19,186
Balances at June 30, 2026	31,682,105	$32	3,557,646	$4	$300,677	$74	$(44,009)	$256,778

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

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$37,859	$22,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,756	2,139
Stock-based compensation expense	10,813	11,980
Deferred taxes	8,018	—
Unrealized foreign currency transaction (gains) losses	(37)	110
Litigation accrual settled with sale of assets	—	7,841
Changes in operating assets and liabilities:
Accounts receivable	(875)	6,386
Prepaid expenses and other current assets	410	(995)
Commissions receivable, current and non-current	—	1,873
Operating lease right-of-use assets	604	548
Accounts payable	(6,580)	(1,018)
Accrued expenses and other current liabilities	2,409	(2,288)
Deferred revenue	163	(119)
Operating lease liabilities	(618)	(545)
Net cash provided by operating activities	53,922	48,603
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(3,102)	(2,594)
Net cash used in investing activities	(3,102)	(2,594)
Cash flows from financing activities:
Proceeds from exercise of stock options	985	2,335
Repurchase of common stock	(29,000)	—
Tax withholding payments related to net share settlement	(1,867)	(2,279)
Net cash provided by (used in) financing activities	(29,882)	56
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	7
Net increase in cash, cash equivalents and restricted cash	20,939	46,072
Cash, cash equivalents and restricted cash at beginning of period	171,379	102,116
Cash, cash equivalents and restricted cash at end of period	$192,318	$148,188
Supplemental disclosure of non-cash information:
Acquisition of property and equipment included in accounts payable	$141	$164
Assets sold in settlement of litigation accrual	$—	$8,141

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the condensed consolidated financial statements, without considering borrowing availability under the Company’s credit facility.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2025 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2026 and results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025 have been made. The Company’s results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or any other period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition and the valuation of accounts receivable, the expensing and capitalization of website and software development costs, stock-based compensation expense and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in periods in which they become known. These estimates may change as new events occur and additional information is obtained, and actual results could differ materially from these estimates.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States, primarily in the automotive industry. For the three months ended June 30, 2026, three customers represented 31%, 12% and 11% of total revenue, respectively. For the three months ended June 30, 2025, two customers represented 35% and 11% of total revenue, respectively. For the six months ended June 30, 2026, two customers represented 35% and 11% of total revenue, respectively. For the six months ended June 30, 2025, two customers represented 39% and 12% of total revenue, respectively. As of June 30, 2026, four customers accounted for 27%, 16%, 12% and 11% of accounts receivable, respectively. As of December 31, 2025, two customers accounted for 36% and 11% of accounts receivable, respectively.

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above. The Company’s cash equivalents included money market funds of $15.5 million and $15.3 million as of June 30, 2026 and December 31, 2025, respectively, which were valued based on quoted market prices, representing a Level 1 measurement within the fair value hierarchy. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. There were no transfers into or out of Level 3 during the three and six months ended June 30, 2026 and 2025.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides an allowance against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the allowance. As of June 30, 2026 and December 31, 2025, the Company’s allowance for credit losses was $0.1 million. During each of the three and six months ended June 30, 2026 and 2025, the Company wrote off insignificant amounts of uncollectible accounts.

Revenue Recognition

The Company derives its revenue primarily by selling consumer referrals to its insurance provider customers, including insurance carriers, agents and indirect distributors. Prior to the sale of certain carrier contracts in May 2025, the Company also generated revenue from commission fees for the sale of policies, primarily in its automotive insurance vertical as part of its direct-to-consumer agency. In May 2025, the Company sold the right to receive commissions under its remaining property and casualty carrier contracts related to its direct-to-consumer agency to settle a litigation matter (see Note 3).

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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct channels	92%	86%	91%	89%
Indirect channels	8%	14%	9%	11%
	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Automotive	$172,051	$139,584	$344,437	$292,299
Home and renters	23,035	17,034	41,501	30,938
Other	—	11	—	24
Total revenue	$195,086	$156,629	$385,938	$323,261

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At June 30, 2026 and December 31, 2025, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the accompanying condensed consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.7 million as of December 31, 2025. During the six months ended June 30, 2026, the Company recognized revenue of $1.4 million that was included in the contract liability balance (deferred revenue) at December 31, 2025. The Company recognizes revenue from deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Amounts collected during the period are added to the deferred revenue balance.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive income. During the three months ended June 30, 2026 and 2025, advertising expense totaled $138.2 million and $111.1 million, respectively. During the six months ended June 30, 2026 and 2025, advertising expense totaled $273.1 million and $230.9 million, respectively.

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

3. Goodwill and Acquired Intangible Assets

Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. To date, the Company has had no impairments to goodwill. There were no changes to goodwill for the three and six months ended June 30, 2026.

Acquired intangible assets consisted of customer relationships and developed technology related to the Company’s acquisition of Policy Fuel, LLC and its affiliated entities, Kanopy Insurance Center, LLC, One Eight Software, Inc., and Parachute Insurance Services Corp., collectively referred to as “PolicyFuel,” which assets were sold as part of the settlement of litigation with the former owners of PolicyFuel on May 1, 2025. Amortization expense for intangible assets (prior to their sale) was $0.1 million and $0.4 million for the three and six months ended June 30, 2025, respectively.

The Company recorded legal settlement expense of $0.3 million and $8.2 million for the three and six months ended June 30, 2025, respectively, related to the settlement of litigation. The litigation accrual was settled on May 1, 2025 by the derecognition of the assets sold, consisting of commissions receivables and intangible assets, including customer relationships and developed technology, net of cash received of $0.5 million.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued employee compensation and benefits	$6,653	$4,568
Accrued advertising expenses	1,685	1,710
Other current liabilities	1,563	1,234
	$9,901	$7,512

5. Loan and Security Agreement

On August 1, 2025, the Company entered into a credit agreement (the “Credit Agreement”) providing for a senior secured revolving credit facility (the “Revolving Facility”) among the Company, as borrower, Western Alliance Bank, as administrative agent and collateral agent for the lenders (the “Agent”) and as a lender itself, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement provides for a $60.0 million senior secured revolving line of credit. Subject to customary terms and conditions (including the absence of any default or event of default under the Credit Agreement), the Company shall have the right, from time to time, to request one or more increases to the revolving commitments in an aggregate amount not to exceed up to $25.0 million during the term of the Credit Agreement. Availability under the Credit Agreement will terminate on August 1, 2028 (the “Revolving Commitment Period”), and all outstanding revolving loans must be paid on or before such date. The Company will pay a commitment fee of 0.075% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Commitment Period.

Pursuant to the Credit Agreement, borrowings under the Revolving Facility cannot exceed 85% of eligible accounts receivable balances. Outstanding borrowings under the Revolving Facility bear interest, at the Company’s election, at a per annum rate equal to (i) an adjusted term secured overnight financing rate for a one-month tenor (“Term SOFR”) plus 2.10% or (ii) the higher of the “prime rate” quoted in The Wall Street Journal, the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus 0.50%, or Term SOFR plus 1.00% (“ABR”), plus 1.10%. The Company may elect, from time to time, to convert all or any part of its Term SOFR loans to ABR loans or to convert all or any part of the ABR loans to Term SOFR loans. In an event of default, as defined in the Credit Agreement, and until such event is no longer continuing, the annual interest rate to be charged will be the annual rate otherwise applicable to borrowings at such time plus 2.00%.

Borrowings are collateralized by substantially all of the Company’s assets and property. Under the Credit Agreement, the Company has agreed to certain affirmative and negative covenants, reporting requirements and other customary requirements to which it will remain subject until maturity. The covenants include limitations on its ability to incur additional indebtedness, pay cash dividends, and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Credit Agreement and through the maturity date, for any period the Company does not maintain a minimum Adjusted Quick Ratio of 1.30 to 1.00, defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lenders plus (y) net accounts receivable reflected on the Company’s balance sheet (excluding accounts receivable that are more than 90 days past due, intercompany receivables, and receivables subject to dispute) to (2) current liabilities, including all borrowings outstanding under the Credit Agreement, but excluding the current portion of deferred revenue (in each case determined substantially in accordance with GAAP), the Agent shall have the ability to use the Company’s cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months.

As of June 30, 2026, the Company was in compliance with its covenants and had no amounts outstanding under the Credit Agreement.

6. Equity

Share Repurchase Program

On July 22, 2025, the Company’s board of directors authorized a share repurchase program for up to $50.0 million of the Company’s Class A common stock for one year from the board approval date. Share repurchases under the $50.0 million program were authorized to be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or by other legally permissible means. The share repurchase program did not obligate the Company to acquire a specific number of shares, and could have been suspended, modified, or terminated at any time, without prior notice. Repurchased shares were immediately retired and resumed the status of authorized but unissued shares of common stock.

On August 11, 2025, the Company repurchased 900,000 shares of Class A common stock under the program in a negotiated transaction with a related party at a purchase price of $23.33 per share for an aggregate purchase price of $21.0 million (see Note 10).

During the first quarter of 2026, the Company repurchased 1,068,016 shares of Class A common stock under the program at an average purchase price of $18.59 per share for an aggregate purchase price of $19.9 million.

During the three months ended June 30, 2026, the Company repurchased an additional 578,322 shares of Class A common stock under the program at an average purchase price of $15.82 per share for an aggregate purchase price of $9.1 million.

As of June 30, 2026, the Company has completed the share repurchase program.

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan automatically increases on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, by an amount equal to the lowest of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,812,320 shares effective as of January 1, 2026 in accordance with the provisions of the 2018 Plan described above. As of June 30, 2026, 3,689,881 shares remained available for future grant under the 2018 Plan.

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

Stock Option Activity

The Company did not grant common stock options during either of the three and six months ended June 30, 2026 or 2025.

Restricted Stock Unit Activity

The Company has granted RSU awards with service-based vesting conditions and with both service-based and performance-based vesting conditions (“pRSU”). The fair value of these grants is estimated on the date of grant using the market price of the underlying shares on the grant date.

The following table summarizes the Company’s RSU with service-based vesting conditions activity since December 31, 2025:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2025	1,902,648	$18.82
Granted	1,114,392	15.42
Vested	(503,390)	17.33
Forfeited	(171,941)	17.45
Unvested balance June 30, 2026	2,341,709	$17.62

The following table summarizes the Company’s pRSU activity since December 31, 2025:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2025	968,201	$20.47
Granted	211,165	17.08
Vested	(106,079)	19.41
Forfeited	(169,496)	21.02
Unvested balance June 30, 2026	903,791	$19.70

Unvested pRSUs outstanding as of June 30, 2026 and December 31, 2025 are comprised of the following awards:

	June 30, 2026	December 31, 2025
Performance conditions met	459,573	479,028
2027 performance conditions	444,218	489,173
Unvested balance June 30, 2026	903,791	968,201
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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$33	$39	$63	$48
Sales and marketing	1,064	2,006	2,344	3,571
Research and development	1,711	1,558	3,145	2,928
General and administrative	2,864	2,957	5,261	5,433
	$5,672	$6,560	$10,813	$11,980

Stock-based compensation expense in the table above includes $1.3 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively, and $2.1 million and $2.8 million for the six months ended June 30, 2026 and 2025, respectively, related to pRSUs.

As of June 30, 2026, unrecognized compensation expense for stock-based awards expected to vest was $33.5 million, which is expected to be recognized over a weighted average period of 2.9 years.

The Company recognized income tax benefits related to stock-based compensation expense of $1.3 million and $2.4 million as a component in calculating its income taxes for the three and six months ended June 30, 2026, respectively. Income tax benefits related to stock-based compensation expense for the three and six months ended June 30, 2025 were fully offset by the full valuation allowance against deferred tax assets.

8. Commitments and Contingencies

Leases

The Company leases office space under various non-cancelable operating leases. There have been no material changes to the Company’s leases during the three and six months ended June 30, 2026. For additional information, please read Note 10, Leases, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Purchase Commitment

In June 2025, the Company entered into a five-year, $18.5 million purchase commitment, in the ordinary course of business, for advertising with specified annual minimum payment amounts through July 2029. The remaining purchase commitment as of June 30, 2026 was $15.5 million, of which $3.5 million relates to the next twelve months.

Legal Proceedings and Other Contingencies

The Company is from time to time subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of its business. While the outcome of these claims cannot be predicted with certainty, management does not believe, based on its current knowledge, that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or financial condition. Notwithstanding the foregoing, the ultimate outcome of any legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. It is possible that an adverse outcome of any matter could be material to the Company’s business, financial position, results of operations or cash flows as a whole for any particular reporting period of occurrence. In addition, it is possible that a matter may prompt litigation or additional investigations or proceedings by government agencies or private litigants.

9. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.4 million in each of the three months ended June 30, 2026 and 2025 and $0.8 million and $0.9 million during the six months ended June 30, 2026 and 2025, respectively.

10. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended June 30, 2026 and 2025, the Company recorded expense of $12.0 million and $11.4 million, respectively, related to these arrangements. During the three months ended June 30, 2026 and 2025, the Company paid $15.3 million and $7.2 million, respectively, related to these arrangements. During the six months ended June 30, 2026 and 2025, the Company recorded expense of $24.8 million and $18.6 million, respectively, related to these arrangements. During the six months ended June 30, 2026 and 2025, the Company paid $23.5 million and $11.8 million, respectively, related to these arrangements. As of June 30, 2026 and December 31, 2025, amounts due to related-party affiliates totaled $5.0 million and $3.7 million, respectively, which are included in accounts payable on the accompanying condensed consolidated balance sheets.

On August 11, 2025, the Company repurchased 900,000 shares of Class A common stock from Link Ventures, which is an entity affiliated with funds advised by David Blundin, the Company’s chairman of the board of directors and co-founder, and other affiliated entities of Mr. Blundin, at a purchase price of $23.33 per share for an aggregate purchase price of $21.0 million pursuant to the provisions of the Company’s share repurchase program. The purchase price represented an approximate 1.8% discount to the closing price of the Company’s common stock on August 8, 2025. The shares were immediately retired. In connection with the repurchase agreement, Mr. Blundin and Link Ventures entered into a 180-day lock-up agreement with the Company which restricted the sale or transfer of any of the Company’s shares of capital stock beneficially owned by Mr. Blundin, subject to customary exceptions.

11. Income Taxes

The Company records income tax expense by applying its estimated annual effective tax rate to year-to-date income before income taxes, and adjusting for discrete items occurring in the quarter. The Company’s effective tax rate may vary from period to period, generally based on factors such as changes in forecasts and year-to-date results.

For the three and six months ended June 30, 2026, the Company recorded income tax expense of $5.3 million and $11.0 million related primarily to U.S. federal and state income taxes. The Company’s effective tax rate for the three and six months ended June 30, 2026 varied from the U.S. federal statutory income tax rate primarily due to state income taxes, partially offset by U.S. federal research and development tax credits.

For the three and six months ended June 30, 2025, the Company recorded income tax expense of $0.4 million and $1.0 million, respectively, consisting primarily of state income taxes. Until the fourth quarter of 2025, the Company maintained a full valuation allowance against its deferred tax assets.

12. Net Income per Share

A reconciliation of the numerators and the denominators of the basic and dilutive net income per common share computations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$19,186	$14,701	$37,859	$22,691

Denominator:
Weighted average basic common shares outstanding	35,178	36,327	35,560	36,104
Effect of dilutive securities:
Options to purchase common stock	375	636	403	670
Restricted stock units	606	1,051	585	1,067
Weighted average diluted common shares outstanding	36,159	38,014	36,548	37,841

The Company excluded the following potential common shares, presented based on weighted average shares outstanding during the periods, from the computation of diluted net income per share because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	—	3	—	3
Restricted stock units	226	11	240	12
	226	14	240	15

The tables above do not include performance-based awards for which the performance conditions had not been met as of period end. As of June 30, 2026 and 2025, the Company had outstanding pRSUs for which the performance conditions had not been met as of period end of 444,218 and 922,016, respectively.

13. Segments and Geographical Information

The Company’s revenue is derived from customers in the United States. Long-lived tangible assets held outside of the United States are not material.

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

As a single reportable segment entity, the Company’s segment performance measure is net income (loss), which is used to monitor budget versus actual results. Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$195,086	$156,629	$385,938	$323,261
Less:
Advertising expense	138,189	111,109	273,143	230,881
Cash operating expense(1)	26,794	23,564	53,363	47,917
Other segment items, net(2)	10,917	7,255	21,573	21,772
Net income	$19,186	$14,701	$37,859	$22,691

(1) Cash operating expense is primarily comprised of personnel-related costs, technology service costs, professional fees and office-related costs included in cost and operating expense in the Company’s consolidated statements of operations and comprehensive income and does not include non-cash depreciation and amortization and stock-based compensation amounts that are included in cost and operating expenses and legal settlement expense that is also included in cost and operating expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2025, on file with the Securities and Exchange Commission. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below, elsewhere in this Quarterly Report on Form 10-Q and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

In the three months ended June 30, 2026 and 2025, our total revenue was $195.1 million and $156.6 million, respectively, representing a year-over-year increase of 24.6%. We had net income of $19.2 million and $14.7 million for the three months ended June 30, 2026 and 2025, respectively, and had $30.1 million and $22.0 million in Adjusted EBITDA for the three months ended June 30, 2026 and 2025, respectively. In the six months ended June 30, 2026 and 2025, our total revenue was $385.9 million and $323.3 million, respectively, representing a year-over-year increase of 19.4%. We had net income of $37.9 million and $22.7 million for the six months ended June 30, 2026 and 2025, respectively, and had $59.4 million and $44.5 million in Adjusted EBITDA for the six months ended June 30, 2026 and 2025, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of Adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

Factors Affecting Our Performance

We believe that our performance and future growth depend on a number of factors that present opportunities for us but also pose risks and challenges, including those discussed below, elsewhere in this Quarterly Report on Form 10-Q, and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Auto insurance industry risk

For the six months ended June 30, 2026 and 2025, we derived 89% and 90%, respectively, of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. Furthermore, total revenue from our two largest auto insurance carrier customers was 35% and 11% of our revenue, respectively, for the six months ended June 30, 2026 and total revenue from our two largest auto insurance carrier customers was 39% and 12% of our revenue, respectively, for the six months ended June 30, 2025. Business cycles within the auto insurance industry heavily impact our carrier customers’ advertising spend with us, such as in 2022 and 2023 when the auto insurance industry experienced deteriorated underwriting performance due to a rise in claims, inflation, and inadequate policy premiums, which had a negative impact on the pricing and demand for consumer referrals in our marketplace throughout 2023.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), adjusted to exclude: stock-based compensation expense, depreciation and amortization expense, legal settlement expense, interest income and income taxes. Adjusted EBITDA is a non-GAAP financial measure that we present in this Quarterly Report on Form 10-Q to supplement the financial information we present on a GAAP basis. We monitor and present Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. Adjusted EBITDA should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, our definition of Adjusted EBITDA may be different than similarly titled measures presented by other companies, including those in our industry, which may reduce its usefulness as a comparative measure. For further explanation of the uses and limitations of this measure and a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non-GAAP Financial Measure”.

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

For the periods presented, our total revenue consisted of revenue generated within our insurance verticals as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Automotive	$172,051	$139,584	$344,437	$292,299
Home and renters	23,035	17,034	41,501	30,938
Other	—	11	—	24
Total revenue	$195,086	$156,629	$385,938	$323,261

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

We allocate certain overhead expenses, such as rent, utilities, office supplies and depreciation and amortization of general office assets, to cost of revenue and operating expense categories based on headcount. As a result, an overhead expense allocation is reflected in cost of revenue, sales and marketing, research and development, and general and administrative expenses. Personnel-related costs included in cost of revenue and operating expense categories include wages, fringe benefit costs and stock-based compensation expense.

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

In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of our presentation of Adjusted EBITDA as a tool for comparison.

The following table reconciles Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$19,186	$14,701	$37,859	$22,691
Stock-based compensation	5,672	6,560	10,813	11,980
Depreciation and amortization	971	918	1,756	2,139
Legal settlement	—	332	—	8,232
Interest income	(1,050)	(918)	(2,011)	(1,626)
Income taxes	5,324	363	11,015	1,047
Adjusted EBITDA	$30,103	$21,956	$59,432	$44,463

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following tables set forth our results of operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Statement of Operations Data:
Revenue(1)	$195,086	$156,629	$385,938	$323,261
Cost and operating expenses(2):
Cost of revenue	4,359	4,842	8,624	10,222
Sales and marketing	147,613	121,055	293,025	250,485
Research and development	9,429	7,772	17,977	15,257
General and administrative	10,200	8,460	19,411	16,900
Legal settlement	—	332	—	8,232
Total cost and operating expenses	171,601	142,461	339,037	301,096
Income from operations	23,485	14,168	46,901	22,165
Other income (expense):
Interest income	1,050	918	2,011	1,626
Other income (expense), net	(25)	(22)	(38)	(53)
Total other income, net	1,025	896	1,973	1,573
Income before income taxes	24,510	15,064	48,874	23,738
Income tax expense	(5,324)	(363)	(11,015)	(1,047)
Net income	$19,186	$14,701	$37,859	$22,691
Other Financial and Operational Data:
Variable marketing dollars	$56,897	$45,520	$112,795	$92,380
Adjusted EBITDA(3)	$30,103	$21,956	$59,432	$44,463

(1)  Comprised of revenue from the following distribution channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct channels	92%	86%	91%	89%
Indirect channels	8%	14%	9%	11%
	100%	100%	100%	100%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$33	$39	$63	$48
Sales and marketing	1,064	2,006	2,344	3,571
Research and development	1,711	1,558	3,145	2,928
General and administrative	2,864	2,957	5,261	5,433
	$5,672	$6,560	$10,813	$11,980

(3) See “—Non-GAAP Financial Measure” for information regarding our use of Adjusted EBITDA as a non-GAAP financial measure and a reconciliation of Adjusted EBITDA to its comparable GAAP financial measure.

Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$195,086	$156,629	$38,457	24.6%

Revenue increased by $38.5 million from $156.6 million for the three months ended June 30, 2025 to $195.1 million for the three months ended June 30, 2026. The increase in revenue was due to an increase of $32.5 million in our automotive vertical and an increase of $6.0 million in our home and renters vertical, due primarily to an increase in carrier spend for referrals.

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$385,938	$323,261	$62,677	19.4%

Revenue increased by $62.7 million from $323.3 million for the six months ended June 30, 2025 to $385.9 million for the six months ended June 30, 2026. The increase in revenue was due to an increase of $52.1 million in our automotive vertical and an increase of $10.6 million in our home and renters vertical, due primarily to an increase in carrier spend for referrals.

Cost of Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue	$4,359	$4,842	$(483)	-10.0%
Percentage of revenue	2.2%	3.1%

Cost of revenue decreased by $0.5 million from $4.8 million for the three months ended June 30, 2025 to $4.4 million for the three months ended June 30, 2026. Cost of revenue decreased primarily due to a decrease of $0.4 million in third-party call center costs.

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue	$8,624	$10,222	$(1,598)	-15.6%
Percentage of revenue	2.2%	3.2%

Cost of revenue decreased by $1.6 million from $10.2 million for the six months ended June 30, 2025 to $8.6 million for the six months ended June 30, 2026. Cost of revenue decreased primarily due to a decrease of $0.9 million in third-party call center costs and decreases of $0.3 million and $0.2 million in technology services and lead verification services, respectively.

Sales and Marketing

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing expense	$147,613	$121,055	$26,558	21.9%
Percentage of revenue	75.7%	77.3%

Sales and marketing expense increased by $26.6 million from $121.1 million for the three months ended June 30, 2025 to $147.6 million for the three months ended June 30, 2026. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $27.1 million due to an increase in carrier spend, partially offset by a decrease in personnel-related costs of $0.5 million. Personnel-related costs included stock-based compensation expense of $1.1 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively.

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing expense	$293,025	$250,485	$42,540	17.0%
Percentage of revenue	75.9%	77.5%

Sales and marketing expense increased by $42.5 million from $250.5 million for the six months ended June 30, 2025 to $293.0 million for the six months ended June 30, 2026. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $42.3 million due to an increase in carrier spend and increases in technology services and consulting services of $0.3 million and $0.2 million, respectively, partially offset by a decrease in amortization of $0.4 million due to the sale of acquired intangible assets as part of the settlement of litigation in 2025.

Research and Development

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Research and development expense	$9,429	$7,772	$1,657	21.3%
Percentage of revenue	4.8%	5.0%

Research and development expense increased by $1.7 million from $7.8 million for the three months ended June 30, 2025 to $9.4 million for the three months ended June 30, 2026. The increase in research and development expense was primarily due to an increase in personnel-related costs of $1.4 million due primarily to increased headcount and overall compensation increases, and an increase in technology services costs of $0.3 million.

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Research and development expense	$17,977	$15,257	$2,720	17.8%
Percentage of revenue	4.7%	4.7%

Research and development expense increased by $2.7 million from $15.3 million for the six months ended June 30, 2025 to $18.0 million for the six months ended June 30, 2026. The increase in research and development expense was primarily due to an increase in personnel-related costs of $2.4 million due primarily to increased headcount and overall compensation increases and an increase in technology services costs of $0.4 million.

General and Administrative

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
General and administrative expense	$10,200	$8,460	$1,740	20.6%
Percentage of revenue	5.2%	5.4%

General and administrative expenses increased by $1.7 million from $8.5 million for the three months ended June 30, 2025 to $10.2 million for the three months ended June 30, 2026. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $0.9 million, an increase in legal fees of $0.7 million and an increase in bank service fees of $0.2 million.

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
General and administrative expense	$19,411	$16,900	$2,511	14.9%
Percentage of revenue	5.0%	5.2%

General and administrative expenses increased by $2.5 million from $16.9 million for the six months ended June 30, 2025 to $19.4 million for the six months ended June 30, 2026. The increase in general and administrative expenses was primarily due to an increase in personnel-related costs of $1.2 million, an increase in legal fees of $0.7 million and an increase in bank service fees of $0.5 million.

Legal Settlement

Legal settlement expense was $0.3 million and $8.2 million for the three and six months ended June 30, 2025, respectively. Legal settlement expense for the three months ended June 30, 2025 consisted of legal expense related to the settlement of $0.4 million, partially offset by a $0.1 million reduction to the litigation accrual. Legal settlement expense for the six months ended June 30, 2025 consisted of the costs to settle the litigation of $7.8 million and legal expense related to the settlement of $0.4 million (see Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

Other Income (Expense)

Interest income increased by $0.1 million and $0.4 million in the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively, due to an increase in interest earned on our cash balances. Other income (expense), net was not significant for any periods presented.

Income Tax Expense

For the three and six months ended June 30, 2026, we recorded income tax expense of $5.3 million and $11.0 million related primarily to U.S. federal and state income taxes. Our effective tax rate for the three and six months ended June 30, 2026 varied from the U.S. federal statutory income tax rate primarily due to state income taxes, partially offset by U.S. federal research and development tax credits.

For the three and six months ended June 30, 2025, we recorded income tax expense of $0.4 million and $1.0 million, consisting primarily of state income taxes. Until the fourth quarter of 2025, we maintained a full valuation allowance against our deferred tax assets.

Variable Marketing Dollars and Margin

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$195,086	$156,629	$38,457	24.6%
Less: total advertising expense (a component of sales and marketing expense)	138,189	111,109
Variable marketing dollars	$56,897	$45,520	$11,377	25.0%
Variable marketing margin	29.2%	29.1%

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$385,938	$323,261	$62,677	19.4%
Less: total advertising expense (a component of sales and marketing expense)	273,143	230,881
Variable marketing dollars	$112,795	$92,380	$20,415	22.1%
Variable marketing margin	29.2%	28.6%

The increase in variable marketing dollars in the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was due primarily to increased carrier spend.

Liquidity and Capital Resources

As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $192.3 million and up to $60.0 million of availability under our revolving line of credit.

On August 1, 2025, we entered into a new senior secured revolving credit facility, or the Credit Agreement, with Western Alliance Bank, as administrative agent and collateral agent for the lenders, or the Agent, and as a lender itself, and the other lenders party thereto, or collectively, the Lenders. The Credit Agreement provides for a $60.0 million senior secured revolving line of credit. Subject to customary terms and conditions (including the absence of any default or event of default under the Credit Agreement), we have the right, from time to time, to request one or more increases to the revolving commitments in an aggregate amount not to exceed up to $25.0 million during the term of the Credit Agreement. Availability under the Credit Agreement will terminate on August 1, 2028, or the Revolving Commitment Period, and all outstanding revolving loans must be paid on or before such date. We will pay a commitment fee of 0.075% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Commitment Period.

Under the Credit Agreement, we have agreed to certain affirmative and negative covenants, reporting requirements and other customary requirements to which we will remain subject until maturity that may limit our operating flexibility. Specifically, the covenants include limitations on our ability to incur additional indebtedness, pay cash dividends, and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Credit Agreement and through the maturity date, for any period we do not maintain a minimum Adjusted Quick Ratio (as defined in the Credit Agreement) of 1.30 to 1.00, the Agent shall have the ability to use our cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months. For more information regarding our Credit Agreement, see Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. As of June 30, 2026, we were in compliance with the terms and conditions of our Credit Agreement.

On July 22, 2025, our board of directors authorized a share repurchase program for up to $50.0 million of our Class A common stock for one year from the board approval date. Share repurchases under the $50.0 million program were authorized to be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or by other legally permissible means. The share repurchase program did not obligate us to acquire a specific number of shares, and could have been suspended, modified, or terminated at any time, without prior notice. During the six months ended June 30, 2026, we repurchased $29.0 million of Class A common shares under the program and as of June 30, 2026, we completed the share repurchase program.

We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the consolidated financial statements, without considering the borrowing availability under the Credit Agreement. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our revenue, the timing and extent of spending on business initiatives, purchases of capital equipment to support our growth, sales and marketing activities, expansion of our business through acquisitions or our investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

In addition, we have an effective universal shelf registration statement on Form S-3 with the Securities and Exchange Commission that permits us to sell up to $150.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights or units from time to time and at prices and on terms that we may determine. The net proceeds of any securities we sell under this registration statement may be used for general corporate purposes, including among other possible uses, the acquisition of companies or businesses, repayment and refinancing of debt, working capital and capital expenditures. Any issuance of equity securities under this registration statement (or otherwise) may cause dilution to our stockholders. However, at this time, we have no plans to sell any securities under this registration statement.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$53,922	$48,603
Net cash used in investing activities	(3,102)	(2,594)
Net cash provided by (used in) financing activities	(29,882)	56
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	7
Net increase in cash, cash equivalents and restricted cash	$20,939	$46,072

Net cash provided by operating activities

Operating activities provided $53.9 million in cash during the six months ended June 30, 2026, primarily resulting from our net income of $37.9 million and adjusting for net non-cash charges of $20.6 million, partially offset by net cash used by changes in our operating assets and liabilities of $4.5 million. Net cash used by changes in our operating assets and liabilities consisted primarily of a net $4.2 million decrease in accounts payable and accrued expenses and other current liabilities and a $0.9 million increase in accounts receivable.

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

Net cash used in investing activities

Net cash used in investing activities of $3.1 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively, was attributable to the acquisition of property and equipment, which included the capitalization of certain software development costs. During the six months ended June 30, 2026 and 2025, we capitalized $2.7 million and $2.3 million, respectively, of software development costs.

Net cash provided by (used in) financing activities

During the six months ended June 30, 2026, net cash used in financing activities was $29.9 million, primarily due to $29.0 million used to repurchase common stock under our share repurchase program and $1.9 million used for tax withholding payments relating to net share settlements, partially offset by $1.0 million in proceeds received from the exercise of common stock options.

During the six months ended June 30, 2025, net cash provided by financing activities was $0.1 million, consisting of proceeds received from the exercise of common stock options, partially offset by tax withholding payments relating to net share settlements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our Credit Agreement provides us with credit at a floating rate of interest. As of June 30, 2026, we had no outstanding borrowings under our revolving line of credit and therefore no material exposure to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings and this item is included in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

As of the date of this report, there has been no material change from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no equity securities sold by us during the three months ended June 30, 2026 that were not registered under the Securities Act, and that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The following table presents information with respect to shares of Class A common stock repurchased by EverQuote, Inc. during the three months ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
				(in thousands)
April 1, 2026 to April 30, 2026	467,576	$15.77	2,435,592	$1,774
May 1, 2026 to May 31, 2026	110,746	16.02	2,546,338	—
June 1, 2026 to June 30, 2026	—	—	2,546,338	—
Total	578,322	$15.82	2,546,338	$—

(1) Average price paid per share includes broker commissions and costs associated with the repurchase.

(2) On July 22, 2025, our board of directors authorized the repurchase of up to $50.0 million in shares of the Company’s Class A common stock. Repurchased shares are retired and resume the status of authorized but unissued shares of common stock.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, the following directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
George Neble (Board Member)	Adoption (May 20, 2026)	Rule 10b5-1 trading arrangement	Sale	Until April 15, 2027, or such earlier date upon which all transactions are completed or expire without execution	Indeterminable (1)
John Shields (Board Member)	Adoption (May 26, 2026)	Rule 10b5-1 trading arrangement	Sale	Until May 15, 2027, or such earlier date upon which all transactions are completed or expire without execution	Indeterminable (2)
Jayme Mendal (Chief Executive Officer and President)	Adoption (June 16, 2026)	Rule 10b5-1 trading arrangement	Sale	Until February 28, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 125,880 shares

(1) Mr. Neble’s Rule 10b5-1 Trading Plan provides for the sale of an indeterminable number of shares of common stock from the settlement of restricted stock units (“RSUs”). The number of shares of common stock is unknown as the number will vary based on the extent to which vesting conditions of the RSUs are satisfied, the market price of the Company’s common stock at the time of settlement and the amount of shares that would otherwise be issuable on each settlement date of a covered RSU that are sold or withheld in an amount sufficient to satisfy applicable tax withholding obligations.

(2) Mr. Shields’ Rule 10b5-1 Trading Plan provides for the sale of an indeterminable number of shares of common stock from the settlement of restricted stock units (“RSUs”). The number of shares of common stock is unknown as the number will vary based on the extent to which vesting conditions of the RSUs are satisfied, the market price of the Company’s common stock at the time of settlement and the amount of shares that would otherwise be issuable on each settlement date of a covered RSU that are sold or withheld in an amount sufficient to satisfy applicable tax withholding obligations.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on July 2, 2018)

3.2

Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on June 5, 2026)

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

EVERQUOTE, INC.

Date: August 4, 2026	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Joseph Sanborn
Joseph Sanborn Chief Financial Officer, Chief Administrative Officer, Treasurer and Secretary (Principal Financial Officer)