Form 10-Q
period 2026-09-30
EverQuote, Inc.
filed 2026-11-03
CIK 1640428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, the registrant had 31,914,485 shares of Class A common stock, $0.001 par value per share, issued and outstanding and 3,557,646 shares of Class B common stock, $0.001 par value per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations, financial position, liquidity and capital resources; our business strategy and plans, including our development, deployment and monetization of new and enhanced products and services; our expectations regarding increased investments to drive our artificial intelligence, or AI, capabilities, including the costs associated therewith, the potential impact of such investments on our financial statements and results of operations, including operating income, variable marketing dollars, variable marketing margins and Adjusted EBITDA, and the anticipated benefits of such investments; trends in consumer traffic and demand for our products and services; our relationships with, and spending by, carriers and agents; objectives of management for future operations; and our capital allocation priorities, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “should,” “expects,” “might,” “plans,” “anticipates,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “seek,” “will,” “would” or “continue,” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, liquidity and results of operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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
•
risks related to AI, including our expected increased use of and investment in AI capabilities, and the costs associated therewith;
•
risks related to cybersecurity incidents or other network disruptions;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVERQUOTE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$229,070	$171,379
Accounts receivable, net	79,945	75,149
Prepaid expenses and other current assets	9,574	9,761
Total current assets	318,589	256,289
Property and equipment, net	9,970	7,878
Goodwill	21,501	21,501
Operating lease right-of-use assets	1,438	2,358
Deferred tax assets	25,746	38,704
Other assets	1,433	183
Total assets	$378,677	$326,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83,595	$76,851
Accrued expenses and other current liabilities	10,517	7,512
Deferred revenue	1,810	1,662
Operating lease liabilities	1,339	1,197
Total current liabilities	97,261	87,222
Deferred tax liabilities	268	281
Operating lease liabilities, net of current portion	286	1,370
Total liabilities	97,815	88,873
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 220,000,000 shares authorized; 31,914,485 shares and 32,642,124 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	32	33
Class B common stock, $0.001 par value; 30,000,000 shares authorized; 3,557,646 shares and 3,604,278 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	306,601	319,745
Accumulated other comprehensive income	82	126
Accumulated deficit	(25,857)	(81,868)
Total stockholders’ equity	280,862	238,040
Total liabilities and stockholders’ equity	$378,677	$326,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$218,077	$173,940	$604,015	$497,201
Cost and operating expenses:
Cost of revenue	4,632	4,712	13,256	14,934
Sales and marketing	164,951	135,362	457,976	385,847
Research and development	9,027	7,944	27,004	23,201
General and administrative	15,533	8,382	34,944	25,282
Legal settlement	—	—	—	8,232
Total cost and operating expenses	194,143	156,400	533,180	457,496
Income from operations	23,934	17,540	70,835	39,705
Other income (expense):
Interest income	1,224	992	3,235	2,618
Other income (expense), net	(41)	(12)	(79)	(65)
Total other income, net	1,183	980	3,156	2,553
Income before income taxes	25,117	18,520	73,991	42,258
Income tax benefit (expense)	(6,965)	345	(17,980)	(702)
Net income	$18,152	$18,865	$56,011	$41,556
Net income per share:
Basic	$0.51	$0.52	$1.58	$1.15
Diluted	$0.49	$0.50	$1.53	$1.10
Weighted average common shares outstanding:
Basic	35,379	36,218	35,499	36,143
Diluted	36,928	37,731	36,676	37,804

Comprehensive income:
Net income	$18,152	$18,865	$56,011	$41,556
Other comprehensive income (loss):
Foreign currency translation adjustment	8	(46)	(44)	126
Comprehensive income	$18,160	$18,819	$55,967	$41,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

						Accumulated
	Class A		Class B		Additional	Other		Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2025	32,642,124	$33	3,604,278	$4	$319,745	$126	$(81,868)	$238,040
Issuance of common stock upon exercise of stock options	7,164	—	—	—	63	—	—	63
Net issuance of common stock upon vesting of restricted stock units	212,642	—	—	—	(1,147)	—	—	(1,147)
Repurchase and retirement of common stock	(1,068,016)	(1)	—	—	(19,850)	—	—	(19,851)
Stock-based compensation expense	—	—	—	—	5,141	—	—	5,141
Foreign currency translation adjustment	—	—	—	—	—	(52)	—	(52)
Net income	—	—	—	—	—	—	18,673	18,673
Balances at March 31, 2026	31,793,914	32	3,604,278	4	303,952	74	(63,195)	240,867
Issuance of common stock upon exercise of stock options	126,602	—	—	—	922	—	—	922
Net issuance of common stock upon vesting of restricted stock units	293,279	—	—	—	(720)	—	—	(720)
Repurchase and retirement of common stock	(578,322)	—	—	—	(9,149)	—	—	(9,149)
Stock-based compensation expense	—	—	—	—	5,672	—	—	5,672
Transfer of Class B common stock to Class A common stock	46,632	—	(46,632)	—	—	—	—	—
Net income	—	—	—	—	—	—	19,186	19,186
Balances at June 30, 2026	31,682,105	32	3,557,646	4	300,677	74	(44,009)	256,778
Issuance of common stock upon exercise of stock options	58,169	—	—	—	525	—	—	525
Net issuance of common stock upon vesting of restricted stock units	174,211	—	—	—	(1,171)	—	—	(1,171)
Stock-based compensation expense	—	—	—	—	6,570	—	—	6,570
Foreign currency translation adjustment	—	—	—	—	—	8	—	8
Net income	—	—	—	—	—	—	18,152	18,152
Balances at September 30, 2026	31,914,485	$32	3,557,646	$4	$306,601	$82	$(25,857)	$280,862

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

EVERQUOTE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$56,011	$41,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,744	2,950
Stock-based compensation expense	17,383	18,708
Deferred taxes	12,949	—
Provision for bad debt	—	10
Unrealized foreign currency transaction (gains) losses	(31)	96
Litigation accrual settled with sale of assets	—	7,841
Changes in operating assets and liabilities:
Accounts receivable	(4,796)	(6,843)
Prepaid expenses and other current assets	185	(4,688)
Commissions receivable, current and non-current	—	1,873
Operating lease right-of-use assets	916	833
Accounts payable	6,808	7,937
Accrued expenses and other current liabilities	3,026	(689)
Deferred revenue	148	(376)
Operating lease liabilities	(939)	(837)
Net cash provided by operating activities	94,404	68,371
Cash flows from investing activities:
Acquisition of property and equipment, including costs capitalized for development of internal-use software	(4,932)	(3,896)
Purchase of strategic investment	(1,250)	—
Net cash used in investing activities	(6,182)	(3,896)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,510	3,394
Repurchase of common stock	(29,000)	(21,024)
Tax withholding payments related to net share settlement	(3,038)	(3,197)
Net cash used in financing activities	(30,528)	(20,827)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	2
Net increase in cash, cash equivalents and restricted cash	57,691	43,650
Cash, cash equivalents and restricted cash at beginning of period	171,379	102,116
Cash, cash equivalents and restricted cash at end of period	$229,070	$145,766
Supplemental disclosure of non-cash information:
Acquisition of property and equipment included in accounts payable	$60	$164
Assets sold in settlement of litigation accrual	$—	$8,141

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2025 was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 on file with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2026 and results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025 have been made. The Company’s results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026 or any other period.

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

The Company sells its consumer referrals to insurance provider customers, consisting of carriers and agents, and indirect distributors in the United States, primarily in the automotive industry. For the three months ended September 30, 2026, two customers represented 34% and 11% of total revenue, respectively. For the three months ended September 30, 2025, two customers represented 34% and 10% of total revenue, respectively. For the nine months ended September 30, 2026, two customers represented 35% and 10% of total revenue, respectively. For the nine months ended September 30, 2025, two customers represented 37% and 11% of total revenue, respectively. As of September 30, 2026, three customers accounted for 31%, 15% and 13% of accounts receivable, respectively. As of December 31, 2025, two customers accounted for 36% and 11% of accounts receivable, respectively.

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above. The Company’s cash equivalents included money market funds of $15.7 million and $15.3 million as of September 30, 2026 and December 31, 2025, respectively, which were valued based on quoted market prices, representing a Level 1 measurement within the fair value hierarchy. The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2026 and 2025.

Accounts Receivable

The Company provides credit to customers in the ordinary course of business and believes its credit policies are prudent and reflect industry practices and business risk. The Company monitors economic conditions to identify facts or circumstances that may indicate that its receivables are at risk of collection. The Company provides an allowance against accounts receivable for estimated losses, if any, that may result from a customer’s inability to pay based on the composition of its accounts receivable, current economic conditions and historical credit loss activity. Amounts determined to be uncollectible are charged or written-off against the allowance. As of September 30, 2026 and December 31, 2025, the Company’s allowance for credit losses was $0.1 million. During each of the three and nine months ended September 30, 2026 and 2025, the Company wrote off insignificant amounts of uncollectible accounts.

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

Total revenue is comprised of revenue from the following distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct channels	90%	85%	91%	87%
Indirect channels	10%	15%	9%	13%
	100%	100%	100%	100%

Total revenue is comprised of revenue from the following insurance verticals (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Automotive	$190,389	$157,641	$534,826	$449,940
Home and renters	27,688	16,290	69,189	47,228
Other	—	9	—	33
Total revenue	$218,077	$173,940	$604,015	$497,201

The Company has elected to apply the practical expedient in ASC 606 to expense incremental direct costs of obtaining a contract, consisting of sales commissions, as incurred as the expected period of benefit of the sales commissions is one year or less. At September 30, 2026 and December 31, 2025, the Company had not capitalized any costs to obtain any of its contracts.

Deferred Revenue

Amounts received for referrals prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the accompanying condensed consolidated balance sheets. Amounts expected to be recognized as revenue within 12 months of the balance sheet date are classified as current deferred revenue. Deferred revenue was $1.7 million as of December 31, 2025. During the nine months ended September 30, 2026, the Company recognized revenue of $1.4 million that was included in the contract liability balance (deferred revenue) at December 31, 2025. The Company recognizes revenue from deferred revenue by first allocating from the beginning deferred revenue balance to the extent that the beginning deferred revenue balance exceeds the revenue to be recognized. Amounts collected during the period are added to the deferred revenue balance.

Advertising Expense

Advertising expense consists of variable costs that are related to attracting consumers to the Company’s marketplace and generating consumer quote requests, including through its verified partner network, and promoting its marketplace to insurance carriers and agents. The Company expenses advertising costs as incurred and such costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive income. During the three months ended September 30, 2026 and 2025, advertising expense totaled $155.4 million and $123.8 million, respectively. During the nine months ended September 30, 2026 and 2025, advertising expense totaled $428.6 million and $354.7 million, respectively.

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

3. Goodwill and Acquired Intangible Assets

Goodwill is not amortized, but instead is reviewed for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company considers its business to be one reporting unit for purposes of performing its goodwill impairment analysis. To date, the Company has had no impairments to goodwill. There were no changes to goodwill for the three and nine months ended September 30, 2026.

Acquired intangible assets consisted of customer relationships and developed technology related to the Company’s acquisition of Policy Fuel, LLC and its affiliated entities, Kanopy Insurance Center, LLC, One Eight Software, Inc., and Parachute Insurance Services Corp., collectively referred to as “PolicyFuel,” which assets were sold as part of the settlement of litigation with the former owners of PolicyFuel on May 1, 2025. The Company recorded amortization expense for intangible assets of $0.4 million for the nine months ended September 30, 2025, prior to their sale.

The Company recorded legal settlement expense of $8.2 million for the nine months ended September 30, 2025, related to the settlement of litigation. The litigation accrual was settled on May 1, 2025 by the derecognition of the assets sold, consisting of commissions receivables and intangible assets, including customer relationships and developed technology, net of cash received of $0.5 million.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued employee compensation and benefits	$6,464	$4,568
Accrued advertising expenses	2,693	1,710
Other current liabilities	1,360	1,234
	$10,517	$7,512

5. Loan and Security Agreement

On August 1, 2025, the Company entered into a credit agreement (as amended, the “Credit Agreement”) providing for a senior secured revolving credit facility (the “Revolving Facility”) among the Company, as borrower, Western Alliance Bank, as administrative agent and collateral agent for the lenders (the “Agent”) and as a lender itself, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement provides for a $60.0 million senior secured revolving line of credit. Subject to customary terms and conditions (including the absence of any default or event of default under the Credit Agreement), the Company shall have the right, from time to time, to request one or more increases to the revolving commitments in an aggregate amount not to exceed up to $25.0 million during the term of the Credit Agreement. Availability under the Credit Agreement will terminate on August 1, 2028 (the “Revolving Commitment Period”), and all outstanding revolving loans must be paid on or before such date. The Company will pay a commitment fee of 0.075% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Commitment Period.

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

Borrowings are collateralized by substantially all of the Company’s assets and property. Under the Credit Agreement, the Company has agreed to certain affirmative and negative covenants, reporting requirements and other customary requirements to which it will remain subject until maturity. The covenants include limitations on its ability to incur additional indebtedness, pay cash dividends, and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Credit Agreement and through the maturity date, for any period the Company does not maintain a minimum Adjusted Quick Ratio of 1.30 to 1.00, defined as the ratio of (1) the sum of (x) unrestricted cash and cash equivalents held at the Lenders plus (y) net accounts receivable reflected on the Company’s balance sheet (excluding accounts receivable that are more than 90 days past due, intercompany receivables, and receivables subject to dispute) to (2) current liabilities, including all borrowings outstanding under the

Credit Agreement, but excluding the current portion of deferred revenue (in each case determined substantially in accordance with GAAP), the Agent shall have the ability to use the Company’s cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months. As of September 30, 2026, the Company was in compliance with its covenants and had no amounts outstanding under the Credit Agreement.

In August 2026, the Company amended the Credit Agreement, including to join a new subsidiary of the Company to the Credit Agreement and to update covenants related to permitted investments and indebtedness. In October 2026, the Company further amended the Credit Agreement (see Note 14).

6. Equity

On July 22, 2025, the Company’s board of directors authorized a share repurchase program for up to $50.0 million of the Company’s Class A common stock for one year from the board approval date (the “2025 Repurchase Program”). Share repurchases under the 2025 Repurchase Program were authorized to be made from time to time on the open market, pursuant to Rule 10b5-1 trading plans, or by other legally permissible means. The 2025 Repurchase Program did not obligate the Company to acquire a specific number of shares, and could have been suspended, modified, or terminated at any time, without prior notice. Repurchased shares were immediately retired and resumed the status of authorized but unissued shares of common stock.

On August 11, 2025, the Company repurchased 900,000 shares of Class A common stock under the 2025 Repurchase Program in a negotiated transaction with a related party at a purchase price of $23.33 per share for an aggregate purchase price of $21.0 million (see Note 10).

During the first quarter of 2026, the Company repurchased 1,068,016 shares of Class A common stock under the 2025 Repurchase Program at an average purchase price of $18.59 per share for an aggregate purchase price of $19.9 million. During the second quarter of 2026, the Company repurchased an additional 578,322 shares of Class A common stock under the 2025 Repurchase Program at an average purchase price of $15.82 per share for an aggregate purchase price of $9.1 million. As of the end of the second quarter of 2026, the Company had completed the 2025 Repurchase Program.

In October 2026, the Company's board of directors authorized a new share repurchase program (see Note 14).

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

The Company’s 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2008 Plan, the “Plans”) provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,149,480 shares of Class A common stock, plus the number of shares (up to 5,028,832 shares) equal to the sum of (i) the 583,056 shares of Class A common stock and Class B common stock that were available for grant under the 2008 Plan upon the effectiveness of the 2018 Plan and (ii) the number of shares of Class A common stock and Class B common stock subject to outstanding awards under the 2008 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, in the case of incentive stock options, to any limitations of the Internal Revenue Code). The number of shares of Class A common stock that may be issued under the 2018 Plan automatically increases on the first day of each fiscal year until, and including, the fiscal year ending December 31, 2028, by an amount equal to the lowest of (i) 2,500,000 shares of Class A common stock; (ii) 5% of the sum of the number of shares of Class A common stock and Class B common stock outstanding on the first day of such fiscal year; and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. The number of authorized shares reserved for issuance under the 2018 Plan was increased by 1,812,320 shares effective as of January 1, 2026 in accordance with the provisions of the 2018 Plan described above. As of September 30, 2026, 3,526,518 shares remained available for future grant under the 2018 Plan.

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

Stock Option Activity

The Company did not grant common stock options during either of the three and nine months ended September 30, 2026 or 2025.

Restricted Stock Unit Activity

The Company has granted RSU awards with service-based vesting conditions and with both service-based and performance-based vesting conditions (“pRSU”). The fair value of these grants is estimated on the date of grant using the market price of the underlying shares on the grant date.

The following table summarizes the Company’s RSU with service-based vesting conditions activity since December 31, 2025:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2025	1,902,648	$18.82
Granted	1,181,849	15.93
Vested	(696,474)	17.22
Forfeited	(239,879)	17.77
Unvested balance September 30, 2026	2,148,144	$17.86

The following table summarizes the Company’s pRSU activity since December 31, 2025:

		Weighted Average
	Number of Shares	Grant-Date Fair Value
Unvested balance December 31, 2025	968,201	$20.47
Granted	422,326	20.79
Vested	(134,523)	19.14
Forfeited	(169,496)	21.02
Unvested balance September 30, 2026	1,086,508	$20.67

Unvested pRSUs outstanding as of September 30, 2026 and December 31, 2025 are comprised of the following awards:

	September 30, 2026	December 31, 2025
Performance conditions met	431,129	479,028
2026 performance conditions not met	211,161	—
2027 performance conditions not met	444,218	489,173
Unvested balance	1,086,508	968,201
•
Performance conditions met — vesting over a four-year period based on continued service as the performance condition was met.
•
2026 performance conditions not met — cumulative vesting over a four-year period based on continued service, commencing in the first quarter of 2027, based on the level of achievement of a Company-specific performance target in the second half of 2026, from a maximum of 100% of the number of pRSUs granted to a minimum of 33% of the pRSUs granted with no vesting if a minimum threshold of target performance is not achieved during the period.
•
2027 performance conditions not met — vesting based on the level of achievement of a Company-specific performance target for a 12-month period ending between December 31, 2027 and December 31, 2029, from a maximum of 100% of the number of pRSUs granted to a minimum of 10% of the pRSUs granted with no vesting if a minimum threshold of target performance is not achieved during the period. On November 2, 2026, the Company modified the measurement criterion used to calculate the level of achievement of the Company-specific performance target of these awards. The performance targets and number of pRSUs remain unchanged.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$34	$39	$97	$87
Sales and marketing	984	2,289	3,328	5,860
Research and development	1,887	1,778	5,032	4,706
General and administrative	3,665	2,622	8,926	8,055
	$6,570	$6,728	$17,383	$18,708

Stock-based compensation expense in the table above includes $2.4 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $4.5 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively, related to pRSUs.

As of September 30, 2026, unrecognized compensation expense for stock-based awards expected to vest was $33.7 million, which is expected to be recognized over a weighted average period of 2.6 years.

The Company recognized income tax benefits related to stock-based compensation expense of $1.5 million and $3.9 million as a component in calculating its income taxes for the three and nine months ended September 30, 2026, respectively. Income tax benefits related to stock-based compensation expense for the three and nine months ended September 30, 2025 were fully offset by the valuation allowance against deferred tax assets.

8. Commitments and Contingencies

Leases

The Company leases office space under various non-cancelable operating leases. There have been no material changes to the Company’s leases during the three and nine months ended September 30, 2026. For additional information, please read Note 10, Leases, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Purchase Commitment

In June 2025, the Company entered into a five-year, $18.5 million purchase commitment, in the ordinary course of business, for advertising with specified annual minimum payment amounts through July 2029. In August 2026, the remaining $15.5 million commitment was terminated in exchange for a $4.0 million payment, which was recorded as general and administrative expense.

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

9. Retirement Plan

The Company has established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make any contributions to the 401(k) Plan. The Company contributed $0.3 million and $0.4 million during the three months ended September 30, 2026 and 2025, respectively, and $1.1 million and $1.3 million during the nine months ended September 30, 2026 and 2025, respectively.

10. Related Party Transactions

The Company has, in the ordinary course of business, entered into arrangements with other companies who have shareholders in common with the Company. Pursuant to these arrangements, related-party affiliates receive payments for providing website visitor referrals. During the three months ended September 30, 2026 and 2025, the Company recorded expense of $17.7 million and $12.7 million, respectively, related to these arrangements. During the three months ended September 30, 2026 and 2025, the Company paid $11.2 million and $14.7 million, respectively, related to these arrangements. During the nine months ended September 30, 2026 and 2025, the Company recorded expense of $42.5 million and $31.3 million, respectively, related to these arrangements. During the nine months ended September 30, 2026 and 2025, the Company paid $34.7 million and $26.5 million, respectively, related to these arrangements. As of September 30, 2026 and December 31, 2025, amounts due to related-party affiliates totaled $11.4 million and $3.7 million, respectively, which are included in accounts payable on the accompanying condensed consolidated balance sheets.

On August 11, 2025, the Company repurchased 900,000 shares of Class A common stock from Link Ventures, which is an entity affiliated with funds advised by David Blundin, the Company’s chairman of the board of directors and co-founder, and other affiliated entities of Mr. Blundin, at a purchase price of $23.33 per share for an aggregate purchase price of $21.0 million pursuant to the Company’s 2025 Repurchase Program. The purchase price represented an approximate 1.8% discount to the closing price of the Company’s common stock on August 8, 2025. The shares were immediately retired. In connection with the repurchase agreement, Mr. Blundin and Link Ventures entered into a 180-day lock-up agreement with the Company which restricted the sale or transfer of any of the Company’s shares of capital stock beneficially owned by Mr. Blundin, subject to customary exceptions.

11. Income Taxes

The Company records income tax expense by applying its estimated annual effective tax rate to year-to-date income before income taxes, and adjusting for discrete items occurring in the quarter. The Company’s effective tax rate may vary from period to period, generally based on factors such as changes in forecasts and year-to-date results.

For the three and nine months ended September 30, 2026, the Company recorded income tax expense of $7.0 million and $18.0 million, respectively, related primarily to U.S. federal and state income taxes. The Company’s effective tax rate for the three and nine months ended September 30, 2026 varied from the U.S. federal statutory income tax rate primarily due to state income taxes, partially offset by U.S. federal research and development tax credits.

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

12. Net Income per Share

A reconciliation of the numerators and the denominators of the basic and diluted net income per common share computations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$18,152	$18,865	$56,011	$41,556

Denominator:
Weighted average basic common shares outstanding	35,379	36,218	35,499	36,143
Effect of dilutive securities:
Options to purchase common stock	466	621	424	653
Restricted stock units	1,083	892	753	1,008
Weighted average diluted common shares outstanding	36,928	37,731	36,676	37,804

The Company excluded the following potential common shares, presented based on weighted average shares outstanding during the periods, from the computation of diluted net income per share because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	—	2	—	3
Restricted stock units	5	15	161	13
	5	17	161	16

The tables above do not include performance-based awards for which the performance conditions had not been met as of period end. As of September 30, 2026 and 2025, the Company had outstanding pRSUs for which the performance conditions had not been met as of period end of 655,379 and 849,900, respectively.

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

As a single reportable segment entity, the Company’s segment performance measure is net income (loss), which is used to monitor budget versus actual results. Significant segment expenses, as provided to the CODM, are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$218,077	$173,940	$604,015	$497,201
Less:
Advertising expense	155,444	123,800	428,587	354,681
Cash operating expense(1)	27,182	25,073	80,545	72,990
Other segment items, net(2)	17,299	6,202	38,872	27,974
Net income	$18,152	$18,865	$56,011	$41,556

(1) Cash operating expense is primarily comprised of personnel-related costs, technology service costs, professional fees and office-related costs included in cost and operating expenses in the Company’s consolidated statements of operations and comprehensive income and does not include non-cash depreciation and amortization and stock-based compensation amounts that are included in cost and operating expenses and other items such as legal settlement expense and a vendor contract termination fee related to a multi-year contract also included in cost and operating expenses.

(2) Other segment items, net included within net income include depreciation and amortization and stock-based compensation amounts that are non-cash items included in cost and operating expenses, and other items such as legal settlement expense and a vendor contract termination fee related to a multi-year contract that are considered not indicative of core operating performance, as well as interest income and income taxes. These amounts are also reported within the consolidated statements of operations and comprehensive income and consolidated statements of cash flows. See the accompanying consolidated financial statements and footnotes for financial information regarding other segment items, net and the Company’s operating segment.

14. Subsequent Events

On October 21, 2026, the Company's Credit Agreement was amended to, among other things, permit the Company to (i) repurchase, redeem or otherwise acquire shares of its capital stock, including its Class A common stock in an aggregate amount of up to $75.0 million and (ii) make certain investments in an aggregate amount of up to $15.0 million per year so long as no default or event of default exists at the time of, or would result from the making of, such investment. Each is subject to certain conditions and restrictions as set forth in the Credit Agreement.

On October 21, 2026, the Company’s board of directors authorized a share repurchase program (the “2026 Repurchase Program”). The 2026 Repurchase Program allows the Company to repurchase up to $50.0 million of its outstanding Class A common stock. Under the 2026 Repurchase Program, the Company may repurchase shares from time to time through open market purchases, privately negotiated transactions, or other means. Repurchases may be made in compliance with Rule 10b-18 under the Exchange Act, and may include purchases under trading plans adopted under Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will depend on market conditions, the common stock trading price, applicable legal requirements, the terms of the Credit Agreement and other factors. The 2026 Repurchase Program has no expiration date. It does not obligate the Company to acquire any particular amount of common stock, and the Company may modify, suspend or terminate it at any time without prior notice.

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

In the three months ended September 30, 2026 and 2025, our total revenue was $218.1 million and $173.9 million, respectively, representing a year-over-year increase of 25.4%. We had net income of $18.2 million and $18.9 million for the three months ended September 30, 2026 and 2025, respectively, and had $35.5 million and $25.1 million in Adjusted EBITDA for the three months ended September 30, 2026 and 2025, respectively. In the nine months ended September 30, 2026 and 2025, our total revenue was $604.0 million and $497.2 million, respectively, representing a year-over-year increase of 21.5%. We had net income of $56.0 million and $41.6 million for the nine months ended September 30, 2026 and 2025, respectively, and had $94.9 million and $69.5 million in Adjusted EBITDA for the nine months ended September 30, 2026 and 2025, respectively. See the section titled “—Non-GAAP Financial Measure” for information regarding our use of Adjusted EBITDA and its reconciliation to net income (loss) determined in accordance with generally accepted accounting principles in the United States, or GAAP.

To support our efforts to enable AI capabilities to drive productivity, marketplace growth and broaden our value to customers, we expect to increase our investments in advertising, people and technology. Accordingly, we expect increased spending in these areas, which may impact operating income, variable marketing dollars, variable marketing margins and Adjusted EBITDA. The timing, amount and benefits of these investments are uncertain and may not result in improved performance or profitability in the timeframe we expect, or at all.

Factors Affecting Our Performance

We believe that our performance and future growth depend on a number of factors that present opportunities for us but also pose risks and challenges, including those discussed below, elsewhere in this Quarterly Report on Form 10-Q, and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Auto insurance industry risk

For the nine months ended September 30, 2026 and 2025, we derived 89% and 90%, respectively, of our revenue from auto insurance providers and our financial results depend on the performance of the auto insurance industry. Furthermore, total revenue from our two largest auto insurance carrier customers was 35% and 10% of our revenue, respectively, for the nine months ended September 30, 2026 and total revenue from our two largest auto insurance carrier customers was 37% and 11% of our revenue, respectively, for the nine months ended September 30, 2025. Business cycles within the auto insurance industry heavily impact our carrier customers’ advertising spend with us, such as in 2022 and 2023 when the auto insurance industry experienced deteriorated underwriting performance due to a rise in claims, inflation, and inadequate policy premiums, which had a negative impact on the pricing and demand for consumer referrals in our marketplace throughout 2023.

Expanding consumer traffic

Our success depends in part on the growth and quality of our consumer traffic. We have historically increased consumer traffic to our marketplace by expanding existing advertising channels and adding new channels such as by engaging with consumers through our verified partner network. We plan to increase consumer traffic by leveraging the features and growing the data assets of our platform, including through the deployment of AI-enabled capabilities. While we plan to grow consumer traffic, we have the ability to decrease advertising spend when the revenue associated with such consumer traffic does not result in incremental profit to our business or in response to lower demand for consumer referrals. To support our efforts to enable AI capabilities to improve the quantity and quality of consumer traffic, we expect to make incremental investments in advertising, personnel and technology services. Our profitability will be impacted by our ability to acquire quote requests in significant volume, at prices that are attractive, and that represent high-intent shoppers for which insurance providers will purchase referrals.

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

Adjusted EBITDA

We use Adjusted EBITDA, a non-GAAP financial measure, to evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. For our definition and a description of our use of Adjusted EBITDA, its limitations, and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, please see “—Non-GAAP Financial Measure”.

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

For the periods presented, our total revenue consisted of revenue generated within our insurance verticals as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Automotive	$190,389	$157,641	$534,826	$449,940
Home and renters	27,688	16,290	69,189	47,228
Other	—	9	—	33
Total revenue	$218,077	$173,940	$604,015	$497,201

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

Sales and Marketing

Sales and marketing expense consists primarily of advertising and marketing expenditures as well as personnel-related costs for employees engaged in sales, marketing, data analytics and consumer acquisition functions. Advertising expenditures consist of variable costs that are related to attracting consumers to our marketplace, generating consumer quote requests, including the cost of quote requests we acquire from our verified partner network, and promoting our marketplace to carriers and agents. Advertising costs are expensed as incurred. Marketing costs consist primarily of content and creative development, public relations, memberships, and event costs. We expect our sales and marketing expense will increase in 2026 as compared to 2025 as we expect increased carrier spend for referrals, which will impact our advertising expenditures.

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

Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), excluding the impact of stock-based compensation expense, depreciation and amortization expense, interest income, income taxes and other items that we believe are non-recurring or not indicative of our core operating performance. The most directly comparable GAAP measure to Adjusted EBITDA is net income (loss). We monitor and present in this Quarterly Report on Form 10-Q Adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our operating performance, to establish budgets and to develop operational goals for managing our business. In particular, we believe that excluding the impact of these items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core operating performance.

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

Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Adjusted EBITDA should be considered together with other operating and financial performance measures presented in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income (loss), all of which could reduce the usefulness of our presentation of Adjusted EBITDA as a tool for comparison. Some of these limitations are:

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
•
Adjusted EBITDA excludes other items that we believe are non-recurring or not indicative of our core operating performance;
•
The expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies, including those in our industry, may exclude from Adjusted EBITDA when they report their operating results;

•
We may in the future modify how we calculate Adjusted EBITDA; and
•
Other companies may use other measures to evaluate their performance.

The following table reconciles Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP:

Reconciliation of Net Income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$18,152	$18,865	$56,011	$41,556
Stock-based compensation	6,570	6,728	17,383	18,708
Depreciation and amortization	988	811	2,744	2,950
Interest income	(1,224)	(992)	(3,235)	(2,618)
Income taxes	6,965	(345)	17,980	702
Other:
Vendor contract termination(1)	4,000	—	4,000	—
Legal settlement(2)	—	—	—	8,232
Adjusted EBITDA	$35,451	$25,067	$94,883	$69,530

(1)  During the three and nine months ended September 30, 2026, we terminated a multi-year vendor contract for advertising services with a $15.5 million remaining commitment in exchange for a payment of $4.0 million.

(2) During the nine months ended September 30, 2025, we recorded legal settlement costs related to the settlement of our litigation with the former owners of certain entities acquired in 2021.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following tables set forth our results of operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Statement of Operations Data:
Revenue(1)	$218,077	$173,940	$604,015	$497,201
Cost and operating expenses(2):
Cost of revenue	4,632	4,712	13,256	14,934
Sales and marketing	164,951	135,362	457,976	385,847
Research and development	9,027	7,944	27,004	23,201
General and administrative	15,533	8,382	34,944	25,282
Legal settlement	—	—	—	8,232
Total cost and operating expenses	194,143	156,400	533,180	457,496
Income from operations	23,934	17,540	70,835	39,705
Other income (expense):
Interest income	1,224	992	3,235	2,618
Other income (expense), net	(41)	(12)	(79)	(65)
Total other income, net	1,183	980	3,156	2,553
Income before income taxes	25,117	18,520	73,991	42,258
Income tax benefit (expense)	(6,965)	345	(17,980)	(702)
Net income	$18,152	$18,865	$56,011	$41,556
Other Financial and Operational Data:
Variable marketing dollars	$62,633	$50,140	$175,428	$142,520
Adjusted EBITDA(3)	$35,451	$25,067	$94,883	$69,530

(1)  Comprised of revenue from the following distribution channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct channels	90%	85%	91%	87%
Indirect channels	10%	15%	9%	13%
	100%	100%	100%	100%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$34	$39	$97	$87
Sales and marketing	984	2,289	3,328	5,860
Research and development	1,887	1,778	5,032	4,706
General and administrative	3,665	2,622	8,926	8,055
	$6,570	$6,728	$17,383	$18,708

(3) See “—Non-GAAP Financial Measure” for information regarding our use of Adjusted EBITDA as a non-GAAP financial measure and a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$218,077	$173,940	$44,137	25.4%

Revenue increased by $44.1 million from $173.9 million for the three months ended September 30, 2025 to $218.1 million for the three months ended September 30, 2026. The increase in revenue was due to an increase of $32.7 million in our automotive vertical and an increase of $11.4 million in our home and renters vertical, due primarily to an increase in carrier spend for referrals.

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$604,015	$497,201	$106,814	21.5%

Revenue increased by $106.8 million from $497.2 million for the nine months ended September 30, 2025 to $604.0 million for the nine months ended September 30, 2026. The increase in revenue was due to an increase of $84.9 million in our automotive vertical and an increase of $22.0 million in our home and renters vertical, due primarily to an increase in carrier spend for referrals.

Cost of Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue	$4,632	$4,712	$(80)	-1.7%
Percentage of revenue	2.1%	2.7%

Cost of revenue decreased by $0.1 million from $4.7 million for the three months ended September 30, 2025 to $4.6 million for the three months ended September 30, 2026. Cost of revenue decreased primarily due to a decrease in third-party call center costs.

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Cost of revenue	$13,256	$14,934	$(1,678)	-11.2%
Percentage of revenue	2.2%	3.0%

Cost of revenue decreased by $1.7 million from $14.9 million for the nine months ended September 30, 2025 to $13.3 million for the nine months ended September 30, 2026. Cost of revenue decreased primarily due to a decrease of $1.0 million in third-party call center costs and decreases of $0.4 million and $0.2 million in technology services and lead verification services, respectively.

Sales and Marketing

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing expense	$164,951	$135,362	$29,589	21.9%
Percentage of revenue	75.6%	77.8%

Sales and marketing expense increased by $29.6 million from $135.4 million for the three months ended September 30, 2025 to $165.0 million for the three months ended September 30, 2026. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $31.6 million due to an increase in carrier spend, partially offset by a decrease in personnel-related costs of $1.8 million. Personnel-related costs included stock-based compensation expense of $1.0 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively. Consulting costs also decreased by $0.6 million.

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Sales and marketing expense	$457,976	$385,847	$72,129	18.7%
Percentage of revenue	75.8%	77.6%

Sales and marketing expense increased by $72.1 million from $385.8 million for the nine months ended September 30, 2025 to $458.0 million for the nine months ended September 30, 2026. The increase in sales and marketing expense was primarily due to an increase in advertising costs of $73.9 million due to an increase in carrier spend and an increase in technology services of $0.7 million, partially offset by decreases of $1.9 million and $0.4 million in personnel-related costs and consulting costs, respectively. Personnel-related costs included stock-based compensation expense of $3.3 million and $5.9 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense also decreased by $0.4 million as we sold the acquired intangible assets as part of the settlement of litigation in 2025.

Research and Development

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Research and development expense	$9,027	$7,944	$1,083	13.6%
Percentage of revenue	4.1%	4.6%

Research and development expense increased by $1.1 million from $7.9 million for the three months ended September 30, 2025 to $9.0 million for the three months ended September 30, 2026. The increase in research and development expense was primarily due to an increase in personnel-related costs of $0.4 million due primarily to increased headcount and overall compensation increases, and an increase in technology services costs of $0.3 million.

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Research and development expense	$27,004	$23,201	$3,803	16.4%
Percentage of revenue	4.5%	4.7%

Research and development expense increased by $3.8 million from $23.2 million for the nine months ended September 30, 2025 to $27.0 million for the nine months ended September 30, 2026. The increase in research and development expense was primarily due to an increase in personnel-related costs of $2.8 million due primarily to increased headcount and overall compensation increases and an increase in technology services costs of $0.7 million.

General and Administrative

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
General and administrative expense	$15,533	$8,382	$7,151	85.3%
Percentage of revenue	7.1%	4.8%

General and administrative expenses increased by $7.2 million from $8.4 million for the three months ended September 30, 2025 to $15.5 million for the three months ended September 30, 2026. General and administrative expenses for the three months ended September 30, 2026 included a $4.0 million vendor contract termination fee for a long-term advertising contract. Other increases in general and administrative expenses included an increase in personnel-related costs of $1.5 million. Personnel-related costs included stock-based compensation expense of $3.7 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively. Consulting and professional fees also increased by $0.8 million related to strategic initiatives, and legal fees increased by $0.4 million.

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
General and administrative expense	$34,944	$25,282	$9,662	38.2%
Percentage of revenue	5.8%	5.1%

General and administrative expenses increased by $9.7 million from $25.3 million for the nine months ended September 30, 2025 to $34.9 million for the nine months ended September 30, 2026. The increase in general and administrative expenses was primarily due to a $4.0 million vendor contract termination fee for a long-term advertising contract. Personnel-related costs increased by $2.7 million due primarily to overall compensation increases and increased headcount. Personnel-related costs included stock-based compensation expense of $8.9 million and $8.1 million for the nine months ended September 30, 2026 and 2025, respectively. Legal fees and consulting and professional fees also increased by $1.1 million and $0.5 million, respectively, and bank service fees increased by $0.7 million.

Legal Settlement

Legal settlement expense was $8.2 million for the nine months ended September 30, 2025. Legal settlement expense for the nine months ended September 30, 2025 consisted of the costs to settle the litigation of $7.8 million and legal expense related to the settlement of $0.4 million (see Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q).

Other Income (Expense)

Interest income increased by $0.2 million and $0.6 million in the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively, due to an increase in interest earned on our cash balances. Other income (expense), net was not significant for any periods presented.

Income Tax Expense

For the three and nine months ended September 30, 2026, we recorded income tax expense of $7.0 million and $18.0 million, respectively, related primarily to U.S. federal and state income taxes. Our effective tax rate for the three and nine months ended September 30, 2026 varied from the U.S. federal statutory income tax rate primarily due to state income taxes, partially offset by U.S. federal research and development tax credits.

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

Variable Marketing Dollars and Margin

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$218,077	$173,940	$44,137	25.4%
Less: total advertising expense (a component of sales and marketing expense)	155,444	123,800
Variable marketing dollars	$62,633	$50,140	$12,493	24.9%
Variable marketing margin	28.7%	28.8%

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(dollars in thousands)
Revenue	$604,015	$497,201	$106,814	21.5%
Less: total advertising expense (a component of sales and marketing expense)	428,587	354,681
Variable marketing dollars	$175,428	$142,520	$32,908	23.1%
Variable marketing margin	29.0%	28.7%

The increase in variable marketing dollars in the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was due primarily to increased carrier spend.

Liquidity and Capital Resources

As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of $229.1 million and up to $60.0 million of availability under our revolving line of credit.

On August 1, 2025, we entered into a new senior secured revolving credit facility, or as amended, the Credit Agreement, with Western Alliance Bank, as administrative agent and collateral agent for the lenders, or the Agent, and as a lender itself, and the other lenders party thereto, or collectively, the Lenders. The Credit Agreement provides for a $60.0 million senior secured revolving line of credit. Subject to customary terms and conditions (including the absence of any default or event of default under the Credit Agreement), we have the right, from time to time, to request one or more increases to the revolving commitments in an aggregate amount not to exceed up to $25.0 million during the term of the Credit Agreement. Availability under the Credit Agreement will terminate on August 1, 2028, or the Revolving Commitment Period, and all outstanding revolving loans must be paid on or before such date. We will pay a commitment fee of 0.075% per annum on the average daily unused portion of commitments under the Credit Agreement during the Revolving Commitment Period.

Under the Credit Agreement, we have agreed to certain affirmative and negative covenants, reporting requirements and other customary requirements to which we will remain subject until maturity that may limit our operating flexibility. Specifically, the covenants include limitations on our ability to incur additional indebtedness, pay cash dividends, and engage in certain fundamental business transactions, such as mergers or acquisitions of other businesses. In addition, under the Credit Agreement and through the maturity date, for any period we do not maintain a minimum Adjusted Quick Ratio (as defined in the Credit Agreement) of 1.30 to 1.00, the Agent shall have the ability to use our cash receipts to repay outstanding obligations until such time as the Adjusted Quick Ratio is equal to or greater than 1.30 to 1.00 for two consecutive months. For more information regarding our Credit Agreement, see Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. As of September 30, 2026, we were in compliance with its covenants and had no amounts outstanding under the Credit Agreement.

On October 21, 2026, our board of directors authorized a share repurchase program for up to $50.0 million of our Class A common stock, or the 2026 Repurchase Program. Share repurchases under the 2026 Repurchase Program may be made from time to time on the open market, through privately negotiated transactions, pursuant to Rule 10b5-1 trading plans, or by other legally permissible means. The 2026 Repurchase Program does not obligate us to acquire a specific number of shares, can be suspended, modified, or terminated at any time, without prior notice, and does not expire. Repurchases under the program are expected to be funded from a combination of existing cash balances and future cash flow.

We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the consolidated financial statements, without considering the borrowing availability under the Credit Agreement. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our revenue, the timing and extent of spending on business initiatives, including increased investment in our AI capabilities, purchases of common stock under the 2026 Repurchase Program, purchases of capital equipment to support our growth, sales and marketing activities, expansion of our business through acquisitions, partnerships or other strategic investments in complementary offerings, technologies or businesses, market acceptance of our platform and overall economic conditions. If we do not achieve our revenue goals as planned, we believe that we can reduce our operating costs. If we need additional funds and are unable to obtain funding on a timely basis, we may need to significantly curtail our operations in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$94,404	$68,371
Net cash used in investing activities	(6,182)	(3,896)
Net cash used in financing activities	(30,528)	(20,827)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	2
Net increase in cash, cash equivalents and restricted cash	$57,691	$43,650

Net cash provided by operating activities

Operating activities provided $94.4 million in cash during the nine months ended September 30, 2026, primarily resulting from our net income of $56.0 million and adjusting for net non-cash charges of $33.0 million, and net cash provided by changes in our operating assets and liabilities of $5.3 million. Net cash provided by changes in our operating assets and liabilities consisted primarily of a $9.8 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $4.8 million increase in accounts receivable.

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

Net cash used in investing activities

Net cash used in investing activities of $6.2 million and $3.9 million for the nine months ended September 30, 2026 and 2025, respectively, was primarily attributable to the acquisition of property and equipment, which included the capitalization of certain software development costs. During the nine months ended September 30, 2026 and 2025, we capitalized $4.3 million and $3.4 million, respectively, of software development costs. We also used $1.3 million for a strategic investment during the nine months ended September 30, 2026.

Net cash used in financing activities

During the nine months ended September 30, 2026, net cash used in financing activities was $30.5 million, primarily due to $29.0 million used to repurchase common stock under our 2025 share repurchase program and $3.0 million used for tax withholding payments relating to net share settlements, partially offset by $1.5 million in proceeds received from the exercise of common stock options.

During the nine months ended September 30, 2025, net cash used in financing activities was $20.8 million primarily due to $21.0 million used to repurchase common stock under our 2025 share repurchase program from Link Ventures, which is an entity affiliated with funds advised by David Blundin, the Company's chairman of the board of directors and co-founder, and other affiliated entities of Mr. Blundin. Cash proceeds during the nine months ended September 30, 2025 included proceeds received from the exercise of common stock options, partially offset by tax withholding payments relating to net share settlements.

Contractual Obligations and Commitments

Our cash flows are dependent on a number of factors in addition to our operational expenditures, including our 2026 Repurchase Program and contractual and other obligations. As a result, our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

There have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2025 other than the termination of our five-year purchase commitment for advertising.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our Credit Agreement provides us with credit at a floating rate of interest. As of September 30, 2026, we had no outstanding borrowings under our revolving line of credit and therefore no material exposure to fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to legal proceedings and this item is included in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

As of the date of this report, there has been no material change from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

There were no equity securities sold by us during the three months ended September 30, 2026 that were not registered under the Securities Act, and that were not previously reported in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from July 1, 2026 to September 30, 2026.

Item 5. Other Information.

Outperformance pRSUs

On November 2, 2026, the board of directors on the recommendation of the Compensation Committee, approved amendments to the outperformance pRSUs granted to the Company’s executive officers in 2025 (the “Executive pRSUs”). The amendments (i) redefine Adjusted EBITDA, for purposes of the Executive pRSUs only, as a percentage of the Company’s GAAP revenue in order to determine achievement of the awards’ performance targets, subject to a downward adjustment in certain circumstances; and (ii) update and clarify the change in control provisions. Except for the amendments described above and other administrative revisions, the material terms of Executive pRSUs remain unchanged, including the measurement dates and number of pRSUs. The amendments address the possible impact on 2027 Adjusted EBITDA of the Company’s expected increased investment in AI. The amendments are intended to preserve the pRSUs’ original purpose of incentivizing achievement of the Company’s long-term model while supporting potential investments the Company believes may be necessary to drive long-term growth and stockholder value. This description is qualified in its entirety by the form of Amended and Restated Performance-Based Restricted Stock Unit Agreement, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, the following directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K:

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Jon Ayotte (Chief Accounting Officer)	Adoption (August 17, 2026)	Rule 10b5-1 trading arrangement	Sale	Until June 30, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 13,975 shares
Joseph Sanborn (Chief Financial Officer, Chief Administrative Officer, Treasurer & Secretary)	Adoption (August 27, 2026)	Rule 10b5-1 trading arrangement	Sale	Until March 5, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 95,032 shares
Mira Wilczek (Board Member)	Adoption (September 15, 2026)	Rule 10b5-1 trading arrangement	Sale	Until August 20, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 170,500 shares

Item 6. Exhibits.

Exhibit Number	Description

10.1*

Consent and First Amendment to Credit Agreement, dated as of August 3, 2026, by and among EverQuote, Inc. and Batnac, LLC, collectively, as Borrower, Western Alliance Bank, as Agent, and Western Alliance Bank, as a Lender, an Issuing Lender and the Swingline Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on October 21, 2026)

10.2*

Second Amendment to Credit Agreement, dated as of October 21, 2026, by and among EverQuote, Inc. and Batnac, LLC, collectively, as Borrower, Western Alliance Bank, as Agent, and Western Alliance Bank, as a Lender, an Issuing Lender and the Swingline Lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38549) filed with the SEC on October 21, 2026)

10.3#	Form of Amended and Restated Outperformance Performance-Based Restricted Stock Unit Agreement – Section 16 Officer

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer of the Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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

EVERQUOTE, INC.

Date: November 3, 2026	By:	/s/ Jayme Mendal
Jayme Mendal Chief Executive Officer and President (Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Joseph Sanborn
Joseph Sanborn Chief Financial Officer, Chief Administrative Officer, Treasurer and Secretary (Principal Financial Officer)